Form 10-Q
period 1995-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 1996-02-13
CIK 830159

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


                                                     FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 1995

                                                         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the transition period from                   to ____________
                               -----------------

                                           Commission file number: 0-17619


                            American Tax Credit Properties L.P.
                    (Exact name of Registrant as specified in its charter)

          Delaware                                               13-3458875
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                             06830
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ___.

                                        AMERICAN TAX CREDIT PROPERTIES L.P.

                                          PART I - FINANCIAL INFORMATION.


Item 1. Financial Statements.


                                    Table of Contents


Balance Sheets as of December 30, 1995 (Unaudited) and March 30, 1995
(Unaudited)

Statements of Operations for the three and nine month periods ended December 30, 1995 (Unaudited) and December 30, 1994
(Unaudited)

Statements of Cash Flows for the nine month periods ended December 30, 1995 (Unaudited) and December 30, 1994
(Unaudited)

Notes to Financial Statements as of December 30, 1995
(Unaudited)



                                        AMERICAN TAX CREDIT PROPERTIES L.P.

                                                  BALANCE SHEETS
                                    AS OF DECEMBER 30, 1995 AND MARCH 30, 1995
                                                    (UNAUDITED)


                                                                                     December 30,      March 30,
                                                                        Notes           1995             1995
                                                                        -----       -------------    ------------
ASSETS

   Cash and cash equivalents                                                     $      360,487      $    342,688
   Investments in bonds available-for-sale                                2           3,243,518         3,171,749
   Investment in Local Partnerships                                       3          10,335,192        11,787,392
   Interest receivable                                                                   61,668            68,365
                                                                                    -----------       -----------
                                                                                   $ 14,000,865       $15,370,194
                                                                                    ===========       ===========




LIABILITIES AND PARTNERS' EQUITY/(DEFICIT)

   Liabilities:
     Accounts payable and accrued expenses                                      $        42,756      $     51,496
     Payable to General Partner                                                                            43,861
                                                                                   ------------      ------------
                                                                                         42,756            95,357
                                                                                   ------------      ------------

   Partners' equity/(deficit):
     General Partner                                                                   (229,289)         (213,968)
     Limited Partners, $1,000 stated value per unit (41,286 units of
       Limited Partnership Interest outstanding)                                     13,870,282        15,387,065
     Unrealized gain on investments in bonds available-for-sale, net      2             317,116           101,740
                                                                                    -----------        ----------
                                                                                     13,958,109        15,274,837
                                                                                    -----------        ----------
                                                                                   $ 14,000,865       $15,370,194
                                                                                    ===========        ==========


See Notes to Financial Statements.



                                              AMERICAN TAX CREDIT PROPERTIES L.P.

                                                   STATEMENTS OF OPERATIONS
                                          FOR THE THREE AND NINE MONTH PERIODS ENDED
                                            DECEMBER 30, 1995 AND DECEMBER 30, 1994
                                                          (UNAUDITED)



                                                       Three Month        Nine Month        Three Month         Nine Month
                                                       Period Ended      Period Ended      Period Ended        Period Ended
                                                       December 30,      December 30,      December 30,        December 30,
                                            Notes          1995              1995              1994                1994
                                            -----    ----------------  ----------------  ----------------    ----------

REVENUES

   Interest                                          $      68,025    $      210,763     $       76,251      $      223,919
                                                      -------------     --------------      -----------       -------------
     TOTAL REVENUES                                         68,025           210,763             76,251             223,919
                                                      ------------     -------------        -----------       -------------

EXPENSES

   Administration fees                                      45,931           137,793             45,931             137,793
   Management fee                                           43,866           131,600             43,866             131,600
   Professional fees                                        40,165            65,050             24,567              61,289
   Printing, postage and other                               4,554            20,724             10,101              20,446
                                                     -------------     -------------       ------------       -------------
     TOTAL EXPENSES                                        134,516           355,167            124,465             351,128
                                                       -----------      ------------        -----------        ------------

Loss from operations                                       (66,491)         (144,404)           (48,214)           (127,209)

Equity in loss of Investment in Local
   Partnerships                               3           (325,482)       (1,387,700)          (376,078)         (1,493,985)
                                                      ------------      ------------        -----------         -----------

NET LOSS                                             $    (391,973)    $  (1,532,104)      $   (424,292)       $ (1,621,194)
                                                      ============      ============        ===========         ===========

NET LOSS ATTRIBUTABLE TO
   General Partner                                   $      (3,920)     $    (15,321)      $     (4,243)       $    (16,212)
   Limited Partners                                       (388,053)       (1,516,783)          (420,049)         (1,604,982)
                                                      ------------       -----------        -----------         -----------
                                                     $    (391,973)     $ (1,532,104)      $   (424,292)       $ (1,621,194)
                                                       ============      ============       ============        ============

NET LOSS per unit of Limited
   Partnership Interest (41,286 units
   of Limited Partnership Interest)                  $       (9.40)     $     (36.74)       $    (10.17)        $    (38.87)
                                                      ==============    ==============      =============       =============




   See Notes to Financial Statements.



                                              AMERICAN TAX CREDIT PROPERTIES L.P.

                                                   STATEMENTS OF CASH FLOWS
                                               FOR THE NINE MONTH PERIODS ENDED
                                            DECEMBER 30, 1995 AND DECEMBER 30, 1994
                                                          (UNAUDITED)



                                                                                  Nine Month            Nine Month
                                                                                 Period Ended          Period Ended
                                                                                December 30,           December 30,
                                                                                      1995                 1994
                                                                               ------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Interest received                                                              $    215,452             $ 222,503
   Amortization of investments in bonds                                                 11,615                13,269
   Cash paid for:
     printing, postage and other expenses                                              (16,412)              (23,090)
     professional fees                                                                 (70,361)              (71,289)
     administration fees                                                              (145,534)             (152,760)
     management fee                                                                   (175,461)             (175,461)
                                                                                    ----------             ---------
   Net cash used in operating activities                                              (180,701)             (186,828)
                                                                                    ----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Receipt of cash distributions from Local Partnerships                                64,500                66,995
   Maturity/redemption of bonds                                                        134,000               180,000
   Investment in Local Partnership                                                                          (140,000)
                                                                                   -----------              --------
   Net cash provided by investing activities                                           198,500               106,995
                                                                                   -----------              --------

Net increase/(decrease) in cash and cash equivalents                                    17,799               (79,833)

Cash and cash equivalents at beginning of period                                       342,688               123,592
                                                                                   -----------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    360,487             $  43,759
                                                                                   ===========              =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES
   Increase in unrealized gain on investments in bonds available-for-sale, net    $    215,376
                                                                                   ===========


-------------------------------------------------------------------------------------------------------------------------------
See  reconciliation of net loss to net cash used in operating  activities on the following page.





See Notes to Financial Statements.



                                              AMERICAN TAX CREDIT PROPERTIES L.P.

                                          STATEMENTS OF CASH FLOWS - (Continued)
                                             FOR THE NINE MONTH PERIODS ENDED
                                          DECEMBER 30, 1995 AND DECEMBER 30, 1994
                                                        (UNAUDITED)




                                                                               Nine Month            Nine Month
                                                                              Period Ended          Period Ended
                                                                              December 30,          December 30,
                                                                                  1995                  1994
                                                                            ----------------      ----------------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

NET LOSS                                                                   $   (1,532,104)        $  (1,621,194)
                                                                            -----------------     ---------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING
ACTIVITIES

   Equity in loss of Investment in Local Partnerships                           1,387,700             1,493,985
   Gain on redemption of investments in bonds                                      (2,008)
   Amortization of investments in bonds                                            11,615                13,269
   Decrease in payable to General Partner                                         (43,861)              (43,861)
   Decrease in accounts payable and accrued expenses                               (8,740)              (27,611)
   Decrease/(increase) in interest receivable                                       6,697                (1,416)
                                                                          ---------------       ---------------

Total adjustments                                                               1,351,403             1,434,366
                                                                             ------------          ------------


NET CASH USED IN OPERATING ACTIVITIES                                      $     (180,701)      $      (186,828)
                                                                            =============        ==============



See Notes to Financial Statements.

                                         AMERICAN TAX CREDIT PROPERTIES L.P.

                                            NOTES TO FINANCIAL STATEMENTS
                                                AS OF DECEMBER 30, 1995
                                                     (UNAUDITED)



1.Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 1995 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 1995 are not necessarily indicative of the results that may be expected for the entire year.

2.Investments in Bonds Available-For-Sale

As of December 30, 1995, investments in bonds available-for-sale are as follows:


                                         Amortized        Gross unrealized     Gross unrealized   Estimated
                                            cost              gains                losses         fair value

Description
Corporate debt securities:
  After one year through five years    $    215,630        $      3,517      $        (426)      $   218,721
  After five years through ten years        569,901              15,545            (39,648)          545,798
  After ten years                           846,944              63,496             (3,939)          906,501
                                        -----------           ---------        -----------        ----------
                                          1,632,475              82,558            (44,013)        1,671,020
                                         ----------           ---------         ----------         ---------

U.S. Treasury debt securities:
  Within one year                            44,883                 462              --               45,345
  After one year through five years         186,443              14,622               (940)          200,125
  After five years through ten years      1,062,601             264,427              --            1,327,028
                                         ----------           ---------     --------------         ---------
                                          1,293,927             279,511               (940)        1,572,498
                                        -----------           ---------        -----------         ---------
                                        $ 2,926,402          $  362,069        $   (44,953)       $3,243,518
                                         ==========           =========         ==========        ==========


The net unrealized gain on investments in bonds available-for-sale was $215,376 during the nine month period ended December 30, 1995 resulting in a net unrealized gain of $317,116 as of December 30, 1995.

Proceeds from the maturity/redemption of bonds totaled $134,000 and $180,000 for the nine month periods ended December 30, 1995 and 1994, respectively. Proceeds from the maturity/redemption of bonds were zero for the three month periods ended December 30, 1995 and 1994, respectively. No gain or loss was realized on such maturities/redemptions except a $2,008 gain during the nine month period ended December 30, 1995.

                                         AMERICAN TAX CREDIT PROPERTIES L.P.

                                               AS OF DECEMBER 30, 1995
                                                    (UNAUDITED)



3.Investment in Local Partnerships

     As of December 30, 1995, the Partnership owns limited partnership interests in nineteen Local Partnerships. In connection with the purchase of Local Partnership Interests, the Partnership made capital contributions in the aggregate amount of $34,510,290. As of September 30, 1995, the Local Partnerships have outstanding mortgage loans payable totaling approximately $82,879,000 and accrued interest payable on such loans totaling approximately $3,154,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.


As of December 30, 1995, the Investment in Local Partnerships balance consists of the following:



      Investment in Local Partnerships as of March 30, 1995                                         $ 11,787,392

      Equity in loss of  Investment  in Local  Partnerships  for the three month period ended:
               March 31, 1995                                                     $ (617,737)
               June 30, 1995                                                        (444,481)
               September 30, 1995                                                   (325,482)          (1,387,700) (A)
                                                                                  ------------

      Cash distributions received from Local Partnerships during the three month period ended:
               June 29, 1995                                                         (27,350)
               September 29, 1995                                                    (37,150)
               December 30, 1995                                                        -                 (64,500)
                                                                                 --------------      -------------

      Investment in Local Partnerships as of December 30, 1995                                       $  10,335,192
                                                                                                      ============


(A) Equity in loss of Investment in Local Partnerships is limited to each Local Partnership's investment balance; any such excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $503,008 and $1,605,659 for the three and nine month periods ended September 30, 1995, respectively, and $559,385 and $1,386,756 for the three and nine month periods ended September 30, 1994, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 1995 and December 31, 1994 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1995 and 1994 are reflected on pages 9 and 10, respectively.


                                         AMERICAN TAX CREDIT PROPERTIES L.P.

                                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                               AS OF DECEMBER 30, 1995
                                                     (UNAUDITED)


3.Investment in Local Partnerships - continued

The combined balance sheets of the Local Partnerships as of September 30, 1995 and December 31, 1994 are as follows:

                                                          September 30,              December 31,
                                                               1995                      1994
                                                        -----------------         -----------------

ASSETS

Cash and other investments                              $     1,624,100            $     1,555,469
Rental receivable                                               177,778                    138,973
Land                                                          4,476,955                  4,476,955
Buildings and improvements, net of accumulated
   depreciation of $26,817,884 and $23,896,741,
   respectively                                              87,303,099                 90,192,257
Escrow deposits and reserves                                  4,199,200                  3,333,945
Other assets                                                  4,649,403                  4,174,379
                                                          -------------               ------------
                                                           $102,430,535               $103,871,978
                                                            ===========                ===========

LIABILITIES AND PARTNERS' EQUITY/(DEFICIT)

Liabilities:

Mortgage loans payable                                    $  82,878,577              $  82,902,618
Due to related parties                                        5,368,278                  5,810,677
Accounts payable and accrued expenses                         1,005,125                    985,414
Notes payable                                                 1,571,231                    100,724
Other liabilities                                             5,406,736                  4,733,106
                                                           ------------               ------------
                                                             96,229,947                 94,532,539
                                                           ------------               ------------

Partners' equity/(deficit):

American Tax Credit Properties L.P.:
   Capital contributions, net of distributions               34,007,639                 34,089,417
   Cumulative loss                                          (23,672,447)               (22,284,747)
                                                           -------------              ------------
                                                             10,335,192                 11,804,670
                                                          -------------              -------------

General partners and other limited partners, including
   ATCP II: Capital contributions, net of distributions         358,444                    358,444
   Cumulative loss                                           (4,493,048)                (2,823,675)
                                                           ------------               ------------
                                                             (4,134,604)                (2,465,231)
                                                           ------------               ------------
                                                              6,200,588                  9,339,439
                                                          -------------              -------------
                                                           $102,430,535               $103,871,978
                                                            ===========                ===========



                                         AMERICAN TAX CREDIT PROPERTIES L.P.

                                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                                              AS OF DECEMBER 30, 1995
                                                     (UNAUDITED)



3.Investment in Local Partnerships - continued

The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1995 and 1994 are as follows:

                                               Three Month         Nine Month         Three Month        Nine Month
                                               Period Ended       Period Ended       Period Ended       Period Ended
                                              September 30,       September 30,      September 30,      September 30,
                                                    1995               1995               1994                1994
                                             ----------------   ----------------   -----------------  ---------------

REVENUES

   Rental                                      $  4,148,731        $11,732,139         $3,679,924        $11,124,526
   Interest and other                                88,411            208,749             82,026            178,109
                                              -------------       ------------        -----------       ------------
Total Revenues                                    4,237,142         11,940,888          3,761,950         11,302,635
                                                -----------        -----------          ---------         ----------

EXPENSES

   Administrative                                   571,781          1,673,643            454,761          1,477,297
   Utilities                                        257,933            919,300            264,430            916,890
   Operating, maintenance and other                 860,545          2,367,181            678,560          2,031,036
   Taxes and insurance                              433,080          1,328,845            425,027          1,229,288
   Interest, including amortization of
     $107,116, $155,172, $28,772 and
     $83,988, respectively                        2,008,753          5,787,849          1,913,562          5,696,269
   Depreciation                                     973,839          2,921,143            961,415          2,883,919
                                              -------------        -----------         ----------        -----------
Total Expenses                                    5,105,931         14,997,961          4,697,755         14,234,699
                                                -----------        -----------          ---------        -----------

NET LOSS                                      $    (868,789)      $ (3,057,073)       $  (935,805)       $(2,932,064)
                                               =============        ===========         ==========         ==========

NET LOSS ATTRIBUTABLE TO
American Tax Credit Properties L.P.           $    (325,482)      $ (1,387,700)       $  (376,078)       $(1,493,985)
General partners and other limited
   partners,  including ATCP II, which
   includes $503,008,  $1,605,659, $559,385
   and $1,386,756, respectively of American
   Tax Credit Properties L.P.loss in excess
   of investment                                   (543,307)        (1,669,373)          (559,727)        (1,438,079)
                                               -------------        -----------          ---------         ----------
                                               $   (868,789)      $ (3,057,073)       $  (935,805)       $(2,932,064)
                                                ============        ===========         ==========         ==========


The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for an entire operating period.

                                         AMERICAN TAX CREDIT PROPERTIES L.P.

                                              AS OF DECEMBER 30, 1995
                                                    (UNAUDITED)



3.Investment in Local Partnerships - continued

The Partnership owns a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), located in Homestead, Florida. In August, 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The City of Homestead has taken, but has not acted upon, administrative action threatening to demolish approximately 100 apartment units in the B & V complex unless reconstruction immediately commences. If demolished, the rebuilding of all such apartment units would be subject to changes in zoning by the City of Homestead and the results of litigation remedies being pursued by the B & V Local Partnership, discussed below. The damage to the complex is covered by property insurance. The Local General Partner of the B & V Local Partnership, on behalf of the B & V Local Partnership and at the insistence of the insurance company, entered into a contract with a particular contractor to repair the damage. After some delay the insurance company partially funded insurance proceeds to rebuild the complex and repairs commenced; however, on or about March 30, 1994, the contractor discontinued the repair work due to a dispute concerning costs and the refusal of the insurance company to advance additional funds. The insurance carrier has ceased making rental interruption insurance payments and the lender has declared a default. The Local General Partner of the B & V Local Partnership has taken the position that the insurance company has defaulted under its obligations to fully fund the reconstruction of the property and make required rental interruption insurance payments. Accordingly, the Partnership is pursuing a lawsuit against the insurance company in State court. The Local General Partner of the B & V Local Partnership has agreed with the lender and the Partnership to effect a plan of action. The objectives of the plan are to seek the protection of the bankruptcy court, stop the City of Homestead's demolition process, complete reconstruction of the buildings, preserve the Low-income Tax Credits and avoid foreclosure by working with the lender and allowing the B & V Local Partnership to pursue litigation remedies against the insurance companies. As of February 7, 1996, 52 dwelling units are completed and occupied (12 of which are awaiting certification of tenants by Dade County) and another 16 dwelling units will be under construction shortly. According to the plan of action, the B & V Local Partnership filed a petition of bankruptcy under Chapter 11 on November 21, 1994. The bankruptcy court decided to have the action against the contractor and its bonding company settled in binding arbitration rather than through a bankruptcy proceeding. Accordingly, the B & V Local Partnership has commenced an action directly against the contractor and the contractor's bonding company. Each of the parties (the B & V Local Partnership, the insurance company, the contractor and the contractor's bonding company) agreed to a voluntary nonbinding mediation process. As of January 31, 1996, one mediation meeting has taken place at which time the insurance company offered a settlement which was rejected by the Local General Partner of the B & V Local Partnership. It is anticipated that other mediation meeting will be held in the near future. Lastly, the City of Homestead has filed an action in order to take 4 buildings comprising 32 apartment units by eminent domain proceeding. Although such a process could result in a recapture of Low-income Tax Credits and loss of future Low-income Tax Credits, there would be an associated judicial proceeding in which the B & V Local Partnership would argue for significant damages from economic loss. Accordingly, because of the outstanding matters, including those associated with the bankruptcy plan, there can be no assurance that the Local General Partner of the B & V Local Partnership will eventually be successful in implementing this plan and reconstructing the entire complex. If it is not successful, the partners of the Partnership could suffer partial recapture of previous Low-income Tax Credits and a reduction of future Low-income Tax Credits generated by the B & V Local Partnership. A disaster of this scale is an unusual event. Because the magnitude of destruction caused by Hurricane Andrew in Southern Florida has limited precedent it is not possible to determine at this time the final economic impact resulting from Hurricane Andrew on the B & V Local Partnership, even if reconstructed.

                                     AMERICAN TAX CREDIT PROPERTIES L.P.

                                           AS OF DECEMBER 30, 1995
                                                  (UNAUDITED)



3.Investment in Local Partnerships - continued

     The General Partner has taken the position that temporary vacancies do not result in either a loss or delay of Low-income Tax Credits while attempts to conduct repairs are being made and, based on circumstances to date, the Partnership may continue to utilize the Low-income Tax Credits without interruption. However, the Partnership's tax professionals have recently informed the Partnership that, based upon a 1995 revenue procedure, the Internal Revenue Service could challenge the position taken by the Partnership concerning the uninterrupted utilization of the Low-income Tax Credits, with respect to units not completed, after December 31,1994. In addition, if any of the units were to be sold or not reconstructed, it would result in a reduction of future Low-income Tax Credits and partial recapture of previous Low-income Tax Credit with respect to those units. Of the Partnership's total annual Low-income Tax Credits, approximately $409,000 is allocated from the B & V Local Partnership which represents approximately 6.4% of the total annual Low-income Tax Credits. The Low-income Tax Credits with respect to the B & V Local Partnership are scheduled to expire in 1998.


     The B & V Local Partnership has deferred the recognition of the proceeds of the rental interruption insurance, and is not accruing for additional rental interruption insurance as part of its claim for damages against the insurance company (see discussion above), while recognizing expenses currently (principally mortgage interest and real estate taxes). In addition, the B & V Local Partnership is not recognizing depreciation expense while the complex is in the process of being reconstructed. The Partnership's investment balance in the B & V Local Partnership is zero as of December 30, 1995.

As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), during the year ended March 30, 1995, the Partnership acquired a 98% limited partnership equity interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, from principals of the Local General Partner of the B & V Local Partnership. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership is not completed. Under the terms of the limited partnership agreement between the Partnership and the B & V Phase I Local Partnership, the Partnership made its full capital contribution of $140,000 (by utilizing reserves) in October, 1994 with total Low-income Tax Credits expected to be allocated to the Partnership over the period 1994 through 1998 of approximately $499,000. In August, 1992, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew. As of January 31, 1996, approximately 54 of the units were complete and occupied. The B & V Phase I Local Partnership received permission to occupy the remaining units as of October 25, 1995. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January, 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership has not commenced making such payments. As a result, the lender has declared a default under the terms of the mortgage and the Local General Partner of the B & V Phase I Local Partnership is having discussions with the lender regarding a loan restructuring. The Partnership's investment balance in the B & V Phase I Local Partnership, after the allocation of cumulative equity losses, is zero as of December 30, 1995.

4.Additional Information

Additional information, including the audited March 30, 1995 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1995 on file with the Securities and Exchange Commission.

                                            AMERICAN TAX CREDIT PROPERTIES L.P.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Material Changes in Financial Condition.

As of December 30, 1995, Registrant has not experienced a significant change in financial condition as compared to March 30, 1995. Principal changes in assets are comprised of quarterly periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the nine month period ended December 30, 1995, Registrant received cash from interest earned from investments of working capital reserves, inclusive of amounts accrued as of March 30, 1995, of approximately $215,000 and cash distributions from the Local Partnerships of approximately $65,000. Registrant paid approximately $145,000 for administration fees, approximately $70,000 for professional fees, approximately $175,000 for management fees and approximately $16,000 for printing, postage and other expenses. During the nine month period ended
December 30, 1995, Registrant had a net unrealized gain on bonds available-for-sale of approximately $216,000, resulting in a net unrealized gain of approximately $317,000 reflected in Registrant's partners' equity/(deficit) as of December 30, 1995. Accordingly, cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $90,000 during the nine month period ended December 30, 1995. During the nine month period ended December 30, 1995, the Investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine month period ended September 30, 1995 of $1,387,700 and by cash distributions received from Local Partnerships of $64,500. In addition, during the nine month period ended December 30, 1995, Registrant received $134,000 from the maturity of investments in bonds available-for-sale held for working capital purposes.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of these Properties are controlled by federal and state agencies. In the event rents are not sufficient to cover operating expenses, mandatory debt service requirements, and other charges not considered probable at the time of the investment in a Local Partnership by Registrant, the Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). Substantially all of the Deficit Guarantee periods have expired. A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine month period ended September 30, 1995, revenues from operations, Deficit Guarantee advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and mandatory debt service. Certain Local Partnerships, not discussed below, are effectively operating at or near break even levels, although such Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. As discussed below, one Local Partnership's operating information indicates below break even operations after taking into account its mortgage and the financing structure and the required deferral of property management fees.

The terms of the partnership agreement of Federal Apartments Limited Partnership (the "Federal Local Partnership") require the Local General Partner of the Federal Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. As of September 30, 1995, the Local General Partner of the Federal Local Partnership has provided cumulative advances of approximately $443,000 under the Deficit Guarantee which has expired. The Federal Local Partnership incurred an operating deficit for the nine month period ended September 30, 1995 of approximately $110,000, which includes property management fees of approximately $59,000. The resulting net operating deficit of the Federal Local Partnership of approximately $51,000 includes various fixed asset additions and capital improvements of approximately $75,000. The 1995 deficit has been funded from Local General Partner advances of approximately $43,000, the repayment of an amount due from the Local General Partner of approximately $19,000 and the receipt of an escrow overage of approximately $47,000. The Local General Partner of the Federal Local Partnership has reported that all mortgage and real estate tax payments are current. The Federal Local Partnership has filed a lawsuit against, among others, the United States Department of Housing and Urban Development ("HUD"), alleging that HUD used an incorrect figure for debt service in determining the base rent component of the Federal Local Partnership's Housing Assistance Payments Contract rents, resulting in rents at a level insufficient to service the Federal Local Partnership's first mortgage. Among other things, the court has remanded HUD to review the rent computations used in determining the base rent component. The Local General Partner of the Federal Local Partnership is unable to determine at this time the final amounts that may be recoverable.

Registrant owns a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), located in Homestead, Florida. In August, 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The City of Homestead has taken, but has not acted upon, administrative action threatening to demolish approximately 100 apartment units in the B & V complex unless reconstruction immediately commences. If demolished, the rebuilding of all such apartment units would be subject to changes in zoning by the City of Homestead and the results of litigation remedies being pursued by the B & V Local Partnership, discussed below. The damage to the complex is covered by property insurance. The Local General Partner of the B & V Local Partnership, on behalf of the B & V Local Partnership and at the insistence of the insurance company, entered into a contract with a particular contractor to repair the damage. After some delay the insurance company partially funded insurance proceeds to rebuild the complex and repairs commenced; however, on or about March 30, 1994, the contractor discontinued the repair work due to a dispute concerning costs and the refusal of the insurance company to advance additional funds. The insurance carrier has ceased making rental interruption insurance payments and the lender has declared a default. The Local General Partner of the B & V Local Partnership has taken the position that the insurance company has defaulted under its obligations to fully fund the reconstruction of the property and make required rental interruption insurance payments. Accordingly, the Partnership is pursuing a lawsuit against the insurance company in State Court. The Local General Partner of the B & V Local Partnership has agreed with the lender and Registrant to effect a plan of action. The objectives of the plan are to seek the protection of the bankruptcy court, stop the City of Homestead's demolition process, complete reconstruction of the buildings, preserve the Low-income Tax Credits and avoid foreclosure by working with the lender and allowing the B & V Local Partnership to pursue litigation remedies against the insurance companies. As of February 7, 1996, 52 dwelling units are completed and occupied (12 of which are awaiting certification of tenants by Dade County) and another 16 dwelling units will be under construction shortly. According to the plan of action, the B & V Local Partnership filed a petition of bankruptcy under Chapter 11 on November 21, 1994. The bankruptcy court decided to have the action against the contractor and its bonding company settled in binding arbitration rather than through a bankruptcy proceeding. Accordingly, the B & V Local Partnership has commenced an action directly against the contractor and the contractor's bonding company. Each of the parties (the B & V Local Partnership, the insurance company, the contractor and the contractor's bonding company) agreed to a voluntary nonbinding mediation process. As of January 31, 1996, one mediation meeting has taken place at which time the insurance company offered a settlement which was rejected by the Local General Partner of the B & V Local Partnership. It is anticipated that other mediation meetings will be held in the near future. Lastly, the City of Homestead has filed an action in order to take 4 buildings comprising 32 apartment units by eminent domain proceeding. Although such a process could result in a recapture of Low-income Tax Credits and loss of future Low-income Tax Credits, there would be an associated judicial proceeding in which the B & V Local Partnership would argue for significant damages from economic loss. Accordingly, because of the outstanding matters, including those associated with the bankruptcy plan, there can be no assurance that the Local General Partner of the B & V Local Partnership will eventually be successful in implementing this plan and reconstructing the entire complex. If it is not successful, the partners of Registrant could suffer partial recapture of previous Low-income Tax Credits and a reduction of future Low-income Tax Credits generated by the B & V Local Partnership. A disaster of this scale is an unusual event. Because the magnitude of destruction caused by Hurricane Andrew in Southern Florida has limited precedent it is not possible to determine at this time the final economic impact resulting from Hurricane Andrew on the B & V Local Partnership, even if reconstructed.

     The General Partner has taken the position that temporary vacancies do not result in either a loss or delay of Low-income Tax Credits while attempts to conduct repairs are being made and, based on circumstances to date, Registrant may continue to utilize the Low-income Tax Credits without interruption. However, Registrant's tax professionals have recently informed Registrant that, based upon a 1995 revenue procedure, the Internal Revenue Service could challenge the position taken by Registrant concerning the uninterrupted utilization of the Low-income Tax Credits, with respect to units not completed, after December 31, 1994. In addition, if any of the units were to be sold or not reconstructed, it would result in a reduction of future Low-income Tax Credits and partial recapture of previous Low-income Tax Credits with respect to those units. Of Registrant's total annual Low-income Tax Credits, approximately $409,000 is allocated from the B & V Local Partnership, which represents approximately 6.4% of the total annual Low-income Tax Credits. The Low-income Tax Credits with respect to the B & V Local Partnership are scheduled to expire in 1998.

The B & V Local Partnership has deferred the recognition of the proceeds of the rental interruption insurance, and is not accruing for additional rental interruption insurance as part of its claim for damages against the insurance company (see discussion above), while recognizing expenses currently (principally mortgage interest and real estate taxes). In addition, the B & V Local Partnership is not recognizing depreciation expense while the complex is in the process of being reconstructed. Registrant's investment balance in the B & V Local Partnership is zero as of December 30, 1995.

As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), during the year ended March 30, 1995, Registrant acquired a 98% limited partnership equity interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit,
Section 8 assisted apartment complex located in Homestead, Florida, from principals of the Local General Partner of the B & V Local Partnership. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership is not completed. Under the terms of the limited partnership agreement between Registrant and the B & V Phase I Local Partnership, Registrant made its full capital contribution of $140,000 (by utilizing reserves) in October, 1994 with total Low-income Tax Credits expected to be allocated to Registrant over the period 1994 through 1998 of approximately $499,000. In August, 1992, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew. As of January 31, 1996, approximately 54 of the units were complete and occupied. The B & V Local Phase I Local Partnership received permission to occupy the remaining units as of October 25, 1995. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January, 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership has not commenced making such payments. As a result, the lender has declared a default under the terms of the mortgage and the Local General Partner of the B & V Phase I Local Partnership is having discussions with the lender regarding a loan restructuring. Registrant's investment balance in the B & V Phase I Local Partnership, after the allocation of cumulative equity losses, is zero as of December 30,1995.

Results of Operations.

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. Registrant accounts for its investments in Local Partnerships in accordance with the equity method of accounting. Under the equity method of accounting, the investment is carried at cost when paid, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each Investment in Local Partnership allocated to Registrant is recognized to the extent of such Local Partnership's investment balance, as recorded by Registrant. Any equity in loss in excess of any such Local Partnership's investment balance is allocated to other partners' capital in each such Local Partnership. Distributions received subsequent to the elimination of an investment balance for any such Investment in a Local Partnership are recorded as revenue by Registrant.

Cumulative losses and cash distributions in excess of Investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion above under Material Changes in Financial Condition regarding a Local Partnership currently operating below economic break even levels. In the case of the B & V Local Partnership, losses have been exacerbated due to consequences caused by Hurricane Andrew and the policy of recognizing expenses currently (principally mortgage interest and real estate taxes), while not recognizing potential proceeds resulting from the claims discussed above. Such results may be reversed in a future period, pending the outcome of the reconstruction of the complex and results of the litigation discussed above.

Three Month Period Ended December 30, 1995.

For the three month period ended December 30, 1995, Registrant had a net loss of approximately $392,000, which included an equity in loss of Investment in Local Partnerships of approximately $326,000 for the three month period ended September 30, 1995. Registrant's loss from operations for the three month period ended December 30, 1995 of approximately $66,000 was attributable to interest revenue of approximately $68,000 earned on investments held for working capital purposes, exceeded by operating expenses of approximately $134,000. Although Registrant's operating expenses are expected to remain fairly stable, the net results of operations for the three month period ended December 30, 1995 are not necessarily indicative of the results that may be expected in future periods.

The Local Partnerships' net loss of approximately $869,000 for the three month period ended September 30, 1995 was attributable to rental and other revenue of approximately $4,237,000, exceeded by operating and interest expenses of approximately $4,025,000 and approximately $1,081,000 of depreciation and amortization expenses. Although the operating results of the Local Partnerships are expected to remain fairly stable (with the exception of the effect of the B & V Local Partnership, as described above), the results of operations for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected in future periods.


Three Month Period Ended December 30, 1994.

For the three month period ended December 30, 1994, Registrant had a net loss of approximately $424,000, which included an equity in loss of Investment in Local Partnerships of approximately $376,000 for the three month period ended September 30, 1994. Registrant's loss from operations for the three month period ended December 30, 1994 of approximately $48,000 was attributable to interest revenue of approximately $76,000 earned on investments held for working capital purposes, exceeded by operating expenses of approximately $124,000.

The Local Partnerships' net loss of approximately $936,000 for the three month period ended September 30, 1994 was attributable to rental and other revenue of approximately $3,762,000, exceeded by operating and interest expenses of approximately $3,708,000 and approximately $990,000 of depreciation and amortization expenses.

Nine Month Period Ended December 30, 1995.

For the nine month period ended December 30, 1995, Registrant had a net loss of approximately $1,532,000, which included an equity in loss of Investment in Local Partnerships of approximately $1,388,000 for the nine month period ended September 30, 1995. Registrant's loss from operations for the nine month period ended December 30, 1995 of approximately $144,000 was attributable to interest revenue of approximately $211,000 earned on investments held for working capital purposes, exceeded by operating expenses of approximately $355,000. Although Registrant's operating expenses are expected to remain fairly stable, the net results of operations for the nine month period ended December 30, 1995 are not necessarily indicative of the results that may be expected in future periods.

The Local Partnerships' net loss of approximately $3,057,000 for the nine month period ended September 30, 1995 was attributable to rental and other revenue of approximately $11,941,000, exceeded by operating and interest expenses of approximately $11,922,000 and approximately $3,076,000 of depreciation and amortization expenses. Although the operating results of the Local Partnerships are expected to remain fairly stable (with the exception of the effect of the B & V Local Partnership, as described above), the results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected in future periods.

Nine Month Period Ended December 30, 1994.

For the nine month period ended December 30, 1994, Registrant had a net loss of approximately $1,621,000, which included an equity in loss of Investment in Local Partnerships of approximately $1,494,000 for the nine month period ended September 30, 1994. Registrant's loss from operations for the nine month period ended December 30, 1994 of approximately $127,000 was attributable to interest revenue of approximately $224,000 earned on investments held for working capital purposes, exceeded by operating expenses of approximately $351,000.

The Local Partnerships' net loss of approximately $2,932,000 for the nine month period ended September 30, 1994 was attributable to rental and other revenue of approximately $11,303,000, exceeded by operating and interest expenses of approximately $11,267,000 and approximately $2,968,000 of depreciation and amortization expenses.

Three and Nine Month Periods Ended December 30, 1995 versus Three and Nine Month Periods Ended December 30, 1994.

Registrant's operations for the three month period ended December 30, 1995 resulted in a net loss of approximately $392,000 as compared to a net loss of approximately $424,000 for the same period in 1994. The decrease in net loss is primarily attributable to a decrease in the equity in loss of Investment in Local Partnerships of approximately $51,000, which is primarily a result of (i) an increase in the net operating income of the Local Partnerships resulting from a retroactive rent increase received by one of the Local Partnerships and (ii) a decrease in losses in excess of Registrant's investment in Local Partnerships of approximately $56,000 in accordance with the equity method of accounting.



Registrant's operations for the nine month period ended December 30, 1995 resulted in a net loss of approximately $1,532,000 as compared to a net loss of approximately $1,621,000 for the same period in 1994. The decrease in net loss is primarily attributable to a decrease in the equity in loss of Investment in Local Partnerships of approximately $106,000. The equity in loss of Investment in Local Partnerships decreased for the nine month period ended September 30, 1995 as compared to the nine month period ended September 30, 1994, primarily as a result of an increase in losses in excess of Registrant's investment in Local Partnerships of approximately $219,000, in accordance with the equity method of accounting, partially offset by an increase in current losses of the B & V Phase I Local Partnership which was acquired in October 1994.

Although the Local Partnerships' operating and maintenance costs have increased for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, they are comparable to the total expenses incurred during the year ended December 31, 1994. Equity in loss of Investment in Local Partnerships is expected to decrease as Registrant's investment balances in additional Local Partnerships become zero.

                                          AMERICAN TAX CREDIT PROPERTIES L.P.

                                             Part II - OTHER INFORMATION.



Item 1.  Legal Proceedings.

                  As discussed in Part I, Item 1 - Financial Statements and Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations included herein, B & V, Ltd. (the "B & V Local Partnership") sustained considerable damage in August, 1992 due to Hurricane Andrew. Although the B & V Local Partnership was insured for property damage and rental interruption, the insurance company has not fully performed under its coverage obligation. Because of this circumstance and due to its limited resources, the B & V Local Partnership filed a voluntary petition of bankruptcy under Chapter 11 on November 21, 1994 in order to have a court address matters concerning the insurance company, the contractor and the contractor's bonding company. The petition was filed in the United States Bankruptcy Court, Southern District of Florida, Miami. The B & V Local Partnership was authorized to continue  in  the  management  and  control  of its  business  and  property  as debtor-in-possession under the Bankruptcy Code. Because the construction contract provides for disputes to be remedied through binding arbitration, the bankruptcy court decided to have the action against the contractor and its bonding company settled in binding arbitration rather than through a bankruptcy proceeding. Accordingly, the B & V Local Partnership has commenced an action directly against the contractor and the contractor's bonding company.

                  In connection with the foregoing, the B & V Local Partnership is a defendant in a lawsuit brought by the contractor alleging non-payment for repairs of approximately $120,000. The Local General Partner of the B & V Local Partnership denies that any amounts are due and has counterclaimed that the contractor breached its contract by rendering inadequate services and causing the B & V Local Partnership to incur substantial expense to remedy the defects. In connection with the reconstruction of the complex, the B & V Local Partnership has countersued the contractor and the contractor's bonding company for damages to the B & V Local Partnership's property. In addition, the B & V Local Partnership has brought an action against its insurance carrier for delays in settling its property damage claim. It is not possible at this time to determine the final economic impact resulting from Hurricane Andrew and the above stated legal proceedings on the B & V Local Partnership and Registrant.

                  On March 5, 1990, Stonebridge Associates ("Stonebridge") filed a lawsuit against Federal Apartments Limited Partnership (the "Federal Local Partnership") for repayment of an unsecured, non-interest bearing note in the amount of $96,000. The suit was filed in the First Judicial District Court in Caddo Parish, Louisiana. The suit alleges that the defendant was required to pay down such note upon the receipt of the second installment of the capital contribution obligation from Registrant. Such capital contribution payment was made by Registrant to the Federal Local Partnership on December 27, 1989. The Federal Local Partnership contends that Stonebridge is not entitled to such payment.

                  On December 16, 1993, the Federal Local Partnership filed a lawsuit against Henry Cisneros (in his capacity as Secretary of the United States Department of Housing and Urban Development ("HUD")) and the Housing Authority of the City of Fort Lauderdale, Florida ("FLHA") for violating the Administrative Procedure Act. The suit was filed in the United States District Court, Southern District of Florida (the "Court"). The suit alleges that the defendants used an incorrect figure for debt service in determining the base rent component of the Federal Local Partnership's Housing Assistance Payments Contract rents, resulting in rents at a level insufficient to service the Federal Local Partnership's co-insured first mortgage and, as a further result, the amount of the maximum insurable first mortgage was reduced and the Local General Partner of the Federal Local Partnership had to provide approximately $1,299,000 to the Federal Local Partnership. The Federal Local Partnership seeks payment of the difference in rents dating from 1988 to the present and recovery of all legal fees. The Local General Partner of the Federal Local Partnership estimates that the annual difference in rents resulting from the defendants' methods is approximately $180,000. Although the Court has ruled that HUD acted within its authority in denying certain change orders incurred in connection with the development of the property owned by the Federal Local Partnership, the Court also remanded HUD to review the rent computations used in determining the base rent component. The Local General Partner of the Federal Local Partnership expects to appeal the Court's ruling regarding the change orders, the impact of which is approximately $60,000 per year according to the Local General Partner. The Federal Local Partnership is unable to determine at this time the final amounts that may be recoverable from HUD and/or FLHA.

Registrant   is  not aware of  any  other   material   legal proceedings.


Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

                  As discussed in Part I, Item 1 - Financial Statements and Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the mortgagee of the first mortgage underlying the B & V Local Partnership has declared a default due to circumstances arising from the damage to the property resulting from Hurricane Andrew in August, 1992. The mortgagee has agreed to participate in a plan to resolve the circumstances concerning the B & V Local Partnership discussed in Part 1, Item 1 and Part 1,
Item 2 herein.

As discussed in Part I, Item 1 - Financial Statements and Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, under an agreement with the lender, B & V Phase I, Ltd. (the "B & V Phase I Local Partnership") was to commence paying debt service in January, 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership has not commenced making such payments. As a result, the lender has declared a default under the terms of the mortgage loan and the Local General Partner of the B & V Phase I Local Partnership is having discussions with the lender regarding a loan restructuring.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

     As discussed in Part I, Item 1 - Financial Statements and Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the B & V Local Partnership sustained considerable damage in August, 1992 due to Hurricane Andrew. The General Partner has taken the position that temporary vacancies do not result in either a loss or delay of Low-income Tax Credits while attempts to conduct repairs are being made and, based on circumstances to date, Registrant may continue to utilize the Low-income Tax Credits without interruption. However, Registrant's tax professionals have recently informed Registrant that, based upon a 1995 revenue procedure, the Internal Revenue Service could challenge the position taken by Registrant concerning the uninterrupted utilization of the Low-income Tax Credits, with respect to units not completed, after December 31, 1994. Of Registrant's total Low-income Tax Credits, approximately 6.4% is allocated from the B & V Local Partnership. A disaster of this scale is an unusual event. Because the magnitude of destruction caused by Hurricane Andrew in Southern Florida has limited precedent it is not possible to determine at this time the final economic impact resulting from Hurricane Andrew on the B & V Local Partnership, even if reconstructed.

Item 6.  Exhibits and Reports on Form 8-K.

         None

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN TAX CREDIT PROPERTIES L.P.
                                            (a Delaware limited partnership)

                                    By:    Richman Tax Credit Properties L.P.,
                                                   General Partner

                                        by: Richman Tax Credit Properties Inc.,
                                                    general partner


Date: February 13, 1996                  /s/ Richard Paul Richman
      -----------------                  ------------------------
                                         Richard Paul Richman
                                         President, Chief Executive Officer and
                                         Director of the general partner of the
                                         General Partner


Date: February 13, 1996                  /s/ Neal Ludeke
      -----------------                  ---------------
                                          Neal Ludeke
                                          Treasurer of the general partner
                                          of the General Partner
                                          (Principal Financial and Accounting
                                          Officer of Registrant)