Form 10-K
period 1996-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 1996-06-28
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                           (Mark One)
                      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year

                           For the fiscal year ended March 30, 1996

                                       OR

                      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ____________


                            (Commission File Number)          0-17619

                       American Tax Credit Properties L.P.
      (Exact name of registrant as specified in its governing instruments)

                          Delaware                          13-3548875
(State or other jurisdiction of organization)            (I.R.S. Employer
                                                       Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                        06830
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (203) 869-0900


Securities registered pursuant to Section 12(b) of the Act:

           None                                                 None
(Title of each Class)                               (Name of each exchange on
                                                         on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
- - --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Registrant has no voting stock.

Documents incorporated by reference:

Part I - pages 21 through 35 and 51 through 75 of the prospectus dated May 6, 1988, as supplemented by Supplement No. 1 and Supplement No. 2 dated August 11, 1988 and September 20, 1988, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.

- - --------------------------------------------------------------------------------
                                     PART I.
- - --------------------------------------------------------------------------------

Item 1. Business.

Formation.

American Tax Credit Properties L.P. ("Registrant"), a Delaware limited partnership, was formed on February 12, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant has invested in nineteen such Properties including one Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the "Historic Rehabilitation Tax Credit"). Registrant considers its activity to constitute a single industry segment.

Richman Tax Credit Properties L.P. (the "General Partner"), a Delaware limited partnership, was formed on February 10, 1988 to act as the sole general partner of Registrant. The general partners of the General Partner are Richard Paul Richman and Richman Tax Credit Properties Inc. ("Richman Tax"), a Delaware corporation which is wholly-owned by Richard Paul Richman. Richman Tax is an affiliate of both The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988 and Wilder Richman Corporation ("WRC"), a New York corporation co-founded by Richard Paul Richman in 1979.

The Amendment No. 2 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "Commission") on April 29, 1988 pursuant to the Securities Act of 1933 under Registration Statement No. 33-20391, which was declared effective on May 4, 1988. Reference is made to the prospectus dated May 6, 1988, as supplemented by Supplement No. 1 and Supplement No. 2 dated August 11, 1988 and September 20, 1988, respectively, filed with the Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 was filed with the Commission on November 21, 1988. Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 51 through 75 of the Prospectus is incorporated herein by reference.

On May 11, 1988, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 50,000 units of limited partnership interest ("Unit") at $1,000 per Unit. On August 19, 1988, the first closing for 23,603 Units took place and on November 15, 1988, the second and final closing for 17,683 Units took place. Limited partners' capital contributions amounted to $23,603,000 and $17,683,000 for the first and second closings, respectively, for a total of $41,286,000.

Competition.

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 21 through 35 of the Prospectus is incorporated herein by reference.

Employees.

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. An affiliate of the General Partner employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the General Partner.

Item 2. Properties.

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. Each of Registrant's Local Partnerships has been allocated by the relevant state tax credit agency an amount of Low-income Tax Credits for ten years from the date the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1995, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits. However, in connection with the eminent domain proceeding of B & V, Ltd. (see Part II, Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations herein) effective April, 1996, the City of Homestead was awarded four buildings comprising 32 rental units in a quick-take proceeding. As a result of the quick-take proceeding, Registrant will incur a recapture of Low-income Tax Credits taken through December, 1995 of approximately $163,000 and will be unable to utilize future Low-income Tax Credits associated with such rental units of approximately $188,000 for the period January, 1996 through 1998. In addition, the management agent was notified on June 14, 1996 by the monitoring agent for the Florida Housing Finance Agency that, as a result of rental units not in service, a portion of the property is considered to be in non-compliance which could result in additional recapture or the inability to utilize future Low-income Tax Credits.

Although Registrant generally owns a 98.9%-99% limited partnership equity interest ("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, acquired a 99% Local Partnership Interest in the Santa Juanita Limited Dividend Partnership, L.P. (the "Santa Juanita Local Partnership"); the ownership percentages of Registrant and ATCP II for the Santa Juanita Local Partnership are 34.64% and 64.36%, respectively.

Virtually  all  of the  Local  Partnerships  receive  rental  subsidy  payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 5). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew
Section 8 contracts expiring during HUD's fiscal year 1996, where requested by an owner, for an additional one year term at current rent levels. At the present time, Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.

                                                                                           Mortgage loans
Name of Local Partnership                               Number                             payable as of       Subsidy
Name of apartment complex                             of rental          Capital            December 31,         (see
Apartment complex location                               units        contribution               1995         footnotes)
- - --------------------------------                      -----------     ------------       -------------------- ----------

4611 South Drexel Limited Partnership
South Drexel Apartments
Chicago, Illinois                                           44        $     352,433         $  1,378,616         (1d)

B & V, Ltd. (3)
Homestead Apartments
Homestead, Florida                                         190            2,050,795            5,545,119           (1a)

B & V Phase I, Ltd.
Gardens of Homestead
Homestead, Florida                                          97              140,000            2,638,947           (1a)

Blue Hill Housing Limited Partnership
Blue Hill Housing
Grove Hall, Massachusetts                                  144            4,506,082            6,575,760           (1a)

Cityside Apartments, L.P.
Cityside Apartments
Trenton, New Jersey                                        126            6,098,990            7,922,111           (1a)

Cobbet Hill Associates Limited Partnership (4)
Cobbet Hill Apartments
Lynn, Massachusetts                                        117            4,910,942           13,449,324         (1a&c)




- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
                                                                                                  Mortgage loans
Name of Local Partnership                                      Number                             payable as of       Subsidy
Name of apartment complex                                    of rental          Capital            December 31,         (see
Apartment complex location                                      units        contribution               1995         footnotes)
- - --------------------------------                             -----------     ------------       -------------------- ----------

Dunbar Limited Partnership
Drexel View Apartments
Chicago, Illinois                                                 100       $  1,518,229           $  4,016,519           (1a)

Dunbar Limited Partnership No. 2
Baptist Tower Apartments
Chicago, Illinois                                                 102          1,701,849              4,598,856           (1a)

Erie Associates Limited Partnership
Erie Ventures Rental Infill
Springfield, Massachusetts                                         18            755,736                928,022           (1b)

Federal Apartments Limited Partnership
Federal Apartments
Fort Lauderdale, Florida                                          164          2,832,224              5,393,144           (1a)

Golden Gates Associates
Golden Gates
Brooklyn, New York                                                 85            879,478              4,669,861          (1c)

Grove Park Housing, A California Limited Partnership Grove
Park Apartments
Garden Grove, California                                          104          1,634,396              6,952,566          (1a)

Gulf Shores Apartments Ltd.
Morgan Trace Apartments
Gulf Shores, Alabama                                               50            352,693              1,495,054          (1c)

Hilltop North Associates, A Virginia Limited Partnership
Hilltop North Apartments
Richmond, Virginia                                                160          1,414,524              3,358,811          (1a)

Madison-Bellefield Associates
Bellefield Dwellings
Pittsburgh, Pennsylvania                                          158          1,047,744              3,720,055          (1a)

Pine Hill Estates Limited Partnership
Pine Hill Estates
Shreveport, Louisiana                                             110            613,499              2,516,299          (1a)

Santa Juanita Limited Dividend Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                                               45              313,887 (2)        1,532,327          (1a)

Vista del Mar Limited Dividend Partnership L.P.
Vista del Mar Apartments
Fajardo, Puerto Rico                                              152          3,097,059              5,407,880          (1a)

Winnsboro Homes Limited Partnership
Winnsboro Homes
Winnsboro, Louisiana                                               50            289,730              1,255,005          (1a)
                                                                             -----------            -----------
                                                                             $34,510,290            $83,354,276

                                                                              ==========             ==========

- - ------------------------------------------------------------ ----------- ---------------------- ------------------- -------------

Footnote descriptions are located on the following page.


- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
           (1)       Description of Subsidies:

               (a) Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

               (b) Chapter 707 of the Acts of 1966 of the State of Massachusetts allows qualified low-income tenants to pay a portion of their rent with the balance paid by Worcester Housing Authority.

               (c) The Local  Partnership's  debt structure includes a principal or interest payment subsidy.

               (d) The  city  of  Chicago  Housing  Authority  allows  qualified low-income tenants to receive rental certificates.

            (2) The capital contribution reflects Registrant's obligation only.

            (3) In August, 1992, the property owned by B & V, Ltd. ("the B & V Local Partnership") sustained considerable damage by Hurricane Andrew. See Part I, Item 3-Legal Proceedings and
                     Part II, Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations included herein for further information.

            (4) Cobbet Hill Associates Limited Partnership's complex also qualifies for the historic rehabilitation tax credit in accordance with Section 48 (g) of the Internal Revenue Code of 1986.

Item 3.  Legal Proceedings.

As discussed in Part II, Item 8 - Financial Statements and Supplementary Data and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations included herein, the B & V Local Partnership sustained considerable damage in August, 1992 due to Hurricane Andrew. Although the B & V Local Partnership was insured for property damage and rental interruption, the insurance company has not fully performed under its coverage obligation. Because of this circumstance and due to its limited resources, the B & V Local Partnership filed a voluntary petition of bankruptcy under Chapter 11 of the Bankruptcy Code on November 21, 1994 in order to have a court address matters concerning the insurance company, the contractor and the contractor's bonding company. The petition was filed in the United States Bankruptcy Court, Southern District of Florida, Miami. The B & V Local Partnership was authorized to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code. Because the construction contract provides for disputes to be remedied through binding arbitration, the bankruptcy court decided to have the action against the contractor and its bonding company settled in binding arbitration rather than through a bankruptcy proceeding. Accordingly, the B & V Local Partnership has commenced an action directly against the contractor and the contractor's bonding company.

In connection with the foregoing, the B & V Local Partnership is a defendant in a lawsuit brought by the contractor alleging non-payment for repairs of approximately $120,000. The local general partner of the B & V Local Partnership denies that any amounts are due and has counterclaimed that the contractor breached its contract by rendering inadequate services and causing the B & V Local Partnership to incur substantial expense to remedy the defects. In connection with the reconstruction of the complex, the B & V Local Partnership has countersued the contractor and the contractor's bonding company for damages to the B & V Local Partnership's property. In addition, the B & V Local Partnership has brought an action against its insurance carrier for delays in settling its property damage claim. Lastly, the City of Homestead filed an action in order to take four buildings comprising 32 rental units by eminent domain proceeding. Effective April, 1996, the City of Homestead was awarded such buildings pursuant to a quick-take proceeding and in June, 1996, the B & V Local Partnership accepted a settlement offer from the City of Homestead in the amount of $280,000 plus legal costs. It is not possible at this time to determine the final economic impact resulting from Hurricane Andrew and the above stated legal proceedings on the B & V Local Partnership and Registrant.

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

On December 16, 1993, the Federal Local Partnership filed a lawsuit against Henry Cisneros, in his capacity as Secretary of HUD and the Housing Authority of the City of Fort Lauderdale, Florida ("FLHA") for violating the Administrative Procedures Act. The suit was filed in the United States District Court, Southern District of Florida (the "Court"). The suit alleges that the defendants used an incorrect figure for debt service in determining the base rent component of the Federal Local Partnership's Section 8 rents, resulting in rents at a level insufficient to service the Federal Local Partnership's co-insured first mortgage and, as a further result, the amount of the maximum insurable first mortgage was reduced and the local general partner of the Federal Local
Partnership had to provide approximately $1,299,000 to the Federal Local Partnership. The Federal Local Partnership seeks payment of the difference in rents dating from 1988 to the present and recovery of all legal fees. The local general partner of the Federal Local Partnership estimates that the annual difference in rents resulting from the defendants' methods is approximately $180,000. Although the Court has ruled that HUD acted within its authority in denying certain change orders incurred in connection with the development of the property owned by the Federal Local Partnership, the Court also remanded HUD to review the rent computations used in determining the base rent component. The local general partner of the Federal Local Partnership expects to appeal the Court's ruling regarding the change orders, the impact of which is approximately $60,000 per year according to the local general partner. The Federal Local Partnership is unable to determine at this time the final amounts that may be recoverable from HUD and/or FLHA.

The principal shareholder of the local general partner of Grove Park Housing, A California Limited Partnership (the "Grove Park Local Partnership") recently pled guilty to criminal charges of mail fraud, submitting a false statement to HUD and obstructing a HUD audit in connection with alleged misappropriation of funds. Registrant is not aware of any charges of alleged misappropriation related to the local general partner's management of the Grove Park Local Partnership.

Registrant is not aware of any other material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                    PART II.

Item 5.  Market for Registrant's Common Equity
         and Related Security Holder Matters.

Market Information and Holders.

There is no established public trading market for the Units. There are provisions in the Amended and Restated Agreement of Limited Partnership of Registrant which are intended to prevent the development of a public secondary market. Since November 9, 1992, Merrill Lynch has provided its clients with a limited partnership secondary service available through Merrill Lynch's Limited Partnership Secondary Transaction Department. The number of owners of Units as of May 7, 1996 was 2,645, holding 41,286 Units.

Since December, 1994 Merrill Lynch has provided estimated values of limited partnerships and other direct investments on its client account statements. Estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) are provided annually to Merrill Lynch by independent valuation services. These estimated values are based on financial and other information available to the independent services on the prior August 15th. Merrill Lynch clients may contact their Merrill Lynch financial consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. In addition, Registrant may provide an estimate of limited partnership value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant over its remaining life.

Distributions.

Registrant owns a limited partnership equity interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of any cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant annual cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 1996 and 1995.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits") which are subject to various limitations, may be used by investors to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1995 and 1994 and the cumulative Tax Credits allocated from inception through December 31, 1995 are as follows:

                                                               Historic
                                                             Rehabilitation                      Low-income
                                                              Tax Credits                        Tax Credits

            Tax Year Ended December 31, 1995                  $     --                        $      146.01
            Tax Year Ended December 31, 1994                        --                               144.62

            Cumulative totals                                  $   71.88                      $    1,060.01


Notwithstanding circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein), Registrant expects to generate total Tax Credits over the term of Registrant totaling approximately $1,600 per Unit.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.



                                                                          Years Ended March 30,
                                         1996                1995                  1994                 1993                 1992
                                   ----------------     ---------------      ----------------     ----------------     ----------

Interest Revenue                   $     269,591        $     286,748         $    291,695        $     268,884        $    367,945
                                   =============        =============         ============        =============        =============

Equity in Loss of Investment
  in Local Partnerships              $(2,240,958)         $(2,319,646)         $(3,817,612)         $(4,077,150)        $(4,477,245)
                                     ===========          ===========          ===========          ===========          ===========

Net Loss                             $(2,425,508)         $(2,498,880)         $(4,002,184)         $(4,257,366)        $(4,558,740)
                                     ===========          ===========          ===========          ===========          ===========

Net Loss per
  Unit of Limited Partnership
  Interest (41,286 Units of
  Limited Partnership Interest)   $       (58.16)      $       (59.92)      $       (95.97)       $     (102.09)        $   (109.31)
                                  ==============       ==============       ==============        =============        =============



                                                                              As of March 30,
                                        1996                 1995                  1994                 1993                 1992
                                   ----------------     ----------------     ----------------     ----------------     ----------

Total Assets                          $13,040,183          $15,370,194         $17,766,222          $21,768,328          $26,098,590
                                      ===========          ===========         ===========          ===========          ===========

- - --------------------------------------------------------------------------------


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Capital Resources and Liquidity.

Registrant registered 50,000 units of limited partnership interest ("Units") at $1,000 per Unit with the Securities and Exchange Commission (the "Commission") and on May 4, 1988, the Commission declared effective Amendment No. 2 to the Registration Statement on Form S-11. Registrant admitted limited partners on August 19, 1988 and November 15, 1988 in two closings with aggregate limited partners' capital contributions amounting to $41,286,000.

Registrant acquired nineteen limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") by utilizing proceeds in the amount of $34,510,290 available from the offering of Units, net of syndication costs and amounts set aside for working capital. The Local Partnerships own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"); one Local Partnership owns a Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The investments in Local Partnerships are highly illiquid.

From the closing of Units, Registrant established a working capital reserve. Registrant is not expected to have access to any source of financing. Accordingly, if unforeseen contingencies arise that cause a Local Partnership to require additional capital, in addition to that contributed by Registrant, the source of such capital needs may be obtained from (i) limited working capital reserves from Registrant (which may include distributions received from Local Partnerships), (ii) debt financing at the Local Partnership level (which may not be available) or (iii) additional equity contributions of the general partner of a Local Partnership (the "Local General Partner"). In addition, the Local Partnerships are generally expected to maintain escrow reserves over time in addition to the reserves maintained by Registrant. There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements or be sufficient to remedy any such unforeseen contingencies.

As of March 30, 1996, Registrant has cash and cash equivalents held in cash and money market accounts totaling $397,120, all of which is set aside for working capital which is available for operating expenses of Registrant. In addition, as of March 30, 1996, Registrant's working capital includes investments in U.S. Treasury bonds of $1,508,542 with various maturity dates ranging from 1996 through 2004, investments in corporate bonds of $1,432,490 with various maturity dates ranging from 1996 through 2023 and investments in U.S. government agency bonds of $171,017 with a maturity date of 2007. Registrant acquired such investments with the objective of utilizing annual interest income and principal generated by such investments to meet its annual obligations. Future sources of Registrant's funds are expected primarily from interest earned on investments of working capital reserves, retired investments in bonds and limited cash distributions from Local Partnerships. These sources of funds are available to meet the obligations of Registrant, including providing funds for the reconstruction of the B & V Local Partnership described further below.

During the year ended March 30, 1996, Registrant received cash from interest earned on investments of working capital reserves, inclusive of amounts accrued as of March 30, 1995, of approximately $270,000 and cash distributions from the Local Partnerships of approximately $87,000, of which $5,000 was classified as other income from Local Partnerships. Registrant paid approximately $183,000 for administration fees, approximately $175,000 for a management fee, approximately $66,000 for professional fees and approximately $27,000 for printing, postage and other expenses. In addition, Registrant received $134,000 from the maturity of investments in bonds. Because Registrant's investments in bonds serve several potential uses, including resolving unforeseen contingencies which may arise in connection with the Properties, Registrant has classified its investments in bonds as available-for-sale, which requires that Registrant reflect such investments at estimated fair value on its balance sheet, with any unrealized gains or losses reported separately through partners' equity/(deficit), rather than through its statement of operations. Accordingly, Registrant's balance sheets reflect investments in bonds at estimated fair value as of March 30, 1996 and 1995. Notwithstanding any such unforeseen contingencies that may arise in connection with the Properties, Registrant intends to hold such investments to their maturities. During the year ended March 30, 1996, Registrant recorded a net unrealized gain on bonds available-for-sale of approximately $89,000, resulting in a net unrealized gain of approximately $191,000 reflected in Registrant's partners' equity/(deficit) as of March 30, 1996. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $5,000 during the year ended March 30, 1996. During the year ended March 30, 1996, the Investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1995 of $2,240,958 and by cash distributions received from Local Partnerships and credited against the investment balance of $82,000.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, virtually all of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 1996, where requested by an owner, for an additional one year term at current rent levels. At the present time, Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts are scheduled to expire in 1997 after being extended for one year and one Local Partnership's Section 8 contract is scheduled to expire during 1996. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 1995, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Certain Local Partnerships are effectively operating at or near break even levels, although such Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. As discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and required deferral of property management fees.

The terms of the partnership agreement of Federal Apartments Limited Partnership (the "Federal Local Partnership") require the Local General Partner of the Federal Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. As of December 31, 1995, the Local General Partner of the Federal Local Partnership has provided cumulative advances of approximately $460,000 under a deficit guarantee which has expired. The Federal Local Partnership incurred an operating deficit for the year ended December 31, 1995 of approximately $100,000, which includes property management fees of approximately $74,000. The resulting net operating deficit of the Federal Local Partnership of approximately $26,000 resulted primarily from costs incurred in connection with a modification of the Federal Local Partnership's first mortgage, which became effective November 1, 1995. Under the terms of the modification, the interest rate was reduced from 10.75% to 9.625%, resulting in annualized debt service savings of approximately $50,000. The 1995 deficit was funded from Local General Partner advances. Of Registrant's total annual Low-income Tax Credits, approximately 9.1% is allocated from the Federal Local Partnership. The Federal Local Partnership has filed a lawsuit against, among others, HUD alleging that HUD used an incorrect figure for debt service in determining the base rent component of the Federal Local Partnership's Section 8 rents, resulting in rents at a level insufficient to service the Federal Local Partnership's first mortgage. Among other things, the court has remanded HUD to review the rent computations used in determining the base rent component. The Local General Partner of the Federal Local Partnership is unable to determine at this time the final amounts that may be recoverable.

Registrant acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), a 190-unit complex, located in Homestead, Florida in December, 1988. In August, 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The City of Homestead has taken, but has not acted upon, administrative action threatening to demolish approximately 100 rental units in the B & V complex unless reconstruction immediately commences. If demolished, the rebuilding of all such rental units would be subject to changes in zoning by the City of Homestead and the results of litigation remedies being pursued by the B & V Local Partnership, discussed below. The damage to the complex is covered by property insurance. The Local General Partner of the B & V Local Partnership, on behalf of the B & V Local Partnership and at the insistence of the insurance company, entered into a contract with a particular contractor to repair the damage. After some delay the insurance company partially funded insurance proceeds to rebuild the complex and repairs commenced; however, on or about March 30, 1994, the contractor discontinued the repair work due to a dispute concerning costs and the refusal of the insurance company to advance additional funds. The insurance carrier has ceased making rental interruption insurance payments and the lender has declared a default. The Local General Partner of the B & V Local Partnership has taken the position that the insurance company has defaulted under its obligations to fully fund the reconstruction of the property and make required rental interruption insurance payments. Accordingly, Registrant is pursuing a lawsuit against the insurance company in State court. The Local General Partner of the B & V Local Partnership has agreed with the lender and Registrant to effect a plan of action. The objectives of the plan are to seek the protection of the bankruptcy court, stop the City of Homestead's demolition process, complete reconstruction of the buildings, preserve the Low-income Tax Credits and avoid foreclosure by working with the lender and allowing the B & V Local Partnership to pursue litigation remedies against the insurance companies. As of May 1, 1996, 52 rental units are completed and occupied. According to the plan of action, the B & V Local Partnership filed a petition of bankruptcy under Chapter 11 of the Bankruptcy Code on November 21, 1994. The bankruptcy court decided to have the action against the contractor and its bonding company settled in binding arbitration rather than through a bankruptcy proceeding. Accordingly, the B & V Local Partnership has commenced an action directly against the contractor and the contractor's bonding company. Each of the parties (the B & V Local Partnership, the insurance company, the contractor and the contractor's bonding company) agreed to a voluntary nonbinding mediation process. Lastly, as previously reported, the City of Homestead filed an action in order to take four buildings comprising 32 rental units by eminent domain proceeding. Effective April, 1996, the City of Homestead was awarded such buildings pursuant to a quick-take proceeding and in June, 1996, the B & V Local Partnership accepted a settlement offer from the City of Homestead in the amount of $280,000 plus legal costs. Subject to lender approval, such proceeds will be utilized toward the rehabilitation of remaining rental units. As a result of the quick-take of the buildings by the City of Homestead, Registrant will incur a recapture of Low-income Tax Credits taken through December, 1995 of approximately $163,000 (representing approximately $4 per Unit) and will be unable to utilize future Low-income Tax Credits associated with such apartments of approximately $188,000 (representing approximately $5 per Unit), for the period January, 1996 through 1998. Because of the outstanding matters, including those associated with the bankruptcy plan, there can be no assurance that the Local General Partner of the B & V Local Partnership will eventually be successful in implementing this plan and reconstructing the remaining rental units. If it is not successful, the partners of Registrant could suffer additional partial recapture of previous Low-income Tax Credits and a reduction of future Low-income Tax Credits generated by the B & V Local Partnership. A disaster of this scale is an unusual event. Because the magnitude of destruction caused by Hurricane Andrew in Southern Florida has limited precedent it is not possible to determine at this time the final economic impact resulting from Hurricane Andrew on the B & V Local Partnership, even if reconstructed.

The General Partner has taken the position that temporary vacancies do not result in either a loss or delay of Low-income Tax Credits while attempts to conduct repairs are being made and, except for the units taken through eminent domain, Registrant may continue to utilize the Low-income Tax Credits without interruption. However, Registrant's tax professionals have recently informed Registrant that, based upon a 1995 revenue procedure, the Internal Revenue Service could challenge the position taken by Registrant concerning the uninterrupted utilization of the Low-income Tax Credits, with respect to rental units not completed as of December 31, 1994. In addition, if any of the rental units were to be sold or not reconstructed, it would result in a reduction of future Low-income Tax Credits and partial recapture of previous Low-income Tax Credits with respect to those rental units. In addition, the management agent was notified on June 14, 1996 by the monitoring agent for the Florida Housing Finance Agency that, as a result of rental units not in service, a portion of the property is considered to be in non-compliance which could result in additional recapture or the inability to utilize future Low-income Tax Credits. Of Registrant's total annual Low-income Tax Credits, approximately $387,000 was allocated from the B & V Local Partnership (prior to the loss of units taken through eminent domain) which represents approximately 6.4% of the total annual Low-income Tax Credits. The Low-income Tax Credits with respect to the B & V Local Partnership are scheduled to expire in 1998.

The B & V Local Partnership has deferred the recognition of the proceeds of the rental interruption insurance (principally received in 1993) and is not accruing for additional rental interruption insurance which is part of its claim for damages against the insurance company (see discussion above), while recognizing expenses currently. In addition, the B & V Local Partnership is not recognizing full depreciation expense while the complex is in the process of being reconstructed. Registrant's investment balance in the B & V Local Partnership is zero as of March 30, 1996.

As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), during the year ended March 30, 1995, Registrant acquired a 98% limited partnership equity interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit,
Section 8 assisted apartment complex located in Homestead, Florida, from principals of the Local General Partner of the B & V Local Partnership. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership is not completed. Under the terms of the limited partnership agreement between Registrant and the B & V Phase I Local Partnership, Registrant made its full capital contribution of $140,000 (by utilizing reserves) in October, 1994 with total Low-income Tax Credits expected to be allocated to Registrant over the period 1994 through 1998 of approximately $499,000. In August, 1992, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew. As of May 1, 1996, all 97 of the units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January, 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership has not commenced making such payments. As a result, the lender has declared a default under the terms of the mortgage and the Local General Partner of the B & V Phase I Local Partnership is having discussions with the lender regarding a loan restructuring. Registrant's investment balance in the B & V Phase I Local Partnership, after the allocation of cumulative equity losses, is zero as of March 30, 1996. Of Registrant's total annual Low-income Tax Credits, approximately 1.3% is allocated from the B & V Phase I Local Partnership.

Results of Operations.

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. Registrant accounts for its Investments in Local Partnerships in accordance with the equity method of accounting. Under the equity method of accounting, the investment is carried at cost and is adjusted for Registrant's share of the Local Partnerships' results of operations and by any cash distributions received. Equity in loss of each Investment in Local Partnership allocated to Registrant is recognized to the extent of such Local Partnership investment balance, as recorded by Registrant. Any equity in loss in excess of any such Local Partnership investment balance is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of Investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. Distributions received subsequent to the elimination of an investment balance for any such Local Partnership are recorded as other income from Local Partnerships in the accompanying financial statements.

Cumulative losses and cash distributions in excess of Investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion above under Capital Resources and Liquidity regarding the Local Partnerships currently operating below economic break even levels. In the case of the B & V Local Partnership, losses have been exacerbated due to consequences caused by Hurricane Andrew and the policy of recognizing expenses currently, while not recognizing potential proceeds resulting from the claims discussed above. Such results may be reversed in a future period, pending the outcome of the reconstruction of the complex and results of the litigation discussed above.

Year Ended March 30, 1996.

For the year ended March 30, 1996, Registrant had a net loss of approximately $2,426,000, which included an equity in loss of Investment in Local Partnerships of approximately $2,241,000 for the year ended December 31, 1995. Registrant's loss from operations for the year ended March 30, 1996 of approximately $185,000 was attributable to interest revenue of approximately $269,000 and other income from Local Partnerships of $5,000, exceeded by operating expenses of approximately $459,000. Interest income for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses.

The Local Partnerships' net loss of approximately $4,837,000 for the year ended December 31, 1995 was attributable to rental and other revenue of approximately $15,977,000, exceeded by operating and interest expenses of approximately $16,664,000 and approximately $4,150,000 of depreciation and amortization expenses. The Local Partnerships' net loss for the year ended December 31, 1995 includes (i) the recorded loss of the B & V Local Partnership of approximately $659,000 and (ii) accrued Non-Mandatory Interest charges of approximately $492,000, and does not include the recognition of the debt subsidy of Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") under the Massachusetts State Housing Assistance for Rental Production program ("SHARP") (which is recorded as debt rather than revenue) in the amount of approximately $314,000 or the recorded principal amortization on mortgages payable of approximately $568,000.

Year Ended March 30, 1995.

For the year ended March 30, 1995, Registrant had a net loss of approximately $2,499,000, which included an equity in loss of Investment in Local Partnerships of approximately $2,320,000 for the year ended December 31, 1994. Registrant's loss from operations for the year ended March 30, 1995 of approximately $179,000 was attributable to interest revenue of approximately $287,000 and other income from Local Partnerships of approximately $2,000, exceeded by operating expenses of approximately $468,000.

The Local Partnerships' net loss of approximately $4,570,000 for the year ended December 31, 1994 was attributable to rental and other revenue of approximately $15,255,000, exceeded by operating and interest expenses of approximately $15,837,000 and approximately $3,988,000 of depreciation and amortization expenses. The Local Partnerships' net loss for the year ended December 31, 1994 includes (i) the recorded loss of the B & V Local Partnership of approximately $913,000 and (ii) accrued Non-Mandatory Interest charges of approximately $384,000, and does not include the recognition of the SHARP subsidy of the Cobbet Local Partnership in the amount of approximately $348,000 or the recorded principal amortization on mortgages payable of approximately $626,000.

Year Ended March 30, 1994.

For the year ended March 30, 1994, Registrant had a net loss of approximately $4,002,000, which included an equity in loss of Investment in Local Partnerships of approximately $3,818,000 for the year ended December 31, 1993. Registrant's loss from operations for the year ended March 30, 1994 of approximately $184,000 was attributable to interest revenue of approximately $292,000, exceeded by operating expenses of approximately $471,000 and amortization of organization costs of $5,000.

The Local Partnerships' net loss of approximately $4,203,000 for the year ended December 31, 1993 was attributable to rental and other revenue of approximately $15,303,000, exceeded by operating and interest expenses of approximately $15,555,000 and approximately $3,951,000 of depreciation and amortization expenses. The Local Partnerships' net loss for the year ended December 31, 1993 includes (i) the recorded loss of the B & V Local Partnership of approximately $775,000 and (ii) accrued Non-Mandatory Interest charges of approximately $385,000, and does not include the recognition of the SHARP subsidy of the Cobbet Local Partnership in the amount of approximately $380,000 or the recorded principal amortization on mortgages payable of approximately $587,000.

Year Ended March 30, 1996 versus 1995.

Registrant's operations for the year ended March 30, 1996 resulted in a net loss of approximately $2,426,000 as compared to a net loss of approximately $2,499,000 for the same period in 1995. The decrease in net loss is primarily attributable to a decrease in the equity in loss of Investment in Local Partnerships of approximately $79,000. The decrease in the equity in loss of Investment in Local Partnerships is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $433,000, in accordance with the equity method of accounting, partially offset by (i) an increase in repairs and maintenance expenses and (ii) an increase in amortization expense resulting from the write-off of particular intangible assets in connection with the mortgage refinancing of certain Local Partnerships.

Year Ended March 30, 1995 versus 1994.

Registrant's operations for the year ended March 30, 1995 resulted in a net loss of approximately $2,499,000 as compared to a net loss of approximately $4,002,000 for the same period in 1994. The decrease in net loss was primarily attributable to a decrease in the equity in loss of Investment in Local Partnerships of approximately $1,498,000. The equity in loss of Investment in Local Partnerships decreased primarily as a result of an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $1,792,000, in accordance with the equity method of accounting, partially offset by (i) an additional charge of approximately $112,000 from the B & V Local Partnership due to a settlement agreement with HUD during the year ended December 31, 1994 and (ii) the equity in loss of the B & V Phase I Local Partnership in its first year end owned by Registrant.

Inflation.

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.


                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 8.  Financial Statements and Supplementary Data.

                                Table of Contents
                                                                                                                       Page

Independent Auditors' Report.............................................................................................15

Balance Sheets as of March 30, 1996 and 1995.............................................................................16

Statements of Operations for the years ended March 30, 1996, 1995 and 1994...............................................17

Statements of Changes in Partners' Equity/(Deficit) for the years ended
     March 30, 1996, 1995 and 1994.......................................................................................18

Statements of Cash Flows for the years ended March 30, 1996, 1995 and 1994............................................19-20

Notes to Financial Statements as of March 30, 1996, 1995 and 1994.....................................................21-36




No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report




To the Partners
American Tax Credit Properties L.P.

         We have audited the accompanying balance sheets of American Tax Credit Properties L.P. as of March 30, 1996 and 1995, and the related statements of operations, changes in partners' equity/(deficit) and cash flows for each of the three years in the period ended March 30, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended March 30, 1996 in conformity with generally accepted accounting principles.




/S/ REZNICK FEDDER & SILVERMAN
Bethesda, Maryland
May 8, 1996


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                             MARCH 30, 1996 AND 1995


                                                                          Notes              1996               1995

                                                                     ---------------    --------------     ---------

ASSETS

Cash and cash equivalents                                                  3,9         $      397,120     $      342,688
Investments in bonds available-for-sale                                    4,9              3,112,049          3,171,749
Investment in Local Partnerships                                            5               9,464,434         11,787,392
Interest receivable                                                         9                  66,580             68,365
                                                                                         ------------     --------------
                                                                                         $ 13,040,183       $ 15,370,194
                                                                                          ===========        ===========



LIABILITIES AND PARTNERS' EQUITY/(DEFICIT)

Liabilities:
   Accounts payable and accrued expenses                                   8,9         $       57,961     $       51,496
   Payable to General Partner                                             6,8,9                43,861             43,861
                                                                                        -------------      -------------
                                                                                              101,822             95,357
                                                                                         ------------      -------------

Commitments and contingencies                                              5,8

Partners' equity/(deficit):                                                2,4
   General Partner                                                                           (238,223)          (213,968)
   Limited Partners, $1,000 stated value per Unit (41,286 Units
     of Limited Partnership Interest outstanding)                                          12,985,812         15,387,065
   Unrealized gain on investments in bonds available-for-sale, net                            190,772            101,740
                                                                                         ------------       ------------
                                                                                           12,938,361         15,274,837
                                                                                          -----------        -----------
                                                                                         $ 13,040,183       $ 15,370,194
                                                                                          ===========        ===========


See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 1996, 1995 and 1994



                                                                                1996                 1995                 1994
                                                                            -------------       --------------       --------------

REVENUES

     Interest                                                               $     269,591        $     286,748        $     291,695
     Other income from Local Partnerships                                           5,000                2,500
                                                                            -------------        -------------          -----------
     TOTAL REVENUES                                                               274,591              289,248              291,695
                                                                              -----------        -------------          -----------

EXPENSES

     Administration fees                                      8                   183,723              183,723              183,723
     Management fee                                          6,8                  175,466              175,466              175,466
     Professional fees                                                             72,855               81,932               76,722
     Printing, postage and other                                                   27,097               27,361               35,356
     Amortization                                                                                                             5,000
                                                                             ------------         ------------         -------------
     TOTAL EXPENSES                                                               459,141              468,482              476,267
                                                                             ------------         ------------         ------------

Loss from operations                                                             (184,550)            (179,234)            (184,572)

Equity in loss of Investment in Local Partnerships            5                (2,240,958)          (2,319,646)          (3,817,612)
                                                                               ----------           ----------           ----------

NET LOSS                                                                      $(2,425,508)         $(2,498,880)         $(4,002,184)
                                                                               ==========           ==========           ==========

NET LOSS ATTRIBUTABLE TO                                      2
     General Partner                                                        $     (24,255)       $     (24,989)       $     (40,022)
     Limited Partners                                                          (2,401,253)          (2,473,891)          (3,962,162)
                                                                               ----------           ----------           ----------
                                                                              $(2,425,508)         $(2,498,880)         $(4,002,184)
                                                                               ==========           ==========           ==========

NET LOSS per Unit of Limited Partnership
     Interest (41,286 Units of Limited Partnership
     Interest)                                                             $       (58.16)      $       (59.92)       $      (95.97)
                                                                            =============        =============         ============



See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY/(DEFICIT)
                    YEARS ENDED MARCH 30, 1996, 1995 and 1994



                                                                                           Unrealized Gain on
                                                                                             Investments in
                                                                                                 Bonds
                                                  General Partner     Limited Partners    Available-For-Sale,           Total
                                                                                                Net

Partners' equity/(deficit), March 30, 1993          $ (148,957)           $21,823,118     $                         $21,674,161

Net loss                                               (40,022)            (3,962,162)                               (4,002,184)
                                                    ----------            -----------     ---------------           -----------

Partners' equity/(deficit), March 30, 1994            (188,979)            17,860,956                                17,671,977

Net loss                                               (24,989)            (2,473,891)                               (2,498,880)

Unrealized gain on investments in bonds
   available-for-sale, net                                                                        101,740               101,740
                                                 ---------------     ------------------        ----------          ------------

Partners' equity/(deficit), March 30, 1995            (213,968)            15,387,065             101,740            15,274,837

Net loss                                               (24,255)            (2,401,253)                               (2,425,508)

Change in unrealized gain on investments in
   bonds available-for-sale, net                                                                   89,032                89,032
                                                 ---------------     -----------------        -----------         -------------

Partners' equity/(deficit), March 30, 1996          $ (238,223)           $12,985,812         $   190,772           $12,938,361
                                                     =========             ==========          ==========            ==========



See Notes to Financial Statements.




                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 1996, 1995 and 1994



                                                                           1996                 1995                 1994
                                                                       -------------       --------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Interest received                                                 $   269,368          $   293,054            $   296,723
     Amortization of investments in bonds                                   16,740               16,939                 16,115
     Cash paid for:
         printing, postage and other expenses                              (26,876)             (30,005)               (35,278)
         professional fees                                                 (66,611)             (78,176)               (76,722)
         administration fees                                              (183,723)            (183,723)              (183,723)
         management fee                                                   (175,466)            (175,466)              (175,466)
                                                                        ----------           ----------             ----------
     Net cash used in operating activities                                (166,568)            (157,377)              (158,351)
                                                                        ----------           ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Local Partnership                                                           (140,000)
     Cash distributions from Local Partnerships (includes $5,000 and $2,500 of other income from Local Partnerships for
         the years ended March 30, 1996 and 1995)                           87,000               89,473                 65,146
     Maturity/redemption of bonds                                          134,000              427,000                 23,000
                                                                        ----------           ----------            -----------
     Net cash provided by investing activities                             221,000              376,473                 88,146
                                                                        ----------           ----------            -----------


Net increase/(decrease) in cash and cash equivalents                        54,432              219,096                (70,205)

Cash and cash equivalents at beginning of year                             342,688              123,592                193,797
                                                                        ----------           ----------             ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   397,120          $   342,688            $   123,592
                                                                        ==========           ==========             ==========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES
     Unrealized gain on investments in bonds
         available-for-sale, net                                      $     89,032          $   101,740
                                                                       ===========           ==========


- - ------------------------------------------------------------------- -------------------- -------------------- ---------------------
See  reconciliation of net loss to net cash used in operating  activities on the following page.



See Notes to Financial Statements.



                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 1996, 1995 and 1994




                                                                            1996                1995                  1994
                                                                       -------------       --------------        ---------


RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
     ACTIVITIES

NET LOSS                                                                $(2,425,508)         $(2,498,880)          $(4,002,184)
                                                                         ----------           ----------            ----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING
     ACTIVITIES

     Equity in loss of Investment in Local Partnerships                   2,240,958            2,319,646             3,817,612
     Gain on redemption of investment in bonds                               (2,008)
     Amortization expense                                                                                                5,000
     Amortization of investments in bonds                                    16,740               16,939                16,115
     Other income from Local Partnerships                                    (5,000)              (2,500)
     Increase in accounts payable and accrued expenses                        6,465                1,112                    78
     Decrease in interest receivable                                          1,785                6,306                 5,028
                                                                     --------------       --------------        --------------

Total adjustments                                                         2,258,940            2,341,503             3,843,833
                                                                        -----------          -----------           -----------

NET CASH USED IN OPERATING ACTIVITIES                                  $   (166,568)        $   (157,377)         $   (158,351)
                                                                        ===========          ===========           ===========


See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 1996, 1995 and 1994


1.   Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties L.P. (the "Partnership") was formed on February 12, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on August 19, 1988. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership has invested in one Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties L.P. (the "General Partner") was formed on February 10, 1988 to act as the sole general partner of the Partnership.

Basis of Accounting and Fiscal Year

The Partnership's records are maintained on the accrual basis of accounting for both financial reporting and tax purposes. For financial reporting purposes, the Partnership's fiscal year ends March 30 and its quarterly periods end June 29, September 29 and December 30. The Local Partnerships have a calendar year for financial reporting purposes. The Partnership and the Local Partnerships each have a calendar year for income tax purposes.

The Investment in Local Partnerships is recorded in accordance with the equity method of accounting (see Note 5). Under the equity method of accounting, the investment is carried at cost and is adjusted for the Partnership's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each Investment in Local Partnership allocated to the Partnership is recognized to the extent of such Local Partnership's investment balance, as recorded by the Partnership. Any equity in loss in excess of any such Local Partnership's investment balance is allocated to other partners' capital in each such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership. Distributions received subsequent to the elimination of an investment balance for any such Local Partnership are recorded as other income from Local Partnerships.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

Cash Equivalents

For purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

Organization Costs

Organization costs were amortized on a straight-line basis over five (5) years;such costs became fully amortized during the year ended March 30, 1994.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1996, 1995 and 1994



1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

Investments in Bonds Available-For-Sale

Investments in bonds classified as available-for-sale represent investments in bonds that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are reported as a separate component of partners' equity/(deficit).

Premium/Discount on Investments

Premiums  and  discounts  on   investments  in  bonds   available-for-sale   are
amortized/accreted using the straight-line method over the life of the investment. Amortized premiums offset interest income, while the accretion of discounts and zero coupon bonds are included in interest income. Unamortized premiums and unaccreted discounts of investments redeemed prior to maturity are offset against, or included in, interest income.

Gain/Loss on Redemption/Sale of Investments

Realized gain/loss on redemption/sale of investments in bonds available-for-sale are included in, or offset against, interest income on the basis of the adjusted cost of each specific investment redeemed or sold.

Income Taxes

No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 certain disclosures related to differences in the book and tax bases of accounting.

Reclassifications

Certain reclassifications of amounts have been made to conform to the current year presentation.

2.   Capital Contributions

On May 11, 1988, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent"). On August 19, 1988 and November 15, 1988, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted limited partners to the Partnership with aggregate limited partners' capital contributions amounting to $41,286,000. The Partnership received a capital contribution of $100 from the General Partner.

In connection with the offering of Units, the Partnership incurred syndication costs of $1,478,372, of which $75,000 was capitalized as organization costs and $1,403,372 was charged to the limited partners' equity. In addition, the Partnership paid selling commissions of $3,302,880 to the Selling Agent upon admission of the limited partners, which was charged to the limited partners' equity.

Net loss is allocated 99% to the limited partners and 1% to the General Partner in accordance with the Partnership Agreement.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1996, 1995 and 1994



3.   Cash and Cash Equivalents

As of March 30, 1996, the Partnership has $397,120 in cash and cash equivalents, which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposits Insurance Corporation.

4.   Investments in Bonds Available-For-Sale

The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving unforeseen contingencies which may arise in connection with the Local Partnerships. Investments in bonds available-for-sale are reflected in the accompanying balance sheets at estimated fair value.

As of March 30, 1996, investments in bonds available-for-sale are as follows:

                                                                             Gross              Gross
                                                         Amortized        unrealized          unrealized         Estimated
                                                           cost             gains               losses           fair value

          Description
          Corporate debt securities:
            Within one year                         $      90,548     $           898    $        (506)     $      90,940
            After one year through five years             263,344              2,397            --                265,741
            After five years through ten years            641,984              1,052           (22,167)           620,869
            After ten years                               454,720              7,664            (7,444)           454,940
                                                     ------------       ------------       -----------        -----------
                                                        1,450,596             12,011           (30,117)         1,432,490
                                                      -----------        -----------        ----------         ----------

          U.S. Treasury debt securities:
            Within one year                                44,998                100            --                 45,098
            After one year through five years             185,574             10,973            --                196,547
            After five years through ten years          1,058,525            208,372             --             1,266,897
                                                      -----------        -----------     --------------        ----------
                                                        1,289,097            219,445             --             1,508,542
                                                      -----------        -----------     --------------        ----------

          U.S. government and agency securities:
            After ten years                               181,584              --              (10,567)           171,017
                                                     ------------     ----------------      ----------        -----------
                                                          181,584              --              (10,567)           171,017
                                                     ------------     ----------------      ----------        -----------
                                                     $  2,921,277       $    231,456       $   (40,684)       $ 3,112,049
                                                      ===========        ===========        ==========         ==========


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1996, 1995 AND 1994



4.   Investments in Bonds Available-For-Sale (continued)

As of March 30, 1995, investments in bonds available-for-sale are as follows:

                                                                             Gross             Gross
                                                         Amortized         unrealized        unrealized        Estimated
                                                            cost             gains             losses          fair value

          Description
          Corporate debt securities:
            After one year through five years          $    219,758     $          --      $     (3,886)       $  215,872
            After five years through ten years              575,795                --           (25,554)          550,241
            After ten years                                 672,530                  4          (31,631)          640,903
                                                         ----------     --------------       ----------        ----------
                                                          1,468,083                  4          (61,071)        1,407,016
                                                          ---------     --------------       ----------         ---------

          U.S. Treasury debt securities:
            Within one year                                  37,000               185            --                37,185
            After one year through five years               229,821            11,215            --               241,036
            After five years through ten years            1,169,824           171,382             --            1,341,206
                                                          ---------        ----------     --------------        ---------
                                                          1,436,645           182,782             --            1,619,427
                                                          ---------        ----------     --------------        ---------

          U.S. government and agency securities:
            After ten years                                 165,281              --             (19,975)          145,306
                                                       ------------     ----------------     ----------        ----------
                                                            165,281              --             (19,975)          145,306
                                                       ------------     ----------------     ----------        ----------
                                                       $  3,070,009      $    182,786       $   (81,046)       $3,171,749
                                                        ===========       ===========        ==========         =========

5.   Investment in Local Partnerships

As of March 30, 1996, the Partnership generally owns a 99% interest in the following Local Partnerships:

  1.    4611 South Drexel Limited Partnership;
  2.    B & V, Ltd.;
  3.    B & V Phase I, Ltd.;
  4.    Blue Hill Housing Limited Partnership;
  5.    Cityside Apartments, L.P.;
  6.    Cobbet Hill Associates Limited Partnership;
  7.    Dunbar Limited Partnership;
  8.    Dunbar Limited Partnership No. 2;
  9.    Erie Associates Limited Partnership;
10.     Federal Apartments Limited Partnership;
11.     Golden Gates Associates;
12.     Grove Park Housing, A California Limited Partnership;
13.     Gulf Shores Apartments Ltd.;
14.     Hilltop North Associates, A Virginia Limited Partnership;
15.     Madison-Bellefield Associates;
16.     Pine Hill Estates Limited Partnership;
17.     Santa Juanita Limited Dividend Partnership L.P.
        (the "Santa Juanita Local Partnership");
18.     Vista del Mar Limited Dividend Partnership L.P. and
19.     Winnsboro Homes Limited Partnership.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1996, 1995 AND 1994



5.   Investment in Local Partnerships (continued)

Although the Partnership generally owns a 98.9%-99% limited partnership equity interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of the Partnership, together, in the aggregate, acquired a 99% Local Partnership Interest in the Santa Juanita Local Partnership; the ownership percentages of the Partnership and ATCP II for the Santa Juanita Local Partnership are 34.64% and 64.36%, respectively.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of these Properties are controlled by federal and state agencies pursuant to applicable laws and regulations (see Note 8). In connection with the purchase of Local Partnership Interests, the Partnership made capital contributions in the aggregate amount of $34,510,290. As of December 31, 1995, the Local Partnerships have outstanding mortgage loans payable totaling approximately $83,354,000 and accrued interest payable on such loans totaling approximately $3,744,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of Investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $2,520,695, $2,088,012 and $296,197 for the years ended December 31, 1995, 1994 and 1993, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

The combined audited balance sheets of the Local Partnerships as of December 31, 1995 and 1994 and the combined audited statements of operations of the Local Partnerships for the years ended December 31, 1995, 1994 and 1993 are reflected on pages 26 and 27, respectively.

- - --------------------------------------------------------------------------------
                       AMERICAN TAX CREDIT PROPERTIES L.P.
- - --------------------------------------------------------------------------------
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1996, 1995 and 1994



5.   Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 1995 and 1994 are as follows:


                                                                                          1995                  1994
                                                                                    ----------------     -----------

ASSETS

Cash and other investments                                                          $    1,304,492         $    1,555,469
Rental receivable                                                                          165,626                138,973
Escrow deposits and reserves                                                             3,640,218              3,333,945
Land                                                                                     4,476,955              4,476,955
Buildings and improvements (net of accumulated depreciation of $27,836,776
  and $23,896,741)                                                                      88,484,487             91,413,927
Intangible assets (net of accumulated amortization of $736,962 and $837,033)
                                                                                         2,029,039              1,715,659
Other                                                                                      862,904              1,237,050
                                                                                    --------------          -------------
                                                                                      $100,963,721           $103,871,978
                                                                                       ===========            ===========

LIABILITIES AND PARTNERS' EQUITY/(DEFICIT)

Liabilities:

Accounts payable and accrued expenses                                               $    1,175,581        $       985,414
Due to related parties                                                                   5,144,533              5,810,677
Mortgage loans                                                                          83,354,276             82,902,618
Notes payable                                                                            1,017,151                100,724
Accrued interest                                                                         3,744,233              2,335,271
Other                                                                                    2,103,775              2,397,835
                                                                                     -------------          -------------
                                                                                        96,539,549             94,532,539
                                                                                      ------------           ------------

Partners' equity/(deficit):

American Tax Credit Properties L.P.:
    Capital contributions, net of distributions                                         34,007,639             34,089,417
    Cumulative loss                                                                    (24,525,705)           (22,284,747)
                                                                                      ------------           ------------
                                                                                         9,481,934             11,804,670
                                                                                     -------------          -------------

General partners and other limited partners, including ATCP II:
     Capital contributions, net of distributions                                           362,230                358,444
     Cumulative loss                                                                    (5,419,992)            (2,823,675)
                                                                                     -------------          -------------
                                                                                        (5,057,762)            (2,465,231)
                                                                                     -------------          -------------
                                                                                         4,424,172              9,339,439
                                                                                    --------------         --------------
                                                                                      $100,963,721           $103,871,978
                                                                                       ===========            ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1996, 1995 and 1994



5.   Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                                                1995                   1994                     1993
                                                          ----------------       -----------------        ----------

       REVENUES

          Rental                                            $ 15,588,130            $ 14,904,622             $ 15,031,933
          Interest and other                                     388,854                 349,926                  271,354
                                                           -------------           -------------            -------------
          Total Revenues                                      15,976,984              15,254,548               15,303,287
                                                             -----------             -----------              -----------

       EXPENSES

          Administrative                                       2,343,712               2,263,812                2,197,255
          Utilities                                            1,273,740               1,264,942                1,149,372
          Operating, maintenance and other                     3,358,571               3,020,721                3,198,239
          Taxes and insurance                                  1,916,594               1,815,880                1,645,229
           Interest (including amortization of
             $179,525, $108,060 and $119,777)                  7,951,364               7,579,510                7,485,408
          Depreciation                                         3,970,278               3,879,964                3,830,972
                                                             -----------             -----------             ------------
          Total Expenses                                      20,814,259              19,824,829               19,506,475
                                                             -----------             -----------             ------------

       NET LOSS                                             $ (4,837,275)           $ (4,570,281)            $ (4,203,188)
                                                             ===========             ===========              ===========

       NET LOSS ATTRIBUTABLE TO
          American Tax Credit Properties L.P.               $ (2,240,958)           $ (2,319,646)            $ (3,817,612)
          General partners and other limited
            partners,  including  ATCP II, which  includes  specially  allocated items of income to certain general partners of $31,511,  $71,252 and
            $10,684 and  $2,520,695,  $2,088,012  and  $296,197 of American  Tax
            Credit Properties L.P.
            equity in loss in excess of investment            (2,596,317)             (2,250,635)                (385,576)
                                                              ----------              ----------              -----------
                                                            $ (4,837,275)           $ (4,570,281)            $ (4,203,188)
                                                             ===========             ===========              ===========


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1996, 1995 and 1994



5.   Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 1996 is as follows:

                                                                                                           Cash
                                                                  Partnership's           Cash         distribution
                                               Investment in        equity in         distributions   classified as    Investment in
                                                   Local        (loss)/income for    received during    other income       Local
                                                Partnership      the year ended      the year ended   during the year   Partnership
Name of Local Partnership                      balance as of      December 31,          March 30,     ended March 30,  balance as of
- - -------------------------
                                              March 30, 1995          1995                1996              1996      March 30, 1996
                                              --------------   --------------------------------------- -----------------------------

4611 South Drexel Limited Partnership         $      46,818    $    (46,818)  (1)   $          --      $          --     $       --
B & V, Ltd.                                         --             --        (2)            --                --                 --
B & V Phase I, Ltd.                                64,618           (64,618)  (1)           --                --                 --
Blue Hill Housing Limited Partnership            2,637,800          (316,326)              (2,500)            --           2,318,974
Cityside Apartments, L.P.                       3,489,721           (438,940)               --                --           3,050,781
Cobbet Hill Associates Limited Partnership          --              --        (2)           --                --                 --
Dunbar Limited Partnership                        295,251           (104,217)              (2,500)            --             188,534
Dunbar Limited Partnership No. 2                  446,184           (204,582)              (2,500)            --             239,102
Erie Associates Limited Partnership               408,960            (90,068)              (2,500)            --             316,392
Federal Apartments Limited Partnership            467,556           (381,534)              (5,000)            --              81,022
Golden Gates Associates                             --              --        (2)          (5,000)            5,000              --
Grove Park Housing, A California Limited
  Partnership                                       --              --        (2)           --                --                 --
Gulf Shores Apartments Ltd.                        40,421           (40,421)  (1)           --                --                 --
Hilltop North Associates, A Virginia
  Limited Partnership                             960,244            (51,816)             (49,500)            --             858,928
Madison-Bellefield Associates                     824,261             18,204               (5,000)            --             837,465
Pine Hill Estates Limited Partnership             156,799            (84,545)             (10,000)            --              62,254
Santa Juanita Limited Dividend Partnership        179,363            (28,483)               --                --             150,880
  L.P.
Vista del Mar Limited Dividend Partnership      1,654,830           (361,707)               --                --           1,293,123
  L.P.
Winnsboro Homes Limited Partnership                114,566           (45,087)              (2,500)            --              66,979
                                              ------------       -----------          -----------      ---------------  ------------
                                              $11,787,392        $(2,240,958)          $  (87,000)     $      5,000      $ 9,464,434
                                               ==========         ==========            =========       ===========       ==========


- - --------------------------------------------------------------------------------
(1)The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(2)Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.

- - --------------------------------------------------------------------------------
                      AMERICAN TAX CREDIT PROPERTIES L.P.
- - --------------------------------------------------------------------------------
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                         MARCH 30, 1996, 1995 and 1994




5.   Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1995 is as follows:

                                                                                    Cash
                              Capital                               Cash        distribution
          Investment in     contribution      Partnership's     distributions   classified as     Investment
              Local       obligation paid      equity in loss     received      other income      in Local
           Partnership    during the year      for the year      during the     during the      Partnership
          balance as of        ended           ended December   year ended      year ended     balance as of
            March 30,        March 30,             31,           March 30,       March 30,        March 30,
               1994            1995                1994             1995           1995             1995

Name of
Local
Partnership

4611      $     99,124    $        --       $    (52,306)      $          --   $         --    $      46,818
  South
  Drexel
  Limited
  Partnership
B & V,         190,105            --            (190,105)(1)          --               --              --
  Ltd.
B & V            --              140,000        (75,382)             --               --             64,618
  Phase
  I, Ltd.
Blue         2,883,716            --           (245,916)              --              --          2,637,800
  Hill
  Housing
  Limited
  Partnership
Cityside     3,966,475            --           (474,254)            (2,500)           --          3,489,721
  Apartments,
  L.P.
Cobbet
  Hill           --               --            --       (2)         --               --              --
  Associates
  Limited
  Partnership
Dunbar         456,685            --           (158,934)            (2,500)           --            295,251
  Limited
  Partnership
Dunbar         550,573            --           (101,889)            (2,500)           --            446,184
  Limited
  Partnership
  No. 2
Erie           446,772            --            (35,312)            (2,500)           --            408,960
  Associates
  Limited
  Partnership
Federal        864,238            --           (396,682)             --               --            467,556
  Apartments
  Limited
  Partnership
Golden           --               --            --       (2)        (2,500)           2,500           --
  Gates
  Associates
Grove
  Park          49,425            --          (49,425)  (1)          --               --              --
  Housing,
  A
  California
  Limited
  Partnership
Gulf            86,358            --            (39,459)            (6,478)           --             40,421
  Shores
  Apartments
  Ltd.
Hilltop
  North      1,014,844            --             (6,605)           (47,995)           --            960,244
  Associates,
  A
  Virginia
  Limited
  Partnership
Madison-Bellefi929,452            --           (100,191)            (5,000)           --            824,261
  Associates
Pine           247,200            --            (80,401)           (10,000)           --            156,799
  Hill
  Estates
  Limited
  Partnership
Santa
  Juanita      197,856            --            (18,493)             --               --            179,363
  Limited
  Dividend
  Partnership
  L.P.
Vista
  del        1,826,496            --           (171,666)             --               --          1,654,830
  Mar
  Limited
  Dividend
  Partnership
  L.P.
Winnsboro      244,692            --           (122,626)            (7,500)           --            114,566
          ------------     ------------     -----------        -----------     ------------     -----------
  Homes
  Limited
  Partnership
           $14,054,011         $ 140,000    $(2,319,646)       $   (89,473)     $     2,500     $11,787,392
            ==========          ========     ==========         ==========       ==========      ==========


- - --------------------------------------------------------------------------------
(1)
The  Partnership's  equity in loss of an  investment in a Local  Partnership  is limited to the remaining investment balance.
(2)
Additional  equity in loss of  investment  is not  allocated to the  Partnership until equity in income is earned.

- - --------------------------------------------------------------------------------
                      AMERICAN TAX CREDIT PROPERTIES L.P.
- - --------------------------------------------------------------------------------
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                         MARCH 30, 1996, 1995 and 1994



5.    Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 1994 is as follows:


                                                                                                         Cash
                                                                Investment in     Partnership's     distributions    Investment in
                                                                    Local           equity in          received          Local
                                                                 Partnership    (loss)/income for     during the      Partnership
                                                                balance as of     the year ended      year ended     balance as of
                                                                  March 30,        December 31,       March 30,        March 30,
         Name of Local Partnership                                  1993              1993               1994            1994
         -------------------------                             ---------------  -----------------   --------------- ---------
         4611 South Drexel Limited Partnership                 $     163,301    $    (64,177)       $       --      $      99,124
         B & V, Ltd.                                                 959,816       (767,211)             (2,500)         190,105
         Blue Hill Housing Limited Partnership                     3,218,092       (331,876)             (2,500)       2,883,716
         Cityside Apartments, L.P.                                 4,424,046       (455,071)             (2,500)       3,966,475
         Cobbet Hill Associates Limited Partnership                  770,007         (770,007) (1)       --               --
         Dunbar Limited Partnership                                  638,574       (179,389)             (2,500)         456,685
         Dunbar Limited Partnership No. 2                            760,602       (207,529)             (2,500)         550,573
         Erie Associates Limited Partnership                         488,065        (38,793)             (2,500)         446,772
         Federal Apartments Limited Partnership                    1,277,457       (408,219)             (5,000)         864,238
         Golden Gates Associates                                      59,575          (57,075) (1)       (2,500)          --
         Grove Park Housing, A California Limited Partnership        324,144       (274,719)             --               49,425
         Gulf Shores Apartments Ltd.                                 134,829        (48,471)             --               86,358
         Hilltop North Associates, A Virginia Limited              1,080,903        (41,804)            (24,255)       1,014,844
           Partnership
         Madison-Bellefield Associates                               858,216         76,236              (5,000)         929,452
         Pine Hill Estates Limited Partnership                       323,316        (66,116)            (10,000)         247,200
         Santa Juanita Limited Dividend Partnership L.P.             229,901        (31,154)               (891)         197,856
         Vista del Mar Limited Dividend Partnership L.P.           2,041,498       (212,502)             (2,500)       1,826,496
         Winnsboro Homes Limited Partnership                         184,427          60,265              --             244,692
                                                                ------------    ------------        ------------    ------------
                                                                 $17,936,769    $(3,817,612)          $ (65,146)     $14,054,011
                                                                  ==========     ==========            ========       ==========


- - --------------------------------------------------------------------------------
       (1) The  Partnership's  equity  in  loss  of  an  investment  in a  Local
           Partnership is limited to the remaining investment balance.

- - --------------------------------------------------------------------------------
                      AMERICAN TAX CREDIT PROPERTIES L.P.
- - --------------------------------------------------------------------------------
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                         MARCH 30, 1996, 1995 and 1994


5.   Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 1995 is as follows:

                                                            Mortgage                            Buildings and       Accumulated
Name of Local Partnership                                loans payable           Land           improvements        depreciation
- - ------------------------------------------------------

4611 South Drexel Limited Partnership                    $  1,378,616        $    64,408      $    1,756,833      $    (360,517)
B & V, Ltd.                                                 5,545,119            401,220           7,931,322         (1,259,333)
B & V Phase I, Ltd.                                         2,638,947            190,830           2,758,628           (636,997)
Blue Hill Housing Limited Partnership                       6,575,760            111,325          10,754,736         (2,626,074)
Cityside Apartments, L.P.                                   7,922,111            131,591          13,785,799         (3,171,904)
Cobbet Hill Associates Limited Partnership                 13,449,324            504,683          15,970,046         (4,156,164)
Dunbar Limited Partnership                                  4,016,519            117,126           5,517,187         (1,395,320)
Dunbar Limited Partnership No. 2                            4,598,856            131,920           6,339,575         (1,634,239)
Erie Associates Limited Partnership                           928,022             34,844           1,760,397           (498,071)
Federal Apartments Limited Partnership                      5,393,144            279,750           8,297,309         (2,037,388)
Golden Gates Associates                                     4,669,861             29,585           5,813,505         (1,585,439)
Grove Park Housing, A California Limited Partnership
                                                            6,952,566            956,952           7,661,757         (1,707,189)
Gulf Shores Apartments Ltd.                                 1,495,054            172,800           1,750,427           (478,794)
Hilltop North Associates, A Virginia Limited
  Partnership                                               3,358,811            240,514           4,700,034         (1,011,964)
Madison-Bellefield Associates                               3,720,055            245,000           5,415,347         (1,344,217)
Pine Hill Estates Limited Partnership                       2,516,299             40,000           3,842,116           (869,563)
Santa Juanita Limited Dividend Partnership L.P.             1,532,327            228,718           2,190,094           (516,270)
Vista del Mar Limited Dividend Partnership L.P.             5,407,880            565,689           8,272,113         (2,151,238)
Winnsboro Homes Limited Partnership                         1,255,005             30,000           1,804,038           (396,095)
                                                         ------------       ------------       -------------       ------------
                                                         $ 83,354,276        $ 4,476,955        $116,321,263       $(27,836,776)
                                                          ===========         ==========         ===========        ===========

Property information for each Local Partnership as of December 31, 1994 is as follows:

                                                            Mortgage                            Buildings and       Accumulated
Name of Local Partnership                                loans payable           Land           improvements        depreciation
- - ------------------------------------------------------

4611 South Drexel Limited Partnership                   $  1,386,928       $      64,408       $   1,756,833       $   (296,501)
B & V, Ltd.                                                5,545,119             401,220           7,931,322         (1,259,333)
B & V Phase I, Ltd.                                        2,638,947             190,830           2,691,939           (571,290)
Blue Hill Housing Limited Partnership                      6,596,481             111,325          10,754,736         (2,231,799)
Cityside Apartments, L.P.                                  7,973,110             131,591          13,785,799         (2,667,468)
Cobbet Hill Associates Limited Partnership                13,272,921             504,683          15,967,006         (3,569,120)
Dunbar Limited Partnership                                 4,024,307             117,126           5,375,213         (1,198,782)
Dunbar Limited Partnership No. 2                           4,607,540             131,920           6,229,688         (1,387,802)
Erie Associates Limited Partnership                          946,376              34,844           1,760,397           (434,000)
Federal Apartments Limited Partnership                     5,455,004             279,750           8,233,186         (1,738,493)
Golden Gates Associates                                    4,682,056              29,585           5,813,505         (1,368,140)
Grove Park Housing, A California Limited Partnership
                                                           6,974,227             956,952           7,661,757         (1,428,581)
Gulf Shores Apartments Ltd.                                1,497,327             172,800           1,750,427           (407,351)
Hilltop North Associates, A Virginia Limited
  Partnership                                              3,379,760             240,514           4,665,262           (880,920)
Madison-Bellefield Associates                              3,781,900             245,000           5,175,152         (1,127,515)
Pine Hill Estates Limited Partnership                      2,556,770              40,000           3,808,122           (710,230)
Santa Juanita Limited Dividend Partnership L.P.            1,397,271             228,718           2,172,185           (435,517)
Vista del Mar Limited Dividend Partnership L.P.            4,912,283             565,689           7,974,101         (1,858,179)
Winnsboro Homes Limited Partnership                        1,274,291              30,000           1,804,038           (325,720)
                                                         -----------         -----------        ------------       ------------
                                                        $ 82,902,618         $ 4,476,955        $115,310,668       $(23,896,741)
                                                         ===========          ==========         ===========        ===========

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
                      AMERICAN TAX CREDIT PROPERTIES L.P.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                         MARCH 30, 1996, 1995 and 1994

5.   Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 1995 is as follows:

                                                                        Net increase/(decrease)
                                              Balance as of             during the year ended              Balance as of
                                            December 31, 1994              December 31, 1995             December 31, 1995
                                            -----------------            ---------------------           -----------------

  Land                                     $       4,476,955            $           --                  $       4,476,955
  Buildings and improvements                     115,310,668                      1,010,595                   116,321,263
                                              --------------                   ------------                --------------
                                                 119,787,623                      1,010,595                   120,798,218
  Accumulated depreciation                       (23,896,741)                    (3,940,035)                  (27,836,776)
                                             ---------------                   ------------               ---------------

                                            $     95,890,882                  $  (2,929,440)             $     92,961,442
                                             ===============                   ============               ===============


The Partnership acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), a 190-unit complex, located in Homestead, Florida in December, 1988. Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The City of Homestead has taken, but has not acted upon, administrative action threatening to demolish approximately 100 rental units in the B & V complex unless reconstruction immediately commences. If demolished, the rebuilding of all such rental units would be subject to changes in zoning by the City of Homestead and the results of litigation remedies being pursued by the B & V Local Partnership, discussed below. The damage to the complex is covered by property insurance. The Local General Partner of the B & V Local Partnership, on behalf of the B & V Local Partnership and at the insistence of the insurance company, entered into a contract with a particular contractor to repair the damage. After some delay the insurance company partially funded insurance proceeds to rebuild the complex and repairs commenced; however, on or about March 30, 1994, the contractor discontinued the repair work due to a dispute concerning costs and the refusal of the insurance company to advance additional funds. The insurance carrier has ceased making rental interruption insurance payments and the lender has declared a default. The Local General Partner of the B & V Local Partnership has taken the position that the insurance company has defaulted under its obligations to fully fund the reconstruction of the property and make required rental interruption insurance payments. Accordingly, the Partnership is pursuing a lawsuit against the insurance company in State court. The Local General Partner of the B & V Local Partnership has agreed with the lender and the Partnership to effect a plan of action. The objectives of the plan are to seek the protection of the bankruptcy court, stop the City of Homestead's demolition process, complete reconstruction of the buildings, preserve the Low-income Tax Credits and avoid foreclosure by working with the lender and allowing the B & V Local Partnership to pursue litigation remedies against the insurance companies. As of May 1, 1996, 52 rental units are completed and occupied. According to the plan of action, the B & V Local Partnership filed a petition of bankruptcy under
Chapter 11 of the Bankruptcy Code on November 21, 1994. The bankruptcy court decided to have the action against the contractor and its bonding company settled in binding arbitration rather than through a bankruptcy proceeding. Accordingly, the B & V Local Partnership has commenced an action directly against the contractor and the contractor's bonding company. Each of the parties (the B & V Local Partnership, the insurance company, the contractor and the contractor's bonding company) agreed to a voluntary nonbinding mediation process. Lastly, as previously reported, the City of Homestead filed an action in order to take four buildings comprising 32 rental units by eminent domain proceeding. Effective April, 1996, the City of Homestead was awarded such buildings pursuant to a quick-take proceeding and in June, 1996, the B & V Local Partnership accepted a settlement offer from the City of Homestead in the amount of $280,000 plus legal costs. Subject to lender approval, such proceeds will be utilized toward the rehabilitation of remaining rental units. As a result of the quick-take of the buildings by the City of Homestead, the Partnership will incur a recapture of Low-income Tax Credits taken through December, 1995 of approximately $163,000 and will be unable to utilize future Low-income Tax Credits associated with such apartments of approximately $188,000 for the period January, 1996 through 1998. Because of the outstanding matters, including those associated with the bankruptcy plan, there can be no assurance that the Local General Partner of the B & V Local Partnership will eventually be successful in implementing this plan and reconstructing the remaining rental units. If it is not successful, the partners of the Partnership could suffer additional partial recapture of previous Low-income Tax Credits and a reduction of future Low-income Tax Credits generated by the B & V Local Partnership. A disaster of this scale is an unusual event. Because the magnitude of destruction caused by Hurricane Andrew in Southern Florida has limited precedent it is not possible to determine at this time the final economic impact resulting from Hurricane Andrew on the B & V Local Partnership, even if reconstructed.

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
                      AMERICAN TAX CREDIT PROPERTIES L.P.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                         MARCH 30, 1996, 1995 and 1994



5.   Investment in Local Partnerships (continued)

The General Partner has taken the position that temporary vacancies do not result in either a loss or delay of Low-income Tax Credits while attempts to conduct repairs are being made and, except for the units taken through eminent domain, the Partnership may continue to utilize the Low-income Tax Credits without interruption. However, the Partnership's tax professionals have recently informed the Partnership that, based upon a 1995 revenue procedure, the Internal Revenue Service could challenge the position taken by the Partnership concerning the uninterrupted utilization of the Low-income Tax Credits, with respect to rental units not completed, as of December 31, 1994. In addition, if any of the rental units were to be sold or not reconstructed, it would result in a reduction of future Low-income Tax Credits and partial recapture of previous Low-income Tax Credits with respect to those rental units. In addition, the management agent was notified on June 14, 1996 by the monitoring agent for the Florida Housing Finance Agency that, as a result of rental units not in service, a portion of the property is considered to be in non-compliance which could result in additional recapture or the inability to utilize future Low-income Tax Credits. Of the Partnership's total annual Low-income Tax Credits, approximately $387,000 was allocated from the B & V Local Partnership (prior to the loss of units taken through eminent domain) which represent approximately 6.4% of the total annual Low-income Tax Credits. The Low-income Tax Credits with respect to the B & V Local Partnership are scheduled to expire in 1998.

The B & V Local Partnership has deferred the recognition of the proceeds of the rental interruption insurance (principally received in 1993) and is not accruing for additional rental interruption insurance which is part of its claim for damages against the insurance company (see discussion above), while recognizing expenses currently. In addition, the B & V Local Partnership is not recognizing full depreciation expense while the complex is in the process of being reconstructed. The Partnership's investment balance in the B & V Local Partnership is zero as of March 30, 1996.

As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), during the year ended March 30, 1995, the Partnership acquired a 98% limited partnership equity interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, from principals of the Local General Partner of the B & V Local Partnership. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership is not completed. Under the terms of the limited partnership agreement between the Partnership and the B & V Phase I Local Partnership, the Partnership made its full capital contribution of $140,000 (by utilizing reserves) in October, 1994 with total Low-income Tax Credits expected to be allocated to the Partnership over the period 1994 through 1998 of approximately $499,000. In August, 1992, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew. As of May 1, 1996, all 97 of the units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January, 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership has not commenced making such payments. As a result, the lender has declared a default under the terms of the mortgage and the Local General Partner of the B & V Phase I Local Partnership is having discussions with the lender regarding a loan restructuring. The Partnership's investment balance in the B & V Phase I Local Partnership, after the allocation of cumulative equity losses, is zero as of March 30, 1996.

                      AMERICAN TAX CREDIT PROPERTIES L.P.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                         MARCH 30, 1996, 1995 and 1994


6.   Transactions with General Partner and Affiliates

For the years ended March 30, 1996, 1995 and 1994 the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:


                                                                               Years Ended March 30,

                                                               1996                      1995                      1994
                                                       --------------------      --------------------      ------------

                                                              Paid/                     Paid/                     Paid/
                                                             incurred                  incurred                  incurred

Management fee (see Note 8)                                 $175,466/                 $175,466/                 $175,466/
                                                             175,466                   175,466                   175,466


For the years ended December 31, 1995, 1994 and 1993 the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:


                                                                               Years Ended December 31,

                                                               1995                      1994                      1993
                                                       --------------------      -------------------       ------------

                                                         Paid/(received)/          Paid/(received)/               Paid/
                                                             incurred                  incurred                  incurred

Property development fee                                  $   74,900/               $   19,423/            $     --/
                                                             --                        --                        --

Property management fee                                      138,326/                   81,012/                  126,006/
                                                             129,359                   166,356                   125,812

Insurance                                                    162,419/                   95,981/                  --/
                                                             149,673                    95,981                   --

Advance                                                       (2,500)                  (19,423)                  --

The property development fee was capitalized by the Local Partnerships.

                      AMERICAN TAX CREDIT PROPERTIES L.P.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                         MARCH 30, 1996, 1995 AND 1994



7.   Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 1996, 1995 and 1994 to the tax return net loss for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                               1996                      1995                      1994
                                                         -----------------        -------------------       -----------

Financial  statement  net loss for the  years  ended
   March 30, 1996, 1995 and 1994                             $(2,425,508)             $(2,498,880)              $(4,002,184)

Add/(less) net transactions occurring between:
   January 1, 1993 and March 30, 1993                             --                       --                       (50,121)
   January 1, 1994 and March 30, 1994                             --                      (39,820)                   39,820
   January 1, 1995 and March 30, 1995                            (58,651)                  58,651                    --
   January 1, 1996 and March 30, 1996                             35,017                   --                        --
                                                            ------------         ----------------           -----------

Adjusted financial statement net loss for the
  years ended December 31, 1995, 1994 and 1993
                                                              (2,449,142)              (2,480,049)               (4,012,485)

Differences arising from equity in income/(loss)
  of Investment in Local Partnerships                         (1,981,297)              (1,949,078)                      456
                                                              ----------               ----------              ------------

Tax return net loss for the years ended
  December 31, 1995, 1994 and 1993                           $(4,430,439)             $(4,429,127)              $(4,012,029)
                                                              ==========               ==========                ==========



The differences between the equity in the Investment in Local Partnerships for tax return and financial reporting purposes as of December 31, 1995 and 1994 are as follows:

                                                                               December 31,
                                                                        1995                  1994
                                                                   -------------         ---------

       Investment in Local Partnerships - financial reporting       $ 9,481,934           $11,804,670
       Investment in Local Partnerships - tax                         4,816,757             9,125,990
                                                                     ----------           -----------
                                                                    $ 4,665,177          $  2,678,680
                                                                     ==========           ===========


                      AMERICAN TAX CREDIT PROPERTIES L.P.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                         MARCH 30, 1996, 1995 AND 1994


8.   Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") in the amount of $175,466, subject to certain provisions of the Partnership Agreement, for its services in connection with the management of the affairs of the Partnership. For each of the three years ended March 30, 1996, 1995 and 1994, the Partnership incurred a Management Fee in the amount of $175,466. An unpaid Management Fee in the amount of $43,861 is recorded as payable to the General Partner in the accompanying balance sheets as of March 30, 1996 and 1995.

In addition, pursuant to the Partnership Agreement, the Partnership is required to pay ML Fund Administrators Inc., an affiliate of the Selling Agent, an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee ("Additional Administration Fee"), subject to certain provisions of the Partnership Agreement, in the amount of $30,965 for its administrative services provided to the Partnership. For each of the three years ended March 30, 1996, 1995 and 1994, the Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively. Such amounts are aggregated and reflected under the caption Administration Fees in the accompanying financial statements. Unpaid Administration Fees in the amount of $7,740 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 1996 and 1995.

The rents of the Properties, virtually all of which receive rental subsidy payments including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 1996, where requested by an owner, for an additional one year term at current rent levels. At the present time, Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.

9.   Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and cash equivalents
The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

Investments in bonds available-for-sale
Fair value is estimated based on bid prices published in financial newspapers and market quotes provided by an independent service as of the balance sheet dates.

Interest receivable
The carrying amount approximates the fair value due to the short-term nature of the receivable.

Accounts payable and accrued expenses and payable to General Partner The carrying amount approximates the fair value due to the short-term nature of the obligations.


The estimated fair values of the Partnership's financial instruments as of March 30, 1996 and 1995 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant.

Registrant has no officers and directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax. The executive officers and directors of Richman Tax are:

                                 Served in present
Name                              capacity since 1           Position held

Richard Paul Richman             February 10, 1988        President and Director
David A. Salzman                    April 29, 1994                Vice President
Neal Ludeke                      February 10, 1988  Vice President and Treasurer
Gina S. Scotti                   February 10, 1988                     Secretary


- - --------------------------------------------------------------------------------
1  Director holds office until his successor is elected and qualified.  All officers serve at the pleasure of the Director.


Richard Paul Richman, age 48, is the sole Director and President of Richman Tax. Mr. Richman is the President and sole stockholder of Richman Group. Mr.
Richman is the Director, President and principal shareholder of WRC. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 35, is a Vice President of Richman Tax. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Neal Ludeke, age 38, is a Vice President and the Treasurer of Richman Tax. Mr. Ludeke, a Vice President and Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group and WRC. In addition, Mr. Ludeke is a Vice President and Treasurer of R.G. Housing Advisors Inc. ("RGHA"), an affiliate of Richman Group. Mr. Ludeke's responsibilities in connection with RGHA include advisory services provided to a small business investment company and various partnership management functions.

Gina S. Scotti, age 40, is the Secretary of Richman Tax. Ms. Scotti is the Secretary of WRC and a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for all communications with investors.

Item 11.  Executive Compensation.

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any remuneration. During the year ended March 30, 1996, Richman Tax did not pay any remuneration to any of its officers or director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Dominion Capital Inc., having the mailing address P.O. Box 26532, Richmond, Virginia 23621, is the owner of 2,800 Units, representing approximately 6.8% of all such Units. As of May 7, 1996, no person or entity, other than Dominion Capital Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units.

Richman Tax is wholly-owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions.

The General Partner and certain of its affiliates are entitled to receive certain compensation, fees, and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with General Partner and Affiliates.

The tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 1995 allocated to the General Partner were $44,304 and $60,889, respectively. The tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 1995 (from the allocation of Registrant discussed above) and allocated to Richman Tax were $30,260 and $41,403, respectively.

Indebtedness of Management.

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1996.

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) Financial Statements, Financial Statement Schedules and Exhibits.

            (1)  Financial Statements.

            See Item 8 - "Financial Statements and Supplementary Data."

            (2)  Financial Statement Schedules.

            No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

            (3)  Exhibits.


                                                                                  Incorporated by
                                    Exhibit                                         Reference to

       3.1        Certificate of Limited Partnership of Registrant   Exhibit 3.2 to Amendment No. 2 to the
                                                                     Registration Statement on Form S-11
                                                                     dated April 29, 1988
                                                                     (File No. 33-20391)

       10.1       4611 South Drexel Limited Partnership Agreement    Exhibit 10.3 to Form 10-Q Report
                  of Limited Partnership                             dated December 30, 1989
                                                                     (File No. 0-17619)

       10.2       B & V, Ltd. Fourth Amended and Restated            Exhibit 10.3 to Form 8-K Report
                  Agreement and Certificate of Limited Partnership   dated January 17, 1989
                                                                     (File No. 33-20391)

       10.3       B & V Phase I, Ltd. Amended and Restated           Exhibit 10.1 to Form 10-Q Report
                  Agreement of Limited Partnership                   dated September 29, 1994
                                                                     (File No. 0-17619)

       10.4       Blue Hill Housing Limited Partnership Amended      Exhibit 10.7 to Form 8-K Report
                  and Restated Agreement and Certificate of          dated January 17, 1989
                  Limited Partnership                                (File No. 33-20391)

       10.5       Cityside Apartments, L.P. Amended and Restated     Exhibit 10.3 to Form 10-K Report
                  Agreement of Limited Partnership                   dated March 30, 1990
                                                                     (File No. 0-17619)

       10.6       Amendment No. 1 to Cityside Apartments, L.P.       Exhibit 10.4 to Form 10-K Report
                  Amended and Restated Agreement of Limited          dated March 30, 1992
                  Partnership                                        (File No. 0-17619)

       10.7       Amendment No. 2 to Cityside Apartments, L.P.       Exhibit 10.5 to Form 10-K Report
                  Amended and Restated Agreement of Limited          dated March 30, 1992
                  Partnership                                        (File No. 0-17619)





                                                                                  Incorporated by
                                    Exhibit                                         Reference to

       10.8       Amendment No. 3 to Cityside Apartments, L.P.       Exhibit 10.6 to Form 10-K Report
                  Amended and Restated Agreement of Limited          dated March 30, 1992
                  Partnership                                        (File No. 0-17619)

       10.9       Cobbet Hill Associates Limited Partnership         Exhibit 10.4 to Form 10-K Report
                  Amended and Restated Agreement and Certificate     dated March 30, 1990
                  of Limited Partnership                             (File No. 0-17619)

       10.10      Cobbet Hill Associates Limited Partnership First   Exhibit 10.8 to Form 10-K Report
                  Amendment to Amended and Restated Agreement and    dated March 30, 1993
                  Certificate of Limited Partnership                 (File No. 0-17619)

       10.11      Cobbet Hill Associates Limited Partnership         Exhibit 10.9 to Form 10-K Report
                  Second Amendment to the Amended and Restated       dated March 30, 1993
                  Agreement and Certificate of Limited Partnership   (File No. 0-17619)

       10.12      Dunbar Limited Partnership Second Amended and      Exhibit 10.5 to Form 10-K Report
                  Restated Agreement of Limited Partnership          dated March 30, 1990
                                                                     (File No. 0-17619)

       10.13      Dunbar Limited Partnership No. 2 Second Amended    Exhibit 10.6 to Form 10-K Report
                  and Restated Agreement of Limited Partnership      dated March 30, 1990
                                                                     (File No. 0-17619)

       10.14      Erie Associates Limited Partnership Amended and    Exhibit 10.2 to Form 10-K Report
                  Restated Agreement and Certificate of Limited      dated March 30, 1989
                  Partnership                                        (File No. 33-20391)

       10.15      Federal Apartments Limited Partnership Amended     Exhibit 10.8 to Form 10-K Report
                  and Restated Agreement of Limited Partnership      dated March 30, 1990
                                                                     (File No. 0-17619)

       10.16      First Amendment to Federal Apartments Limited      Exhibit 10.14 to Form 10-K Report
                  Partnership Amended and Restated Agreement of      dated March 30, 1993
                  Limited Partnership                                (File No. 0-17619)

       10.17      Second Amendment to Federal Apartments Limited     Exhibit 10.15 to Form 10-K Report
                  Partnership Amended and Restated Agreement of      dated March 30, 1993
                  Limited Partnership                                (File No. 0-17619)

       10.18      Golden Gates Associates Amended and Restated       Exhibit 10.1 to Form 8-K Report
                  Agreement of Limited Partnership                   dated January 17, 1989
                                                                     (File No. 33-20391)

       10.19      Grove Park Housing, A California Limited           Exhibit 10.10 to Form 10-K Report
                  Partnership Amended and Restated Agreement of      dated March 30, 1990
                  Limited Partnership                                (File No. 0-17619)






                                                                                  Incorporated by
                                    Exhibit                                         Reference to

       10.20      Gulf Shores Apartments Ltd. Amended and Restated   Exhibit 10.3 to Form 10-K Report
                  Agreement and Certificate of Limited Partnership   dated March 30, 1989
                                                                     (File No. 33-20391)

       10.21      Hilltop North Associates, A Virginia Limited       Exhibit 10.12 to Form 10-K Report
                  Partnership Amended and Restated Agreement of      dated March 30, 1990
                  Limited Partnership                                (File No. 0-17619)

       10.22      Madison-Bellefield Associates Amended and          Exhibit 10.2 to Form 8-K Report
                  Restated Agreement and Certificate of Limited      dated January 17, 1989
                  Partnership                                        (File No. 33-20391)

       10.23      Amended and Restated Articles of Partnership in    Exhibit 10.2 to Form 10-Q Report
                  Commendam of Pine Hill Estates Limited             dated December 30, 1989
                  Partnership                                        (File No. 0-17619)

       10.24      Santa Juanita Limited Dividend Partnership         Exhibit 10.4 to Form 10-Q Report
                  Amended and Restated Agreement of Limited          dated December 30, 1989
                  Partnership                                        (File No. 0-17619)

       10.25      Second Amendment of Limited Partnership of Santa   Exhibit 10.23 to Form 10-K Report
                  Juanita Limited Dividend Partnership and           dated March 30, 1994
                  Amendment No. 2 to the Amended and Restated        (File No. 0-17619)
                  Agreement of Limited Partnership

       10.26      Amendment No. 1 to Santa Juanita Limited           Exhibit 10.1 to Form 10-Q Report
                  Dividend Partnership L.P. Amended and Restated     dated September 29, 1995
                  Agreement of Limited Partnership                   (File No. 0-17619)
                  (Replaces in its entirety Exhibit 10.24 hereof.)

       10.27      Amendment No. 2 to Santa Juanita Limited           Exhibit 10.2 to Form 10-Q Report
                  Dividend Partnership L.P. Amended and Restated     dated September 29, 1995
                  Agreement of Limited Partnership                   (File No. 0-17619)

       10.28      Vista Del Mar Limited Dividend Partnership         Exhibit 10.1 to Form 10-K Report
                  Amended and Restated Agreement and Certificate     dated March 30, 1989
                  of Limited Partnership                             (File No. 33-20391)

       10.29      Certificate of Amendment of Limited Partnership    Exhibit 10.25 to Form 10-K Report
                  of Vista Del Mar Limited Dividend Partnership      dated March 30, 1994
                  and Amendment No. 1 to the Amended and Restated    (File No. 0-17619)
                  Agreement and Certificate of Limited Partnership

       10.30      Amendment No. 1 to Vista del Mar Limited           Exhibit 10.3 to Form 10-Q Report
                  Dividend Partnership L.P. Amended and Restated     dated September 29, 1995
                  Agreement of Limited Partnership                   (File No. 0-17619)
                  (Replaces in its entirety Exhibit 10.28 hereof.)




       ----------
                                                                                  Incorporated by
       ----------                   Exhibit                                         Reference to

       10.31      Amendment No. 2 to Vista del Mar Limited           Exhibit 10.4 to Form 10-Q Report
                  Dividend Partnership L.P. Amended and Restated     dated September 29, 1995
                  Agreement of Limited Partnership                   (File No. 0-17619)

       10.32      Amended and Restated Articles of Partnership in    Exhibit 10.1 to Form 10-Q Report
                  Commendam of Winnsboro Homes Limited Partnership   dated December 30, 1989
                                                                     (File No. 0-17619)

       10.33      The B & V, Ltd.                                    Exhibit 10.2 to Form 10-Q Report
                  Investment Agreement                               dated September 29, 1994
                                                                     (File No. 0-17619)

       10.34      The B & V Phase I, Ltd.                            Exhibit 10.3 to Form 10-Q Report
                  Investment Agreement                               dated September 29, 1994
                                                                     (File No. 0-17619)
       27         Financial Data Schedule

       99.22      Pages 21  through  35, 51 through 75 and 89        Exhibit 28 to Form 10-K Report
                  through 91 of Prospectus dated May 6, 1989 filed   dated March 30,  1989
                  pursuant  to Rule  424(b)(3)  under the            (File No. 33-20391)
                  Securities  Act of 1933

       99.23      Pages 16 through 19 of Prospectus dated May 6,     Exhibit 28.2 to Form 10-K Report
                  1989 filed pursuant to Rule 424(b)(3) under the    dated March 30, 1990
                  Securities Act of 1933                             (File No. 0-17619)

       99.24      Supplement No. 1 dated August 11, 1988 to          Exhibit 28.3 to Form 10-K Report
                  Prospectus                                         dated March 30, 1991
                                                                     (File No. 0-17619)

       99.25      Supplement No. 2 dated September 20, 1988 to       Exhibit 28.4 to Form 10-K Report
                  Prospectus                                         dated March 30, 1991
                                                                     (File No. 0-17619)

       99.26      December 31, 1992 financial statements of          Exhibit 28.26 to Form 10-K Report
                  Cityside Apartments, L.P. pursuant to Title 17,    dated March 30, 1993
                  Code of Federal Regulations, Section 210.3-09      (File No. 0-17619)

       99.27      December 31, 1993 financial statements of          Exhibit 99.27 to Form 10-K Report
                  Cityside Apartments, L.P. pursuant to Title 17,    dated March 30, 1994
                  Code of Federal Regulations, Section 210.3-09      (File No. 0-17619)

       99.28      December 31, 1994 financial statements of          Exhibit 99.28 to Form 10-K Report
                  Cityside Apartments, L.P. pursuant to Title 17,    dated March 30, 1995
                  Code of Federal Regulations, Section 210.3-09      (File No. 0-17619)

       99.29      December 31, 1995 financial statements of
                  Cityside Apartments, L.P. pursuant to Title 17,
                  Code of Federal Regulations, Section 210.3-09

    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

    (c) Exhibits.

        See (a)(3) above.

    (d) Financial Statement Schedules.

        See (a)(2) above.

- - --------------------------------------------------------------------------------
                                                    SIGNATURES.
- - --------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                        (a Delaware limited partnership)

                    By:  Richman Tax Credit Properties L.P.,
                                 General Partner

                    by:  Richman Tax Credit Properties Inc.,
                                 general partner

Dated:  June 28, 1996                                /s/ Richard Paul Richman
        -------------                                ------------------------
                                                      by: Richard Paul Richman
                                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 Signature                                     Title                                        Date


       /s/ Richard Paul Richman               President, Chief Executive Officer                    June 28, 1996
       (Richard Paul Richman)                and Director of the general partner
                                                 of the General Partner

       /s/ Neal Ludeke                       Vice President and Treasurer of the                   June 28, 1996
       ----------------------------            general partner of the General
       (Neal Ludeke)                           Partner (Principal Financial and
                                               Accounting Officer of Registrant)


