Form 10-Q
period 1996-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 1996-08-14
CIK 830159

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


                                                     FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 1996

                                                         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from                   to ____________

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

                                        AMERICAN TAX CREDIT PROPERTIES L.P.


                                          PART I - FINANCIAL INFORMATION.


Item 1. Financial Statements.


                                      Table of Contents


Balance Sheets as of June 29, 1996 (Unaudited) and March 30, 1996 (Unaudited)

Statements of Operations for the three month periods ended June 29, 1996
   (Unaudited) and June 29, 1995 (Unaudited)

Statements of Cash Flows for the three month periods ended
   June 29, 1996 (Unaudited) and June 29, 1995 (Unaudited)

Notes to Financial Statements as of June 29, 1996 (Unaudited)



                                        AMERICAN TAX CREDIT PROPERTIES L.P.
                                                  BALANCE SHEETS
                                         JUNE 29, 1996 AND MARCH 30, 1996
                                                    (UNAUDITED)



                                                                                     June 29,           March 30,
                                                                        Notes           1996               1996
ASSETS                                                                  ------       ----------         ---------

   Cash and cash equivalents                                                      $     493,810      $     397,120
   Investments in bonds available-for-sale                                2           2,986,123          3,112,049
   Investment in Local Partnerships                                       3           8,982,036          9,464,434
   Interest receivable                                                                   61,270             66,580
                                                                                    -----------        -----------
                                                                                    $12,523,239        $13,040,183
                                                                                    ===========        ===========



LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

   Liabilities:
     Accounts payable and accrued expenses                                       $       58,016      $      57,961
     Payable to General Partner                                                          87,728             43,861
                                                                                        -------           --------
                                                                                        145,744            101,822
                                                                                        -------           --------
   Partners' equity (deficit):
     General Partner                                                                   (243,359)          (238,223)
     Limited Partners, $1,000 stated value per unit (41,286 Units of
       Limited Partnership Interest outstanding)                                     12,477,329         12,985,812
     Unrealized gain on investments in bonds available-for-sale, net      2             143,525            190,772
                                                                                     ----------         ----------
                                                                                     12,377,495         12,938,361
                                                                                     ----------         ----------
                                                                                    $12,523,239        $13,040,183
                                                                                     ==========         ==========















                                        See Notes to Financial Statements.




                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                THREE MONTH PERIODS ENDED JUNE 29, 1996 AND 1995
                                   (UNAUDITED)



                                                               Notes           1996                  1995
REVENUE                                                        -----           -----                 -----

   Interest                                                              $      66,360         $      74,287
  Other income from Local Partnerships                                                                 2,500
                                                                                ------                ------
  TOTAL REVENUE                                                                 66,360                76,787
                                                                                ------                ------
EXPENSES

   Administration fees                                                           45,931               45,931
   Management fee                                                                43,867               43,867
   Professional fees                                                             16,525               13,726
   Printing, postage and other                                                   6,258                 9,117
                                                                                -------              -------
  TOTAL EXPENSE                                                                112,581               112,641
                                                                                -------              -------
Loss from operations                                                           (46,221)              (35,854)

Equity in loss of Investment in Local Partnerships               3            (467,398)             (617,737)
                                                                               --------             ---------
NET LOSS                                                                  $   (513,619)         $   (653,591)
                                                                               ========             =========
NET LOSS ATTRIBUTABLE TO
   General Partner                                                      $       (5,136)       $       (6,536)
   Limited Partners                                                           (508,483)             (647,055)
                                                                               --------             ---------
                                                                          $   (513,619)         $   (653,591)
                                                                               ========             =========
NET LOSS per Unit of Limited Partnership Interest (41,286
   Units of Limited Partnership Interest)                               $       (12.32)       $       (15.67)
                                                                                =======              ========















                                        See Notes to Financial Statements.




                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                THREE MONTH PERIODS ENDED JUNE 29, 1996 AND 1995
                                   (UNAUDITED)


                                                                                     1996                  1995
                                                                                     -----                 -----

CASH FLOWS FROM OPERATING ACTIVITIES

   Interest received                                                             $    75,349            $    79,871
   Cash paid for:
     printing, postage and other expenses                                               (969)                (1,384)
     professional fees                                                               (29,500)                (7,422)
     administration fees                                                             (38,190)               (38,190)
                                                                                     --------                -------
   Net cash provided by operating activities                                           6,690                 32,875
                                                                                     --------                -------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash distributions from Local  Partnerships  (includes $2,500 of other income from Local Partnerships for the three month period ended June
     29, 1995)                                                                        15,000                 27,350
   Maturity/redemption of bonds                                                       75,000                 37,000
                                                                                      ------                 -------
   Net cash provided by investing activities                                          90,000                 64,350
                                                                                      ------                 -------
Net increase in cash and cash equivalents                                             96,690                 97,225

Cash and cash equivalents at beginning of period                                     397,120                342,688
                                                                                     -------                -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  493,810             $  439,913
                                                                                     =======                =======
SIGNIFICANT NON-CASH INVESTING ACTIVITIES
   Unrealized gain (loss) on investments in bonds available-for-sale, net         $  (47,247)            $  198,000
                                                                                     =======                =======

- - --------------------------------------------------------------------------------
See  reconciliation of net loss to net cash provided by operating  activities on the following page.
















                                        See Notes to Financial Statements.



                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                 THREE MONTH PERIODS ENDED JUNE 29, 1996 AND 1995
                                   (UNAUDITED)




                                                                               1996                    1995
                                                                              ------                  ------

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES

NET LOSS                                                                    $  (513,619)            $  (653,591)
                                                                                --------                --------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES

   Equity in loss of Investment in Local Partnerships                           467,398                 617,737
   Amortization of net premium on investments in bonds                            7,755                   7,947
   Accretion of zero coupon bonds                                                (4,076)                 (4,075)
   Increase in payable to General Partner                                        43,867                  43,867
   Increase in accounts payable and accrued expenses                                 55                  21,778
   Decrease (increase) in interest receivable                                     5,310                    (788)
                                                                                --------                --------
Total adjustments                                                               520,309                 686,466
                                                                                --------                --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $       6,690            $     32,875
                                                                                ========                ========

























                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 29, 1996
                                 (UNAUDITED)


1.Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1996 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three month period ended June 29, 1996 are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.

2.Investments in Bonds Available-For-Sale

As of June 29, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                           Amortized       Gross unrealized   Gross unrealized     Estimated
                                            cost                 gains             losses          fair value
                                           ----------       ---------------   -----------------    ----------

Description and maturity Corporate debt
securities:
  Within one year                       $     60,684       $        495        $      (685)      $    60,494
  After one year through five years          262,096                806               (510)          262,392
  After five years through ten years         640,183                284            (26,145)          614,322
  After ten years                            454,008                212             (9,510)          444,710
                                           ---------             ------             -------        ---------
                                           1,416,971              1,797            (36,850)        1,381,918
                                           ---------             ------             -------        ---------
  Within one year                             52,886              1,339                --             54,225
  After one year through five years          243,503             24,386                --            267,889
  After five years through ten years         943,578            168,635                --          1,112,213
                                           ---------            -------              -------        ---------
                                           1,239,967            194,360                --          1,434,327
                                           ---------            -------              -------       ----------
U.S. government and agency securities:
  After ten years                            185,660              --               (15,782)          169,878
                                           ---------            -------            ---------       ----------
                                          $2,842,598         $  196,157        $   (52,632)       $2,986,123
                                          ==========            =======            =========       ==========

                                    AMERICAN TAX CREDIT PROPERTIES L.P.
                               NOTES TO FINANCIAL STATEMENTS - (Continued)
                                           JUNE 29, 1996
                                            (UNAUDITED)



3.Investment in Local Partnerships

The Partnership owns limited partnership interests in nineteen Local Partnerships, of which the Partnership has made capital contributions in the aggregate amount of $34,510,290. As of March 31, 1996, the Local Partnerships have outstanding mortgage loans payable totaling approximately $83,305,000 and accrued interest payable on such loans totaling approximately $4,010,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three month period ended June 29, 1996, the Investment in Local Partnerships activity consists of the following:



Investment in Local Partnerships as of March 30, 1996                     $  9,464,434

Equity in loss of Investment in Local Partnerships for
   the three month period ended March 31, 1996                                (467,398)  (A)

Cash distributions received from Local Partnerships
   during the three month period ended June 29, 1996                           (15,000)
                                                                             ----------
Investment in Local Partnerships as of June 29, 1996                      $  8,982,036
                                                                             ==========

(A)Equity in loss of Investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $721,823 and $579,328 for the three month periods ended March 31, 1996 and 1995, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 1996 and December 31, 1995 and the combined unaudited statements of operations of the Local Partnerships for the three month periods ended March 31, 1996 and 1995 are reflected on pages 9 and 10, respectively.



                                  AMERICAN TAX CREDIT PROPERTIES L.P.
                             NOTES TO FINANCIAL STATEMENTS - (Continued)
                                           JUNE 29, 1996
                                            (UNAUDITED)


3.Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of March 31, 1996 and December 31, 1995 are as follows:


                                                                                  1996                   1995
                                                                                  ------                 -----

ASSETS

Cash and other investments                                                 $    1,048,056         $    1,304,492
Rental receivable                                                                 145,303                165,626
Escrow deposits and reserves                                                    3,259,830              3,640,218
Land                                                                            4,476,955              4,476,955
Buildings and improvements (net of accumulated
  depreciation of $28,827,251 and $27,836,776)                                 87,806,172             88,484,487
Intangible assets (net of accumulated amortization of
  $762,868 and $736,962)                                                        2,003,795              2,029,039
Other                                                                           1,053,280                862,904
                                                                               ----------            -----------
                                                                            $  99,793,391           $100,963,721
LIABILITIES AND PARTNERS EQUITY                                                ==========           ============

Liabilities:

Accounts payable and accrued expenses                                       $   1,162,457         $    1,175,581
Due to related parties                                                          4,863,070              5,144,533
Mortgage loans                                                                 83,305,427             83,354,276
Notes payable                                                                   1,017,151              1,017,151
Accrued interest                                                                4,009,752              3,744,233
Other                                                                           2,227,575              2,103,775
                                                                                ---------              ---------
                                                                               96,585,432             96,539,549
Partners' equity (deficit):                                                     ---------              ---------

American Tax Credit Properties L.P.:
    Capital contributions, net of distributions                                33,990,139             34,007,639
    Cumulative loss                                                           (24,993,103)           (24,525,705)
                                                                               ----------             -----------
                                                                                8,997,036              9,481,934
General partners and other limited partners, including ATCP II:                ----------             -----------
     Capital contributions, net of distributions                                  362,230                362,230
     Cumulative loss                                                           (6,151,307)            (5,419,992)
                                                                                ---------             -----------
                                                                               (5,789,077)            (5,057,762)
                                                                                ----------            -----------
                                                                                3,207,959              4,424,172
                                                                                ----------            -----------
                                                                            $  99,793,391           $100,963,721
                                                                                ==========           ============




                                   AMERICAN TAX CREDIT PROPERTIES L.P.
                              NOTES TO FINANCIAL STATEMENTS - (Continued)
                                             JUNE 29, 1996
                                              (UNAUDITED)


3.Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three month periods ended March 31, 1996 and 1995 are as follows:

                                                                                     1996                     1995
REVENUE                                                                              -----                    -----

   Rental                                                                         $ 3,946,405             $ 3,742,622
   Interest and other                                                                  53,786                  53,829
                                                                                    ---------               ---------
   Total Revenue                                                                    4,000,191               3,796,451
                                                                                    ---------               ---------
EXPENSES

   Administrative                                                                     578,688                 565,792
   Utilities                                                                          414,238                 358,072
   Operating, maintenance and other                                                   827,865                 741,422
   Taxes and insurance                                                                518,144                 462,479
   Interest (including amortization of $25,906 and $23,764)                         1,869,494               1,899,907
   Depreciation                                                                       990,475                 973,977
                                                                                    ----------              ---------
   Total Expenses                                                                   5,198,904               5,001,649
                                                                                    ----------              ---------
NET LOSS                                                                          $(1,198,713)            $(1,205,198)
                                                                                    ==========             ===========
NET LOSS ATTRIBUTABLE TO
American Tax Credit Properties L.P.                                              $   (467,398)           $   (617,737)
General partners and other limited partners, including ATCP
   II, which includes $721,823 and $579,328 of American Tax
   Credit Properties L.P.  equity in loss in excess of
   investment balance                                                                (731,315)               (587,461)
                                                                                   -----------             -----------
                                                                                  $(1,198,713)            $(1,205,198)
                                                                                   ===========             ===========

The combined results of operations of the Local Partnerships for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for an entire operating period.

                                  AMERICAN TAX CREDIT PROPERTIES L.P.
                              NOTES TO FINANCIAL STATEMENTS - (Continued)
                                            JUNE 29, 1996
                                              (UNAUDITED)

3.Investment in Local Partnerships (continued)

The Partnership acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), a 190-unit complex located in Homestead, Florida in December, 1988. In August, 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The City of Homestead has taken, but has not acted upon, administrative action threatening to demolish approximately 100 rental units in the B & V complex unless reconstruction immediately commences. If demolished, the rebuilding of all such rental units would be subject to changes in zoning by the City of Homestead and the results of litigation remedies being pursued by the B & V Local Partnership, discussed below. The damage to the complex is covered by property insurance. The Local General Partner of the B & V Local Partnership, on behalf of the B & V Local Partnership and at the insistence of the insurance company, entered into a contract with a particular contractor to repair the damage. After some delay the insurance company funded insurance proceeds to rebuild the complex and repairs commenced; however, on or about March 30, 1994, the contractor discontinued the repair work due to a dispute concerning costs and the refusal of the insurance company to advance additional funds. The insurance carrier has ceased making rental interruption insurance payments and the lender has declared a default. The Local General Partner of the B & V Local Partnership has taken the position that the insurance company has defaulted under its obligations to fully fund the reconstruction of the property and make required rental interruption insurance payments. Accordingly, the B & V Local Partnership is pursuing a lawsuit against the insurance company in State court. The Local General Partner of the B & V Local Partnership had agreed with the lender and the Partnership to effect a plan of action. The objectives of the plan were to seek the protection of the bankruptcy court, stop the City of Homestead's demolition process, complete reconstruction of the buildings, preserve the Low-income Tax Credits and avoid foreclosure by working with the lender and allowing the B & V Local Partnership to pursue litigation remedies against the insurance companies. According to the plan of action, the B & V Local Partnership filed a petition of bankruptcy under Chapter 11 of the Bankruptcy Code on November 21, 1994. The bankruptcy court decided to have the action against the contractor and its bonding company settled in binding arbitration rather than through a bankruptcy proceeding. Accordingly, the B & V Local Partnership has commenced an action directly against the contractor and the contractor's bonding company. Each of the parties (the B & V Local Partnership, the insurance company, the contractor and the contractor's bonding company) agreed to a voluntary nonbinding mediation process (the "Mediation"). In addition, the City of Homestead had filed an action in order to take four buildings comprising 32 rental units by eminent domain proceeding. Effective April, 1996, the City of Homestead was awarded such buildings pursuant to a quick-take proceeding and in June, 1996, the B & V Local Partnership accepted a settlement offer from the City of Homestead in the amount of $280,000 plus legal costs. Subject to lender approval, the B & V Local Partnership intended to utilize such proceeds toward the rehabilitation of remaining rental units. However, the lender has recently expressed that it is not in favor of utilizing the proceeds for such purposes. In addition, the lender has requested relief from the bankruptcy stay, to which the B & V Local Partnership objected. Subsequently, the lender petitioned the bankruptcy court for a complete dismissal of the bankruptcy proceeding, for which a hearing is scheduled for late August, 1996. As a result of these recent developments concerning the lender's position, the Mediation was postponed. As a result of the quick-take of the 32 rental units by the City of Homestead, the Partnership will incur a recapture of Low-income Tax Credits taken through December, 1995 of approximately $163,000 (representing approximately $4 per Unit) and will be unable to utilize future Low-income Tax Credits associated with such apartments of approximately $188,000 (representing approximately $5 per Unit) for the period January, 1996 through 1998. Because of the outstanding matters, including those associated with the lender and the bankruptcy proceeding, there can be no assurance that the Local General Partner of the B & V Local Partnership will eventually be successful in implementing this plan and reconstructing the remaining rental units. If it is not successful, the partners of the Partnership could suffer additional partial recapture of previous Low-income Tax Credits and a reduction of future Low-income Tax Credits generated by the B & V Local Partnership. As of August 1, 1996, 52 rental units are completed and occupied. A disaster of this scale is an unusual event. Because the magnitude of destruction caused by Hurricane Andrew in Southern Florida has limited precedent it is not possible to determine at this time the final economic impact resulting from Hurricane Andrew on the B & V Local Partnership, even if reconstructed.








                          AMERICAN TAX CREDIT PROPERTIES L.P.
                        NOTES TO FINANCIAL STATEMENTS - (Continued)
                                   JUNE 29, 1996
                                    (UNAUDITED)


3.Investment in Local Partnerships (continued)

The General Partner has taken the position that temporary vacancies do not result in either a loss or delay of Low-income Tax Credits while attempts to conduct repairs are being made and, except for the units taken through eminent domain, the Partnership may continue to utilize the Low-income Tax Credits without interruption. However, the Partnership's tax professionals have informed the Partnership that, based upon a 1995 revenue procedure, the Internal Revenue Service could challenge the position taken by the Partnership concerning the uninterrupted utilization of the Low-income Tax Credits, with respect to rental units not completed, as of December 31, 1994. In addition, if any of the rental units were to be sold or not reconstructed, it would result in a reduction of future Low-income Tax Credits and partial recapture of previous Low-income Tax Credits with respect to those rental units. In addition, the management agent was notified on June 14, 1996 by the monitoring agent for the Florida Housing Finance Agency that, as a result of rental units not in service, a portion of the property is considered to be in non-compliance which could result in additional recapture or the inability to utilize future Low-income Tax Credits. Of the Partnership's total annual Low-income Tax Credits, approximately $387,000 was allocated from the B & V Local Partnership (prior to the loss of rental units taken through eminent domain) which represent approximately 6.4% of the total annual Low-income Tax Credits. Although these matters are complicated and the law is unclear, the Partnership has calculated an estimate of the potential effect to limited partners, exclusive of the rental units discussed above in connection with the eminent domain proceeding, of approximately $39 per Unit representing recapture of Low-income Tax Credits on rental units not rebuilt and approximately $8 per Unit per annum representing the loss of future Low-income Tax Credits through 1998. The Low-income Tax Credits with respect to the B & V Local Partnership are scheduled to expire in 1998.

The B & V Local Partnership has deferred the recognition of the proceeds of the rental interruption insurance (principally received in 1993) (see discussion above), while recognizing expenses currently. In addition, the B & V Local Partnership is not recognizing full depreciation expense while the complex is in the process of being reconstructed. The Partnership's investment balance in the B & V Local Partnership, after the allocation of cumulative equity losses, is zero as of June 29, 1996.

As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), during the year ended March 30, 1995, the Partnership acquired a 98% limited partnership equity interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, from principals of the Local General Partner of the B & V Local Partnership. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership is not completed. Under the terms of the limited partnership agreement between the Partnership and the B & V Phase I Local Partnership, the Partnership made its full capital contribution of $140,000 (by utilizing reserves) in October, 1994 with total Low-income Tax Credits expected to be allocated to the Partnership over the period 1994 through 1998 of approximately $499,000. In August, 1992, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew. Since May 1, 1996, all 97 of the units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January, 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership has not commenced making such payments. As a result, the lender has declared a default under the terms of the mortgage and the Local General Partner of the B & V Phase I Local Partnership is having discussions with the lender regarding a loan restructuring. The Partnership's investment balance in the B & V Phase I Local Partnership, after the allocation of cumulative equity losses, is zero as of June 29, 1996.

4.Additional Information

Additional information, including the audited March 30, 1996 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1996 on file with the Securities and Exchange Commission.






                    AMERICAN TAX CREDIT PROPERTIES L.P.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition.

As of June 29, 1996, Registrant has not experienced a significant change in financial condition as compared to March 30, 1996. Principal changes in assets are comprised of quarterly periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the three month period ended June 29, 1996, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for normal operating expenses. During the three month period ended June 29, 1996, Registrant recorded a net unrealized loss on bonds available-for-sale of approximately $47,000, resulting in a net unrealized gain of approximately $144,000 reflected in Registrant's partners' equity (deficit) as of June 29, 1996. In addition, during the three month period ended June 29, 1996, Registrant recorded amortization of net premium on investments in bonds of approximately $8,000, which was partially offset by accretion of zero coupon bonds of approximately $4,000. In addition, during the three month period ended June 29, 1996, Registrant received $75,000 from the maturity of investments in bonds held for working capital purposes. During the three month period ended June 29, 1996, the Investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three month period ended March 31, 1996 of $467,398 and by cash distributions received from Local Partnerships of $15,000.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, virtually all of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts are scheduled to expire in 1997 after being extended for one year and one Local Partnership's Section 8 contract is scheduled to expire during 1996. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three month period ended March 31, 1996, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Certain Local Partnerships are effectively operating at or near break even levels, although such Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. As discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreement of 4611 South Drexel Limited Partnership (the "South Drexel Local Partnership") require the Local General Partner of the South Drexel Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgages. The South Drexel Local Partnership incurred an operating deficit of approximately $21,000 for the period ended March 31, 1996, which includes property management fees of approximately $4,000. Accordingly, the net operating deficit was approximately $17,000. The Local General Partner of the South Drexel Local Partnership reports that all required payments under the mortgages and real estate taxes are current.

Registrant acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), a 190-unit complex located in Homestead, Florida in December, 1988. In August, 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The City of Homestead has taken, but has not acted upon, administrative action threatening to demolish approximately 100 rental units in the B & V complex unless reconstruction immediately commences. If demolished, the rebuilding of all such rental units would be subject to changes in zoning by the City of Homestead and the results of litigation remedies being pursued by the B & V Local Partnership, discussed below. The damage to the complex is covered by property insurance. The Local General Partner of the B & V Local Partnership, on behalf of the B & V Local Partnership and at the insistence of the insurance company, entered into a contract with a particular contractor to repair the damage. After some delay the insurance company funded insurance proceeds to rebuild the complex and repairs commenced; however, on or about March 30, 1994, the contractor discontinued the repair work due to a dispute concerning costs and the refusal of the insurance company to advance additional funds. The insurance carrier has ceased making rental interruption insurance payments and the lender has declared a default. The Local General Partner of the B & V Local Partnership has taken the position that the insurance company has defaulted under its obligations to fully fund the reconstruction of the property and make required rental interruption insurance payments. Accordingly, the B & V Local Partnership is pursuing a lawsuit against the insurance company in State court. The Local General Partner of the B & V Local Partnership had agreed with the lender and Registrant to effect a plan of action. The objectives of the plan were to seek the protection of the bankruptcy court, stop the City of Homestead's demolition process, complete reconstruction of the buildings, preserve the Low-income Tax Credits and avoid foreclosure by working with the lender and allowing the B & V Local Partnership to pursue litigation remedies against the insurance companies. According to the plan of action, the B & V Local Partnership filed a petition of bankruptcy under Chapter 11 of the Bankruptcy Code on November 21, 1994. The bankruptcy court decided to have the action against the contractor and its bonding company settled in binding arbitration rather than through a bankruptcy proceeding. Accordingly, the B & V Local Partnership has commenced an action directly against the contractor and the contractor's bonding company. Each of the parties (the B & V Local Partnership, the insurance company, the contractor and the contractor's bonding company) agreed to a voluntary nonbinding mediation process (the "Mediation"). In addition, the City of Homestead had filed an action in order to take four buildings comprising 32 rental units by eminent domain proceeding. Effective April, 1996, the City of Homestead was awarded such buildings pursuant to a quick-take proceeding and in June, 1996, the B & V Local Partnership accepted a settlement offer from the City of Homestead in the amount of $280,000 plus legal costs. Subject to lender approval, the B & V Local Partnership intended to utilize such proceeds toward the rehabilitation of remaining rental units. However, the lender has recently expressed that it is not in favor of utilizing the proceeds for such purposes. In addition, the lender has requested relief from the bankruptcy stay, to which the B & V Local Partnership objected. Subsequently, the lender petitioned the bankruptcy court for a complete dismissal of the bankruptcy proceeding, for which a hearing is scheduled for late August, 1996. As a result of these recent developments concerning the lender's position, the Mediation was postponed. As a result of the quick-take of the 32 rental units by the City of Homestead, Registrant will incur a recapture of Low-income Tax Credits taken through December, 1995 of approximately $163,000 (representing approximately $4 per Unit) and will be unable to utilize future Low-income Tax Credits associated with such apartments of approximately $188,000 (representing approximately $5 per Unit), for the period January, 1996 through 1998. Because of the outstanding matters, including those associated with the lender and the bankruptcy proceeding, there can be no assurance that the Local General Partner of the B & V Local Partnership will eventually be successful in implementing this plan and reconstructing the remaining rental units. If it is not successful, the partners of Registrant could suffer additional partial recapture of previous Low-income Tax Credits and a reduction of future Low-income Tax Credits generated by the B & V Local Partnership. As of August 1, 1996, 52 rental units are completed and occupied. A disaster of this scale is an unusual event. Because the magnitude of destruction caused by Hurricane Andrew in Southern Florida has limited precedent it is not possible to determine at this time the final economic impact resulting from Hurricane Andrew on the B & V Local Partnership, even if reconstructed.

The General Partner has taken the position that temporary vacancies do not result in either a loss or delay of Low-income Tax Credits while attempts to conduct repairs are being made and, except for the units taken through eminent domain, Registrant may continue to utilize the Low-income Tax Credits without interruption. However, Registrant's tax professionals have informed Registrant that, based upon a 1995 revenue procedure, the Internal Revenue Service could challenge the position taken by Registrant concerning the uninterrupted utilization of the Low-income Tax Credits, with respect to rental units not completed as of December 31, 1994. In addition, if any of the rental units were to be sold or not reconstructed, it would result in a reduction of future Low-income Tax Credits and partial recapture of previous Low-income Tax Credits with respect to those rental units. In addition, the management agent was notified on June 14, 1996 by the monitoring agent for the Florida Housing Finance Agency that, as a result of rental units not in service, a portion of the property is considered to be in non-compliance which could result in additional recapture or the inability to utilize future Low-income Tax Credits. Of Registrant's total annual Low-income Tax Credits, approximately $387,000 was allocated from the B & V Local Partnership (prior to the loss of rental units taken through eminent domain) which represents approximately 6.4% of the total annual Low-income Tax Credits. Although these matters are complicated and the law is unclear, Registrant has calculated an estimate of the potential effect to limited partners, exclusive of the rental units discussed above in connection with the eminent domain proceeding, of approximately $39 per Unit representing recapture of Low-income Tax Credits on rental units not rebuilt and approximately $8 per Unit per annum representing the loss of future Low-income Tax Credits through 1998. The Low-income Tax Credits with respect to the B & V Local Partnership are scheduled to expire in 1998.

The B & V Local Partnership has deferred the recognition of the proceeds of the rental interruption insurance (principally received in 1993) (see discussion above), while recognizing expenses currently. In addition, the B & V Local Partnership is not recognizing full depreciation expense while the complex is in the process of being reconstructed. Registrant's investment balance in the B & V Local Partnership, after the allocation of cumulative equity losses, is zero as of June 29, 1996.

As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), during the year ended March 30, 1995, Registrant acquired a 98% limited partnership equity interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit,
Section 8 assisted apartment complex located in Homestead, Florida, from principals of the Local General Partner of the B & V Local Partnership. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership is not completed. Under the terms of the limited partnership agreement between Registrant and the B & V Phase I Local Partnership, Registrant made its full capital contribution of $140,000 (by utilizing reserves) in October, 1994 with total Low-income Tax Credits expected to be allocated to Registrant over the period 1994 through 1998 of approximately $499,000. In August, 1992, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew. Since May 1, 1996, all 97 of the units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January, 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership has not commenced making such payments. As a result, the lender has declared a default under the terms of the mortgage and the Local General Partner of the B & V Phase I Local Partnership is having discussions with the lender regarding a loan restructuring. Registrant's investment balance in the B & V Phase I Local Partnership, after the allocation of cumulative equity losses, is zero as of June 29, 1996. Of Registrant's total annual Low-income Tax Credits, approximately 1.3% is allocated from the B & V Phase I Local Partnership.

Results of Operations.

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. Registrant accounts for its Investments in Local Partnerships in accordance with the equity method of accounting. Under the equity method of accounting, the investment is carried at cost and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each Investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of Investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero.

Cumulative losses and cash distributions in excess of Investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion above under Material Changes in Financial Condition regarding the Local Partnerships currently operating below economic break even levels. In the case of the B & V Local Partnership, losses have been exacerbated due to consequences resulting from Hurricane Andrew. Such results may be reversed in a future period, pending the outcome of the reconstruction of the complex and results of the litigation discussed above.

Three Month Period Ended June 29, 1996.

For the three month period ended June 29, 1996, Registrant had a net loss of approximately $514,000, which included an equity in loss of Investment in Local Partnerships of approximately $467,000 for the three month period ended March 31, 1996. Registrant's loss from operations for the three month period ended June 29, 1996 of approximately $47,000 was attributable to interest revenue of approximately $66,000, exceeded by operating expenses of approximately $113,000. Interest income for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses.

The Local Partnerships' net loss of approximately $1,199,000 for the three month period ended March 31, 1996 was attributable to rental and other revenue of approximately $4,000,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,183,000 and approximately $1,016,000 of depreciation and amortization expenses.







Three Month Period Ended June 29, 1995.

For the three month period ended June 29, 1995, Registrant had a net loss of approximately $654,000, which included an equity in loss of Investment in Local Partnerships of approximately $618,000 for the three month period ended March 31, 1995. Registrant's loss from operations for the three month period ended June 29, 1995 of approximately $36,000 was attributable to interest revenue of approximately $74,000 and other income from Local Partnerships of approximately $3,000, exceeded by operating expenses of approximately $113,000.

The Local Partnerships' net loss of approximately $1,205,000 for the three month period ended March 31, 1995 was attributable to rental and other revenue of approximately $3,797,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,004,000 and approximately $998,000 of depreciation and amortization expenses.

Three Month Period Ended June 29, 1996 versus Three Month Period Ended June 29, 1995.

Registrant's operations for the three month period ended June 29, 1996 resulted in a net loss of approximately $514,000 as compared to a net loss of approximately $654,000 for the same period in 1995. The decrease in net loss is primarily attributable to a decrease in the equity in loss of Investment in Local Partnerships of approximately $150,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships of approximately $142,000 in accordance with the equity method of accounting, as discussed above.








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

                  On December 16, 1993, the Federal Local Partnership filed a lawsuit against Henry Cisneros (in his capacity as Secretary of the United States Department of Housing and Urban Development ("HUD") and the Housing Authority of the City of Fort Lauderdale, Florida ("FLHA") for violating the Administrative Procedure Act. The suit was filed in the United States District Court, Southern District of Florida (the "Court"). The suit alleges that the defendants used an incorrect figure for debt service in determining the base rent component of the Federal Local Partnership's Housing Assistance Payments Contract rents, resulting in rents at a level insufficient to service the Federal Local Partnership's co-insured first mortgage and, as a further result, the amount of the maximum insurable first mortgage was reduced and the local general partner of the Federal Local Partnership had to provide approximately $1,299,000 to the Federal Local Partnership. The Federal Local Partnership seeks payment of the difference in rents dating from 1988 to the present and recovery of all legal fees. The local general partner of the Federal Local Partnership estimates that the annual difference in rents resulting from the defendants' methods is approximately $180,000. Although the Court has ruled that HUD acted within its authority in denying certain change orders incurred in connection with the development of the property owned by the Federal Local Partnership, the Court also remanded HUD to review the rent computations used in determining the base rent component. The local general partner of the Federal Local Partnership expects to appeal the Court's ruling regarding the change orders, the impact of which is approximately $60,000 per year according to the local general partner. The Federal Local Partnership is unable to determine at this time the final amounts that may be recoverable from HUD and/or FLHA.







             AMERICAN TAX CREDIT PROPERTIES L.P.

         Part II - OTHER INFORMATION (Continued)



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

As discussed in Part I, Item 1 - Financial Statements and Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to an agreement with the lender, B & V Phase I, Ltd. (the "B & V Phase I Local Partnership") was to commence paying debt service in January, 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership has not commenced making such payments. As a result, the lender has declared a default under the terms of the mortgage loan and the local general partner of the B & V Phase I Local Partnership is conducting discussions with the lender regarding a loan restructuring.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None

Item 5.           Other Information.

                  As discussed in Part I, Item 1 - Financial Statements and Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the B & V Local Partnership sustained considerable damage in August, 1992 due to Hurricane Andrew. The General Partner has taken the position that temporary vacancies do not result in either a loss or delay of Low-income Tax Credits while attempts to conduct repairs are being made and, based on circumstances to date, Registrant may continue to utilize the
Low-income Tax Credits without interruption. However, Registrant's tax professionals have informed Registrant that, based upon a 1995 revenue procedure, the Internal Revenue Service could challenge the position taken by Registrant concerning the uninterrupted utilization of the Low-income Tax Credits, with respect to units not completed, after December 31, 1994. Of Registrant's total Low-income Tax Credits, approximately 6.4% is allocated from the B & V Local Partnership. A disaster of this scale is an unusual event. Because the magnitude of destruction caused by Hurricane Andrew in Southern Florida has limited precedent it is not possible to determine at this time the final economic impact resulting from Hurricane Andrew on the B & V Local Partnership, even if reconstructed. .

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


Date: August 13, 1996   /s/ Richard Paul Richman
                        Richard Paul Richman
                        President, Chief Executive Officer and
                        Director of the general partner of the
                        General Partner


Date: August 13, 1996    /s/ Neal Ludeke
                         Neal Ludeke
                         Vice President and Treasurer of the general partner
                         of the General Partner
                         (Principal Financial and Accounting
                         Officer of Registrant)