Form 10-Q
period 1996-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 1996-11-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

For the quarterly period ended September 29, 1996

                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
 ---

For the transition period from                   to ________
                               -----------------

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







                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements

                                    Table of Contents                   Page
Balance Sheets as of September 29, 1996 (Unaudited) and March 30, 1996
   (Unaudited)

Statements of Operations for the three and six month periods ended September 29, 1996 (Unaudited) and September 29, 1995 (Unaudited)

Statements of Cash Flows for the six months ended September 29, 1996 (Unaudited) and September 29, 1995 (Unaudited)

Notes to Financial Statements as of September 29, 1996 (Unaudited)



                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                      SEPTEMBER 29, 1996 AND MARCH 30, 1996
                                   (UNAUDITED)



                                                                                   September 29,         March 30,
                                                                        Notes           1996                 1996
                                                                        -----   -------------------  ------------
ASSETS

Cash and cash equivalents                                                        $      482,731      $      397,120
Investments in bonds available-for-sale                                   2           2,981,708           3,112,049
Investment in local partnerships                                          3           8,427,884           9,464,434
Interest receivable                                                                      63,002              66,580
                                                                                ----------------     ----------------

                                                                                   $ 11,955,325        $ 13,040,183
                                                                                   ============        ============




LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
   Accounts payable and accrued expenses                                        $        52,631      $        57,961
   Payable to general partner                                                           131,595               43,861
                                                                                 ---------------     ----------------

                                                                                        184,226              101,822
                                                                                ---------------      ---------------

Partners' equity (deficit)
   General partner                                                                     (249,416)           (238,223)
   Limited partners, $1,000 stated value per unit (41,286 units of
     limited partnership interest outstanding)                                       11,877,727          12,985,812
   Unrealized gain on investments in bonds available-for-sale, net        2             142,788             190,772
                                                                                ---------------      ---------------

                                                                                     11,771,099          12,938,361
                                                                                  -------------       -------------

                                                                                   $ 11,955,325        $ 13,040,183
                                                                                   ============        ============






                                        See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
          THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 1996 AND 1995
                                   (UNAUDITED)



                                                          Three Months    Six Months Ended     Three Months    Six Months Ended
                                                        Ended September     September 29,    Ended September     September 29,
                                                              29,                                  29,
                                               Notes             1996              1996               1995             1995
                                               -----    -------------------------------------------------------------------
REVENUE

 Interest                                               $         63,332  $        129,692   $         63,451   $      137,738
 Other income from local partnerships                                                                   2,500            5,000
                                                        ------------------------------------------------------ -----------------

 TOTAL REVENUE                                                     63,332           129,692            65,951          142,738
                                                        ----------------- -----------------  ----------------  ---------------

EXPENSES

Administration fees                                             45,931             91,862            45,931             91,862
Management fee                                                  43,867             87,734            43,867             87,734
Professional fees                                               24,808             41,333            11,159             24,885
Printing, postage and other                                      3,983             10,241             7,053             16,170
                                                        ----------------- -----------------  ----------------- -----------------

TOTAL EXPENSES                                                  118,589            231,170           108,010            220,651
                                                        ---------------   ----------------   ---------------   ----------------

Loss from operations                                           (55,257)          (101,478)          (42,059)           (77,913)

Equity in loss of investment in local
   partnerships                                  3             (550,402)       (1,017,800)          (444,481)       (1,062,218)
                                                        ---------------   ---------------    ---------------    --------------

NET LOSS                                                $     (605,659)    $   (1,119,278)   $     (486,540)     $  (1,140,131)
                                                        ==============     ==============    ==============      =============

NET LOSS ATTRIBUTABLE TO
   General partner                                      $        (6,057) $        (11,193)  $        (4,865) $         (11,401)
   Limited partners                                            (599,602)       (1,108,085)         (481,675)        (1,128,730)
                                                        ---------------    --------------    --------------       ------------

                                                        $     (605,659)    $   (1,119,278)   $     (486,540)     $  (1,140,131)
                                                        ==============     ==============    ==============      =============

NET LOSS per unit of limited partnership
   interest (41,286 units of limited
   partnership interest)                                $         (14.52) $          (26.84) $         (11.67) $         (27.34)
                                                        ================  =================  ================  ================





                                        See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 1996 AND 1995
                                   (UNAUDITED)


                                                                                      1996                  1995
                                                                               ------------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                               $     140,627        $      153,142
Cash paid for
   administration fees                                                                (76,380)              (76,380)
   professional fees                                                                  (69,590)              (48,641)
   printing, postage and other expenses                                                (2,796)              (16,170)
                                                                               --------------        ---------------

Net cash provided by (used in) operating activities                                    (8,139)                 11,951
                                                                               --------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships (includes $5,000 of other income
   from local partnerships for the six months ended September 29, 1995)                18,750                64,500
Maturity/redemption of bonds                                                           75,000               134,000
                                                                               ---------------       ---------------

Net cash provided by investing activities                                               93,750               198,500
                                                                               ---------------       ---------------

Net increase in cash and cash equivalents                                              85,611               210,451

Cash and cash equivalents at beginning of period                                      397,120               342,688
                                                                               --------------        ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     482,731        $      553,139
                                                                                =============        ==============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

   Unrealized gain (loss) on investments in bonds available-for-sale, net      $      (47,984)       $      160,335
                                                                               ==============        ==============


-------------------------------------------------------------------------------------------------------------------------------
See  reconciliation  of net loss to net cash  provided  by (used  in)  operating activities on page 6.







                                        See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 1996 AND 1995
                                   (UNAUDITED)




                                                                               1996                   1995
                                                                       --------------------   ------------

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES

Net loss                                                                  $  (1,119,278)         $  (1,140,131)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Equity in loss of investment in local partnerships                         1,017,800              1,062,218
   Gain on redemption of investments in bonds available-for-sale                                        (2,008)
   Amortization of net premium on investments in bonds                           15,509                 15,895
   Accretion of zero coupon bonds                                                (8,152)                (8,151)
   Increase in payable to general partner                                        87,734                 87,734
   Decrease in accounts payable and accrued expenses                             (5,330)                (4,891)
   Decrease in interest receivable                                                3,578                  1,285
                                                                       -----------------      -----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                        $        (8,139)       $        11,951
                                                                        ===============        ===============











                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                                    SEPTEMBER 29, 1996
                                   (UNAUDITED)


1.   Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance  with  generally  accepted  accounting  principles  for  interim financial  information.  They do not include all  information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations  are impacted  significantly  by the combined  results  of  operations  of the  Local  Partnerships,  which  are provided by the Local  Partnerships  on an unaudited  basis during  interim periods.  Accordingly,  the accompanying financial statements are dependent on such unaudited  information.  In the opinion of the General Partner, the financial  statements  include all adjustments  necessary to present fairly the  financial  position  as of  September  29,  1996  and the  results  of
     operations  and  cash  flows  for  the  interim  periods   presented.   All
     adjustments are of a normal recurring nature. The results of operations for the  three  and  six  month  periods  ended  September  29,  1996  are  not necessarily  indicative  of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.

2.   Investments in Bonds Available-For-Sale

     As of September 29, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                                                   Gross unrealized        Gross
                                                    Amortized            gains           unrealized         Estimated
                                                        cost                               losses          fair value
       Description and maturity
       Corporate debt securities
         Within one year                         $    60,822     $          123      $       (822)     $       60,123
         After one year through five years           260,849                867              (225)            261,491
         After five years through ten years          638,382                597           (23,271)            615,708
         After ten years                             453,294                307            (8,432)            445,169
                                                 -------------     -------------      ------------       -------------

                                                    1,413,347             1,894           (32,750)          1,382,491
                                                 ------------       ------------       -----------        ------------

       U.S. Treasury debt securities
         Within one year                               52,924             1,004            --                  53,928
         After one year through five years            242,973            23,081            --                 266,054
         After five years through ten years           939,940           166,296               --            1,106,236
                                                 ------------       ------------      -----------------   ------------

                                                    1,235,837           190,381               --            1,426,218
                                                 ------------       ------------      -----------------   ------------

       U.S. government and agency securities
         After ten years                               189,736              --             (16,737)           172,999
                                                 -------------     -----------------  ------------       -------------

                                                  $ 2,838,920        $  192,275       $   (49,487)        $ 2,981,708
                                                  ===========        ============      ===========         ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The  Partnership  owns  limited  partnership  interests  in nineteen  Local
     Partnerships representing capital contributions in the aggregate amount of $34,510,290. As of June 30, 1996, the Local Partnerships have outstanding mortgage loans payable totaling approximately $83,272,000 and accrued interest payable on such loans totaling approximately $4,484,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months  ended  September  29,  1996,  the  investment  in Local
     Partnerships activity consists of the following:


        Investment in Local Partnerships as of March 30, 1996                                   $  9,464,434

       Equity in loss of investment in Local Partnerships for the three months ended
               March 31, 1996                                             $    (467,398)
               June 30, 1996                                                   (550,402)          (1,017,800)   (A)
                                                                         --------------

       Cash distributions received from Local Partnerships during the three months ended
               June 29, 1996                                                    (15,000)
               September 29, 1996                                                (3,750)              (18,750)
                                                                       ----------------         -------------

       Investment in Local Partnerships as of September 29, 1996                                  $ 8,427,884
                                                                                                  ===========

     (A) Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital for the three and six month periods ended June 30, 1996 was $618,588 and $1,340,411, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

           The combined unaudited balance sheets of the Local Partnerships as of June 30, 1996 and December 31, 1995 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1996 and 1995 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 1996 and December 31, 1995 are as follows:

                                                                                 June 30,              December 31,
                                                                                   1996                    1995
                                                                           --------------------    ------------
      ASSETS
      Cash and other investments                                            $     1,222,363         $     1,304,492
      Rental receivable                                                             171,345                 165,626
      Escrow deposits and reserves                                                3,132,824               3,640,218
      Land                                                                        4,476,955               4,476,955
      Buildings and improvements (net of accumulated
        depreciation of $29,826,054 and $27,836,776)                             87,132,520              88,484,487
      Intangible assets (net of accumulated amortization of
        $786,943 and $736,962)                                                    1,979,721               2,029,039
      Other                                                                         792,240                 862,904
                                                                           ----------------       -----------------

                                                                              $  98,907,968           $ 100,963,721
                                                                              =============           =============
      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
      Liabilities
        Accounts payable and accrued expenses                               $       982,086         $     1,175,581
        Due to related parties                                                    5,024,704               5,144,533
        Mortgage loans                                                           83,272,220              83,354,276
        Notes payable                                                             1,017,151               1,017,151
        Accrued interest                                                          4,484,470               3,744,233
        Other                                                                     2,137,354               2,103,775
                                                                            ---------------         ---------------

                                                                                 96,917,985              96,539,549
                                                                             --------------          --------------
      Partners' equity (deficit)

        American Tax Credit Properties L.P.
           Capital contributions, net of distributions                           33,975,139              34,007,639
           Cumulative loss                                                      (25,543,505)            (24,525,705)
                                                                              -------------          --------------

                                                                                  8,431,634               9,481,934
                                                                            ---------------        ----------------
        General partners and other limited partners, including ATCP II
           Capital contributions, net of distributions                              362,230                 362,230
           Cumulative loss                                                       (6,803,881)             (5,419,992)
                                                                             --------------         ---------------
                                                                                 (6,441,651)             (5,057,762)
                                                                             --------------         ---------------

                                                                                 1,989,983                4,424,172
                                                                           ----------------        ----------------

                                                                              $  98,907,968           $ 100,963,721
                                                                              =============           =============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1996 and 1995 are as follows:

                                                     Three Months      Six Months Ended     Three Months      Six Months Ended
                                                    Ended June 30,         June 30,        Ended June 30,         June 30,
                                                            1996              1996                1995               1995
                                                   ----------------------------------------------------------------------
      REVENUE

      Rental                                       $    3,914,166      $    7,860,571      $   3,840,786      $    7,583,408
      Interest and other                                   49,554             103,340             66,509             120,338
                                                   ----------------   ---------------     ---------------    ---------------

      Total Revenue                                     3,963,720           7,963,911          3,907,295           7,703,746
                                                   --------------      --------------      -------------      --------------

      EXPENSES

      Administrative                                      541,821           1,120,509            536,070           1,101,862
      Utilities                                           320,194             734,432            303,295             661,367
      Operating, maintenance and other                    782,662           1,610,527            765,214           1,506,636
      Taxes and insurance                                 496,942           1,015,086            433,286             895,765
      Interest (including amortization of
        $24,075, $49,981, $24,292 and $48,056)          2,026,274           3,895,768          1,879,189           3,779,096
      Depreciation                                        998,803           1,989,278            973,327           1,947,304
                                                   --------------      --------------     --------------      --------------

      Total Expenses                                    5,166,696          10,365,600          4,890,381           9,892,030
                                                   --------------      --------------      -------------      --------------

      NET LOSS                                      $  (1,202,976)      $  (2,401,689)     $    (983,086)      $  (2,188,284)
                                                    =============       =============      =============       =============

      NET LOSS ATTRIBUTABLE TO
        American Tax Credit Properties L.P.        $     (550,402)      $  (1,017,800)     $    (444,481)      $  (1,062,218)
        General partners and other limited
           partners, including ATCP II, which
           includes $618,588, $1,340,411,
           $523,323 and $1,102,651 of American
           Tax Credit Properties L.P. loss in
           excess of investment                          (652,574)         (1,383,889)          (538,605)         (1,126,066)
                                                   --------------      --------------     --------------      --------------

                                                    $  (1,202,976)      $  (2,401,689)     $    (983,086)      $  (2,188,284)
                                                    =============       =============      =============       =============

     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The Partnership acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), a 190-unit complex located in Homestead, Florida in December, 1988. In August, 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The City of Homestead has taken, but has not acted upon, administrative action threatening to demolish approximately 100 rental units in the B & V complex unless reconstruction immediately commences. If demolished, the rebuilding of all such rental units would be subject to changes in zoning by the City of Homestead and the results of litigation remedies being pursued by the B & V Local Partnership, discussed below. The damage to the complex is covered by property insurance. The Local General Partner of the B & V Local Partnership, on behalf of the B & V Local Partnership and at the insistence of the insurance company, entered into a contract with a particular contractor to repair the damage. After some delay the insurance company funded insurance proceeds to rebuild the complex and repairs commenced; however, on or about March 30, 1994, the contractor discontinued the repair work due to a dispute concerning costs and the refusal of the insurance company to advance additional funds. The insurance carrier has ceased making rental interruption insurance payments and the lender has declared a default. The Local General Partner of the B & V Local Partnership has taken the position that the insurance company has defaulted under its obligations to fully fund the reconstruction of the property and make required rental interruption insurance payments. Accordingly, the B & V Local Partnership is pursuing a lawsuit against the insurance company in State court. The Local General Partner of the B & V Local Partnership had agreed with the lender and the Partnership to effect a plan of action. The objectives of the plan were to seek the protection of the bankruptcy court, stop the City of Homestead's demolition process, complete reconstruction of the buildings, preserve the Low-income Tax Credits and avoid foreclosure by working with the lender and allowing the B & V Local Partnership to pursue litigation remedies against the insurance companies. According to the plan of action, the B & V Local Partnership filed a petition of bankruptcy under Chapter 11 of the Bankruptcy Code on November 21, 1994. The bankruptcy court decided to have the action against the contractor and its bonding company settled in binding arbitration rather than through a bankruptcy proceeding. Accordingly, the B & V Local Partnership has commenced an action directly against the contractor and the contractor's bonding company. Each of the parties (the B & V Local Partnership, the insurance company, the contractor and the contractor's bonding company) agreed to a voluntary nonbinding mediation process (the "Mediation"). In addition, the City of Homestead had filed an action in order to take four buildings comprising 32 rental units by eminent domain proceeding. Effective April, 1996, the City of Homestead was awarded such buildings pursuant to a quick-take proceeding and in June, 1996, the B & V Local Partnership accepted a settlement offer from the City of Homestead in the amount of $280,000 plus legal costs. Subject to lender approval, the B & V Local Partnership intended to utilize such proceeds toward the rehabilitation of the remaining rental units. However, the lender has recently expressed that it is not in favor of utilizing the proceeds for such purposes. In addition, the lender has moved the Bankruptcy Court for relief from the bankruptcy stay. In response, the Bankruptcy Court modified the automatic stay to allow the lender to commence a foreclosure action. On August 27, 1996 the lender filed its Complaint to Foreclose Mortgage and Securities Interests in the Circuit Court for Dade County, Florida. Shortly thereafter, the B & V Local Partnership filed its answer to the Complaint. The Bankruptcy Court has limited the progress of this action solely to the filing of pleadings. In addition, the lender has moved the Bankruptcy Court for a complete dismissal of the bankruptcy proceeding. The Bankruptcy Court denied this motion provided that a plan of reorganization was filed on behalf of the B & V Local Partnership by September 17, 1996. On September 17, 1996, both the lender and the Partnership filed proposed plans of reorganization and accompanying disclosure statements. The Bankruptcy Court considered the sufficiency of the disclosure statements at a hearing on November 7, 1996, and both parties are in the process of amending the disclosure statements to provide additional financial and factual information. The Bankruptcy Court will further consider the sufficiency of the disclosure statements after it determines the value of the lender's interest in the Property on or about November 15, 1996. As a result of these recent developments concerning the lender's position, the Mediation was postponed. As a result of the quick-take of the 32 rental units by the City of Homestead, the Partnership will incur a recapture of Low-income Tax Credits taken through December, 1995 of approximately $163,000 (representing approximately $4 per Unit) and will be unable to utilize future Low-income Tax Credits associated with such apartments of approximately $188,000 (representing approximately $5 per Unit) for the period January, 1996 through 1998. Because of the outstanding matters, including those associated with the lender and the bankruptcy proceeding, there can be no assurance that the Local General Partner of the B & V Local Partnership will eventually be successful in implementing this plan and reconstructing the remaining rental units. If it is not successful, the partners of the Partnership could suffer additional partial recapture of previous Low-income Tax Credits and a reduction of future Low-income Tax Credits generated by the B & V Local Partnership. As of November 1, 1996, 52 rental units are completed and occupied. A disaster of this scale is an unusual event. Because the magnitude of destruction caused by Hurricane Andrew in Southern Florida has limited precedent it is not possible to determine at this time the final economic impact resulting from Hurricane Andrew on the B & V Local Partnership, even if reconstructed.

     The General Partner has taken the position that temporary vacancies do not result in either a loss or delay of Low-income Tax Credits while attempts to conduct repairs are being made and, except for the rental units taken through eminent domain, the Partnership may continue to utilize the Low-income Tax Credits without interruption. However, the Partnership's tax professionals have informed the Partnership that, based upon a 1995 revenue procedure, the Internal Revenue Service could challenge the position taken by the Partnership concerning the uninterrupted utilization of the Low-income Tax Credits, with respect to rental units not completed, as of December 31, 1994. In addition, if any of the rental units were to be sold or not reconstructed, it would result in a reduction of future Low-income Tax Credits and partial recapture of previous Low-income Tax Credits with respect to those rental units. In addition, the management agent was notified on June 14, 1996 by the monitoring agent for the Florida Housing Finance Agency that, as a result of rental units not in service, a portion of the property is considered to be in non-compliance which could result in additional recapture or the inability to utilize future Low-income Tax Credits. Of the Partnership's total annual Low-income Tax Credits, approximately $387,000 was allocated from the B & V Local Partnership (prior to the loss of rental units taken through eminent domain) which represent approximately 6.4% of the total annual Low-income Tax Credits. Although these matters are complicated and the law is unclear, the Partnership has calculated an estimate of the potential effect to limited partners, exclusive of the rental units discussed above in connection with the eminent domain proceeding, of approximately $39 per Unit representing recapture of Low-income Tax Credits on rental units not rebuilt and approximately $8 per Unit per annum representing the loss of future
     Low-income Tax Credits through 1998. The Low-income Tax Credits with respect to the B & V Local Partnership are scheduled to expire in 1998.

     The B & V Local Partnership has deferred the recognition of the proceeds of the rental interruption insurance (principally received in 1993) (see discussion above), while recognizing expenses currently. In addition, the B & V Local Partnership is not recognizing full depreciation expense while the complex is in the process of being reconstructed. The Partnership's investment balance in the B & V Local Partnership, after the allocation of cumulative equity losses, is zero as of September 29, 1996.

     As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), during the year ended March 30, 1995, the Partnership acquired a 98% limited partnership equity interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, from principals of the Local General Partner of the B & V Local Partnership. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership is not completed. Under the terms of the limited partnership agreement between the Partnership and the B & V Phase I Local Partnership, the Partnership made its full capital contribution of $140,000 (by utilizing reserves) in October, 1994 with total Low-income Tax Credits expected to be allocated to the Partnership over the period 1994 through 1998 of approximately $499,000. In August, 1992, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew. Since May 1, 1996, all 97 of the rental units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January, 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership has not commenced making such payments. As a result, the lender has declared a default under the terms of the mortgage and the Local General Partner of the B & V Phase I Local Partnership is having discussions with the lender regarding a loan restructuring. The Partnership's investment balance in the B & V Phase I Local Partnership, after the allocation of cumulative equity losses, is zero as of September 29, 1996.

4.   Additional Information

     Additional  information,  including  the audited  March 30, 1996  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1996 on file with the Securities and Exchange Commission.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1996, Registrant has not experienced a significant change in financial condition as compared to March 30, 1996. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the six months ended
September 29, 1996, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for normal operating expenses. During the six months ended September 29, 1996, Registrant recorded a net unrealized loss on bonds available-for-sale of approximately $48,000, resulting in a net unrealized gain of approximately $143,000 reflected in Registrant's partners' equity (deficit) as of September 29, 1996. In addition, during the six months ended September 29, 1996, Registrant recorded amortization of net premium on investments in bonds of approximately $16,000, which was partially offset by accretion of zero coupon bonds of approximately $8,000. In addition, during the six months ended September 29, 1996, Registrant received $75,000 from the maturity of investments in bonds held for working capital purposes. During the six months ended September 29, 1996, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1996 of $1,017,800 and by cash distributions received from Local Partnerships of $18,750.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, virtually all of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts are scheduled to expire in 1997 after being extended for one year and one Local Partnership's Section 8 contract is scheduled to expire during 1996. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 1996, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Certain Local Partnerships are effectively operating at or near break even levels, although such Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. As discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreement of 4611 South Drexel Limited Partnership (the "South Drexel Local Partnership") require the Local General Partner of the South Drexel Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgages. The South Drexel Local Partnership incurred an operating deficit for the six months ended June 30, 1996 of approximately $21,000 which includes property management fees of approximately $7,000. Accordingly, the net operating deficit was approximately $14,000. The Local General Partner of the South Drexel Local Partnership reports that all required payments under the mortgages and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 1.12% is allocated from the South Drexel Local Partnership.

The terms of the partnership agreement of Erie Associates Limited Partnership (the "Erie Local Partnership") require the Local General Partners of the Erie Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Erie Local Partnership incurred an operating deficit for the six months ended June 30, 1996 of approximately $5,000 which includes property management fees of approximately $3,000.

Accordingly, the net operating deficit was approximately $2,000. The Erie Local Partnership is operating pursuant to an amended and restated note (the "Amended Note") dated December 1, 1994 which matures on December 31, 1997. The original financing called for Mandatory Debt Service of $7,647 per month, while the Amended Note requires monthly Mandatory Debt Service of $5,883. The Local
General Partner of the Erie Local Partnership reports that the Erie Local Partnership is one month in arrears under the terms of the Amended Note as of June 30, 1996 and that management fees are currently being paid. The Local General Partner of the Erie Local Partnership further reports that the Erie Local Partnership has not received a notice of default from the lender. Of
Registrant's total annual Low-income Tax Credits, approximately 2.40% is allocated from the Erie Local Partnership.

Registrant acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), a 190-unit complex located in Homestead, Florida in December, 1988. In August, 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The City of Homestead has taken, but has not acted upon, administrative action threatening to demolish approximately 100 rental units in the B & V complex unless reconstruction immediately commences. If demolished, the rebuilding of all such rental units would be subject to changes in zoning by the City of Homestead and the results of litigation remedies being pursued by the B & V Local Partnership, discussed below. The damage to the complex is covered by property insurance. The Local General Partner of the B & V Local Partnership, on behalf of the B & V Local Partnership and at the insistence of the insurance company, entered into a contract with a particular contractor to repair the damage. After some delay the insurance company funded insurance proceeds to rebuild the complex and repairs commenced; however, on or about March 30, 1994, the contractor discontinued the repair work due to a dispute concerning costs and the refusal of the insurance company to advance additional funds. The insurance carrier has ceased making rental interruption insurance payments and the lender has declared a default. The Local General Partner of the B & V Local Partnership has taken the position that the insurance company has defaulted under its obligations to fully fund the reconstruction of the property and make required rental interruption insurance payments. Accordingly, the B & V Local Partnership is pursuing a lawsuit against the insurance company in State court. The Local General Partner of the B & V Local Partnership had agreed with the lender and Registrant to effect a plan of action. The objectives of the plan were to seek the protection of the bankruptcy court, stop the City of Homestead's demolition process, complete reconstruction of the buildings, preserve the Low-income Tax Credits and avoid foreclosure by working with the lender and allowing the B & V Local Partnership to pursue litigation remedies against the insurance companies. According to the plan of action, the B & V Local Partnership filed a petition of bankruptcy under Chapter 11 of the Bankruptcy Code on November 21, 1994. The bankruptcy court decided to have the action against the contractor and its bonding company settled in binding arbitration rather than through a bankruptcy proceeding. Accordingly, the B & V Local Partnership has commenced an action directly against the contractor and the contractor's bonding company. Each of the parties (the B & V Local Partnership, the insurance company, the contractor and the contractor's bonding company) agreed to a voluntary nonbinding mediation process (the "Mediation"). In addition, the City of Homestead had filed an action in order to take four buildings comprising 32 rental units by eminent domain proceeding. Effective April, 1996, the City of Homestead was awarded such buildings pursuant to a quick-take proceeding and in June, 1996, the B & V Local Partnership accepted a settlement offer from the City of Homestead in the amount of $280,000 plus legal costs. Subject to lender approval, the B & V Local Partnership intended to utilize such proceeds toward the rehabilitation of the remaining rental units. However, the lender has recently expressed that it is not in favor of utilizing the proceeds for such purposes. In addition, the lender has moved the Bankruptcy Court for relief from the bankruptcy stay. In response, the Bankruptcy Court modified the automatic stay to allow the lender to commence a foreclosure action. On August 27, 1996 the lender filed its Complaint to Foreclose Mortgage and Securities Interests in the Circuit Court for Dade County, Florida. Shortly thereafter, the B & V Local Partnership filed its answer to the Complaint. The Bankruptcy Court has limited the progress of this action solely to the filing of pleadings. In addition, the lender has moved the Bankruptcy Court for a complete dismissal of the bankruptcy proceeding. The Bankruptcy Court denied this motion provided that a plan of reorganization was filed on behalf of the B & V Local Partnership by September 17, 1996. On September 17, 1996, both the lender and Registrant filed proposed plans of reorganization and accompanying disclosure statements. The Bankruptcy Court considered the sufficiency of the disclosure statements at a hearing on November 7, 1996, and both parties are in the process of amending the disclosure statements to provide additional financial and factual information. The Bankruptcy Court will further consider the sufficiency of the disclosure statements after it determines the value of the lender's interest in the Property on or about November 15, 1996. As a result of these recent developments concerning the lender's position, the Mediation was postponed. As a result of the quick-take of the 32 rental units by the City of Homestead, Registrant will incur a recapture of Low-income Tax Credits taken through December, 1995 of approximately $163,000 (representing approximately $4 per Unit) and will be unable to utilize future Low-income Tax Credits associated with such apartments of approximately $188,000 (representing approximately $5 per Unit) for the period January, 1996 through 1998. Because of the outstanding matters, including those associated with the lender and the bankruptcy proceeding, there can be no assurance that the Local General Partner of the B & V Local Partnership will eventually be successful in implementing this plan and reconstructing the remaining rental units. If it is not successful, the partners of Registrant could suffer additional partial recapture of previous Low-income Tax Credits and a reduction of future Low-income Tax Credits generated by the B & V Local Partnership. As of November 1, 1996, 52 rental units are completed and occupied. A disaster of this scale is an unusual event. Because the magnitude of destruction caused by Hurricane Andrew in Southern Florida has limited precedent it is not possible to determine at this time the final economic impact resulting from Hurricane Andrew on the B & V Local Partnership, even if reconstructed.

The General Partner has taken the position that temporary vacancies do not result in either a loss or delay of Low-income Tax Credits while attempts to conduct repairs are being made and, except for the rental units taken through eminent domain, Registrant may continue to utilize the Low-income Tax Credits without interruption. However, Registrant's tax professionals have informed Registrant that, based upon a 1995 revenue procedure, the Internal Revenue Service could challenge the position taken by Registrant concerning the uninterrupted utilization of the Low-income Tax Credits, with respect to rental units not completed as of December 31, 1994. In addition, if any of the rental units were to be sold or not reconstructed, it would result in a reduction of future Low-income Tax Credits and partial recapture of previous Low-income Tax Credits with respect to those rental units. In addition, the management agent was notified on June 14, 1996 by the monitoring agent for the Florida Housing Finance Agency that, as a result of rental units not in service, a portion of the property is considered to be in non-compliance which could result in additional recapture or the inability to utilize future Low-income Tax Credits. Of Registrant's total annual Low-income Tax Credits, approximately $387,000 was allocated from the B & V Local Partnership (prior to the loss of rental units taken through eminent domain) which represents approximately 6.4% of the total annual Low-income Tax Credits. Although these matters are complicated and the law is unclear, Registrant has calculated an estimate of the potential effect to limited partners, exclusive of the rental units discussed above in connection with the eminent domain proceeding, of approximately $39 per Unit representing recapture of Low-income Tax Credits on rental units not rebuilt and approximately $8 per Unit per annum representing the loss of future Low-income Tax Credits through 1998. The Low-income Tax Credits with respect to the B & V Local Partnership are scheduled to expire in 1998.

The B & V Local Partnership has deferred the recognition of the proceeds of the rental interruption insurance (principally received in 1993) (see discussion above), while recognizing expenses currently. In addition, the B & V Local Partnership is not recognizing full depreciation expense while the complex is in the process of being reconstructed. Registrant's investment balance in the B & V Local Partnership, after the allocation of cumulative equity losses, is zero as of September 29, 1996.

As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), during the year ended March 30, 1995, Registrant acquired a 98% limited partnership equity interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit,
Section 8 assisted apartment complex located in Homestead, Florida, from principals of the Local General Partner of the B & V Local Partnership. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership is not completed. Under the terms of the limited partnership agreement between Registrant and the B & V Phase I Local Partnership, Registrant made its full capital contribution of $140,000 (by utilizing reserves) in October, 1994 with total Low-income Tax Credits expected to be allocated to Registrant over the period 1994 through 1998 of approximately $499,000. In August, 1992, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew. Since May 1, 1996, all 97 of the rental units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January, 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership has not commenced making such payments. As a result, the lender has declared a default under the terms of the mortgage and the Local General Partner of the B & V Phase I Local Partnership is having discussions with the lender regarding a loan restructuring. Registrant's investment balance in the B & V Phase I Local Partnership, after the allocation of cumulative equity losses, is zero as of September 29, 1996. Of Registrant's total annual Low-income Tax Credits, approximately 1.3% is allocated from the B & V Phase I Local Partnership.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investments in Local Partnerships in accordance with the equity method of accounting. Under the equity method of accounting, the investment is carried at cost and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero.

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

Three Months Ended September 29, 1996

For the three months ended September 29, 1996, Registrant had a net loss of approximately $606,000, which included an equity in loss of investment in Local Partnerships of approximately $551,000 for the three months ended June 30, 1996. Registrant's loss from operations for the three months ended September 29, 1996 of approximately $55,000 was attributable to interest revenue of approximately $63,000, exceeded by operating expenses of approximately $118,000. Interest income for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses.

The Local Partnerships' net loss of approximately $1,203,000 for the three months ended June 30, 1996 was attributable to rental and other revenue of approximately $3,964,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,144,000 and approximately $1,023,000 of depreciation and amortization expenses.

Three Months Ended September 29, 1995

For the three months ended September 29, 1995, Registrant had a net loss of approximately $487,000, which included an equity in loss of investment in Local Partnerships of approximately $445,000 for the three months ended June 30, 1995. Registrant's loss from operations for the three months ended September 29, 1995 of approximately $42,000 was attributable to interest revenue of approximately $63,000 and other income from Local Partnerships of approximately $3,000, exceeded by operating expenses of approximately $108,000.

The Local Partnerships' net loss of approximately $983,000 for the three months ended June 30, 1995 was attributable to rental and other revenue of approximately $3,907,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $3,892,000 and approximately $998,000 of depreciation and amortization expenses.

Six Months Ended September 29, 1996

For the six months ended September 29, 1996, Registrant had a net loss of approximately $1,119,000, which included an equity in loss of investment in Local Partnerships of approximately $1,018,000 for the six months ended June 30, 1996. Registrant's loss from operations for the six months ended September 29, 1996 of approximately $101,000 was attributable to interest revenue of approximately $130,000, exceeded by operating expenses of approximately $231,000. Interest income for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses.

The Local Partnerships' net loss of approximately $2,402,000 for the six months ended June 30, 1996 was attributable to rental and other revenue of approximately $7,964,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $8,327,000 and approximately $2,039,000 of depreciation and amortization expenses.

Six Months Ended September 29, 1995

For the six months ended September 29, 1995, Registrant had a net loss of approximately $1,140,000, which included an equity in loss of investment in Local Partnerships of approximately $1,062,000 for the six months ended June 30, 1995. Registrant's loss from operations for the six months ended September 29, 1995 of approximately $78,000 was attributable to interest revenue of approximately $138,000 and other income from Local Partnerships of $5,000, exceeded by operating expenses of approximately $221,000.

The Local Partnerships' net loss of approximately $2,188,000 for the six months ended June 30, 1995 was attributable to rental and other revenue of approximately $7,704,000, exceeded by operating and interest expenses of approximately $7,897,000 and approximately $1,995,000 of depreciation and amortization expenses.

Three and Six Month Periods Ended September 29, 1996 versus
Three and Six Month Periods Ended September 29, 1995

Registrant's operations for the three months ended September 29, 1996 resulted in a net loss of approximately $606,000 as compared to a net loss of approximately $487,000 for the same period in 1995. The increase in net loss is primarily attributable to an increase in the equity in loss of investment in Local Partnerships of approximately $106,000, which is primarily the result of an increase in the operating expenses of the Local Partnerships, partially offset by an increase in the nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships of approximately $95,000 in accordance with the equity method of accounting. Although the Local Partnerships' total operating expenses have increased for the three months ended June 30, 1996 as compared to the 1995 period, they are comparable to the total operating expenses incurred during the year ended December 31, 1995.

Registrant's operations for the six months ended September 29, 1996 resulted in a net loss of approximately $1,119,000 as compared to a net loss of approximately $1,140,000 for the same period in 1995. Although the net loss is comparable, the nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships increased by approximately $238,000. Although the Local Partnerships' total operating expenses have increased for the six months ended June 30, 1996 as compared to the 1995 period, they are comparable to the total operating expenses incurred during the year ended December 31, 1995. Equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

         On December 16, 1993, the Federal Local Partnership filed a lawsuit against Henry Cisneros (in his capacity as Secretary of the United States Department of Housing and Urban Development ("HUD") and the Housing Authority of the City of Fort Lauderdale, Florida ("FLHA") for violating the Administrative Procedure Act. The suit was filed in the United States District Court, Southern District of Florida (the "Court"). The suit alleges that the defendants used an incorrect figure for debt service in determining the base rent component of the Federal Local Partnership's Housing Assistance Payments Contract rents, resulting in rents at a level insufficient to service the Federal Local Partnership's co-insured first mortgage and, as a further result, the amount of the maximum insurable first mortgage was reduced and the local general partner of the Federal Local Partnership had to provide approximately $1,299,000 to the Federal Local Partnership. The Federal Local Partnership seeks payment of the difference in rents dating from 1988 to the present and recovery of all legal fees. The local general partner of the Federal Local Partnership estimates that the annual difference in rents resulting from the defendants' methods is approximately $180,000. The Court had previously ruled that HUD acted within its authority in denying certain change orders incurred in connection with the development of the property owned by the Federal Local Partnership, but remanded HUD to review the rent computations used in determining the base rent component. The Court has since ruled in favor of HUD and the local general partner of the Federal Local
         Partnership has filed an appeal in both rulings. The Federal Local Partnership is unable to determine at this time the final amounts that may be recoverable from HUD and/or FLHA.

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

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

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

Item 6.  Exhibits and Reports on Form 8-K

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


Date: November 13, 1996          s/ Richard Paul Richman
      -----------------          ------------------------
                                 Richard Paul Richman
                                 President, Chief Executive Officer and
                                 Director of the general partner of the
                                 General Partner


Date: November 13, 1996          /s/ Neal Ludeke
      -----------------          ---------------
                                   Neal Ludeke
                                   Vice President and Treasurer of the
                                   general partner of the General Partner
                                   (Principal Financial and Accounting
                                   Officer of Registrant)