Form 10-K
period 1997-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 1997-07-01
CIK 830159

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                            FORM 10-K
                      (Mark One)
                  [X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 1997

                                                OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ____________

                                             0-17619
                                     (Commission File Number)

                             American Tax Credit Properties L.P.
           (Exact name of registrant as specified in its governing instruments)

                          Delaware                          13-3458875
(State or other jurisdiction of organization)           (I.R.S. Employer
                                                       Identification No)
Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                        06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (203) 869-0900


Securities registered pursuant to Section 12(b) of the Act:

           None                                                None
(Title of each Class)                            (Name of each exchange on
                                                       which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                   Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                              (Title of Class)

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

                                              PART I

Item 1. Business

Formation

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

On May 11, 1988, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 50,000 units of limited partnership interest ("Unit") at $1,000 per Unit. On August 19, 1988 and November 15, 1988, the closings for 23,603 and 17,683 Units, respectively, took place, amounting to aggregate limited partners' capital contributions of $41,286,000.

Competition

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 21 through 35 of the Prospectus is incorporated herein by reference.

Employees

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. An affiliate of the General Partner employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the General Partner.

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993 and Uruguay Round Agreements Act (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.  Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. Each of Registrant's Local Partnerships has been allocated by the relevant state tax credit agency an amount of Low-income Tax Credits for ten years from the date the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit
Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through June 27, 1997, one of the Local Partnerships, B & V, Ltd., has suffered an event of recapture of Low-income Tax Credits, due to a hurricane which substantially damaged the property owned by such Local Partnership and the failure of the property to be fully-rebuilt, primarily due to the non-performance of the insurance company (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations herein). These events led to (i) an eminent domain proceeding, which became effective April 1996, whereby the City of Homestead was awarded four buildings comprising 32 rental units in a quick-take proceeding and (ii) the foreclosure of the mortgage encumbering the property in April 1997. As a result of the quick-take proceeding, Registrant incurred a recapture of Low-income Tax Credits taken through December 1995 of approximately $5 per Unit and will forego Low-income Tax Credits associated with such rental units of approximately $5 per Unit for the period January 1996 through 1998. As a result of the foreclosure of the mortgage, Registrant anticipates a recapture of Low-income Tax Credits taken through December 1996 of approximately $35 per Unit for Unit holders of record as of April 1997 and will forego Low-income Tax Credits associated with such rental units of approximately $10 per Unit for the period January 1997 through 1998.

Although  Registrant  generally owns a 98.9%-99%  limited  partnership  interest
("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, acquired a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. (the "Santa Juanita Local Partnership"); the ownership percentages of Registrant and ATCP II for the Santa Juanita Local Partnership are 34.64% and 64.36%, respectively.

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on pages 5 and 6). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program (the "Restructuring Program") which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may


Item 2.  Properties (continued)

be  instances  in  which  only  rents,  but  not  mortgages,  are  restructured.
Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships, whose Section 8 contracts expired during 1996 and were extended for one year, have applied for treatment under the Restructuring Program during 1997.


Name of Local Partnership                          Number                      Mortgage loans
Name of apartment complex                            of                         payable as of
                                                   rental        Capital         December 31, Subsidy(see
Apartment complex location                          units      contribution          1996     footnotes)
--------------------------------                  ----------- ------------     ---------------------------
4611 South Drexel Limited Partnership
South Drexel Apartments
Chicago, Illinois                                     44    $    352,433        $ 1,369,445       (1d)

B & V, Ltd.
Homestead Apartments
Homestead, Florida                                   158       2,050,795 (3)      5,515,812       (1a)

B & V Phase I, Ltd.
Gardens of Homestead
Homestead, Florida                                    97         140,000 (3)      2,638,947       (1a)

Blue Hill Housing Limited Partnership
Blue Hill Housing
Grove Hall, Massachusetts                            144       4,506,082          6,552,669       (1a)

Cityside Apartments, L.P.
Cityside Apartments
Trenton, New Jersey                                  126       6,098,990          7,865,491       (1a)

Cobbet Hill Associates Limited Partnership
Cobbet Hill Apartments
Lynn, Massachusetts                                  117       4,910,942 (4)     13,664,829     (1a&c)

Dunbar Limited Partnership
Spring Grove Apartments
Chicago, Illinois                                    100       1,518,229          4,007,852     (1a&e)

Dunbar Limited Partnership No. 2
Park View Apartments
Chicago, Illinois                                    102       1,701,849           4,589,191     (1a&e)

Erie Associates Limited Partnership
Erie Ventures Rental Infill
Springfield, Massachusetts                            18         755,736             914,034       (1b)

Federal Apartments Limited Partnership
Federal Apartments
Fort Lauderdale, Florida                             164       2,832,224           5,325,464       (1a)



Item 2. Properties (continued)







Name of Local Partnership                         Number                        Mortgage loans
Name of apartment complex                         of                             payable as of
                                                  rental       Capital           December 31,   Subsidy (see
Apartment complex location                        units       contribution          1996        footnotes)
--------------------------------                  ----------- ------------     ---------------------------
Golden Gates Associates
Golden Gates
Brooklyn, New York                                    85    $    879,478        $ 4,656,086        (1c)

Grove Park Housing, A California Limited
Partnership Grove Park Apartments
Garden Grove, California                             104       1,634,396          6,928,577        (1a)

Gulf Shores Apartments Ltd.
Morgan Trace Apartments
Gulf Shores, Alabama                                  50         352,693          1,492,554        (1c)

Hilltop North Associates, A Virginia Limited
Partnership Hilltop North Apartments
Richmond, Virginia                                   160       1,414,524          3,335,611        (1a)

Madison-Bellefield Associates
Bellefield Dwellings
Pittsburgh, Pennsylvania                             158       1,047,744          3,652,737        (1a)

Pine Hill Estates Limited Partnership
Pine Hill Estates
Shreveport, Louisiana                                110         613,499          2,472,686        (1a)

Santa Juanita Limited Dividend Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                                  45         313,887 (2)      1,521,268        (1a)

Vista del Mar Limited Dividend Partnership L.P.
Vista del Mar Apartments
Fajardo, Puerto Rico                                 152       3,097,059          5,376,868        (1a)

Winnsboro Homes Limited Partnership
Winnsboro Homes
Winnsboro, Louisiana                                  50         289,730          1,234,221       (1a)
                                                            ---------------    -------------
                                                            $ 34,510,290       $ 83,114,342
                                                            ============       ============

------------------------------------------------- --------- ------------------ ---------------- ----------

         (1)      Description of Subsidies:

            (a) Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

            (b) Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts allows qualified low-income tenants to pay a portion of their rent with the balance paid by Worcester Housing Authority.

            (c) The Local Partnership's debt structure includes a principal or interest payment subsidy.

            (d)   The  City  of  Chicago  Housing   Authority  allows  qualified
                  low-income tenants to receive rental certificates.

            (e)   Applied for treatment under the Restructuring Program.

          (2) The capital contribution reflects Registrant's obligation only.

          (3) In August 1992, the property sustained considerable damage by Hurricane Andrew. See Part I, Item 3-Legal Proceedings and
                  Part II, Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations included herein for further information.

          (4) The complex also qualifies for the historic rehabilitation tax credit in accordance with Section 48 (g) of the Internal Revenue Code of 1986.

Item 3. Legal Proceedings

As discussed in Part II, Item 8 - Financial Statements and Supplementary Data and Part II, Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations included herein, B & V, Ltd. (the "B & V Local Partnership") sustained substantial damage in August 1992 by Hurricane Andrew. Although the complex was covered by property insurance and the B & V Local Partnership was covered by rental interruption insurance, the insurance company has not fully performed under its coverage obligation. Because of this circumstance and due to its limited resources, the B & V Local Partnership filed a voluntary petition of bankruptcy under Chapter 11 of the Bankruptcy Code on November 21, 1994 in order to have a court address matters concerning the insurance company, the contractor and the contractor's bonding company. The petition was filed in the United States Bankruptcy Court, Southern District of Florida, Miami. The B & V Local Partnership was authorized to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code. On August 27, 1996, the mortgage holder on the property owned by the B & V Local Partnership filed its Complaint to Foreclose Mortgage and Securities Interests (the "Complaint") in the Circuit Court for Dade County, Florida. Shortly thereafter, the B & V Local Partnership filed its response to the Complaint. In addition, the lender moved the Bankruptcy Court for a complete dismissal of the bankruptcy proceeding. The Bankruptcy Court denied this motion provided that a plan of reorganization was filed on behalf of the B & V Local Partnership by September 17, 1996. On that date, both the lender and Registrant filed proposed plans of reorganization and accompanying disclosure statements. Subsequently, the Bankruptcy Court determined the value of the property, which determination rendered the plan of reorganization filed by Registrant infeasible. Therefore, only the lender filed an amended disclosure statement and plan of reorganization on January 24, 1997. Subsequently, the Bankruptcy Court determined that the plan filed by the lender was sufficient and confirmed such plan, despite the objection of Registrant and the B & V Local Partnership. As required by the confirmed plan, the B & V Local Partnership transferred title to its property to the lender on or about April 9, 1997.

B & V Phase I, Ltd., (the "B & V Phase I Local Partnership") was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement of the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership has complied with this order and all payments accruing during the period from December 1996 through June 1997 have been made. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. As of April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy-out prices to be paid to the lender at future designated dates. As of June 27, 1997, the Bankruptcy Court has not yet ruled on either the requested relief or the proposed settlement plan.

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

On December 16, 1993, the Federal Local Partnership filed a lawsuit against Henry Cisneros (in his capacity as Secretary of HUD and the Housing Authority of the City of Fort Lauderdale, Florida ("FLHA") for violating the Administrative Procedure Act. The suit was filed in the United States District Court, Southern District of Florida (the "Court"). The suit alleges that the defendants used an incorrect figure for debt service in determining the base rent component of the Federal Local Partnership's Housing Assistance Payments Contract rents, resulting in rents at a level insufficient to service the Federal Local Partnership's co-insured first mortgage and, as a further result, the amount of the maximum insurable first mortgage was reduced and the local general partner of the Federal Local Partnership had to provide approximately $1,299,000 to the Federal Local Partnership. The Federal Local Partnership seeks payment of the difference in rents dating from 1988 to the present and recovery of all legal fees. The local general partner of the Federal Local Partnership estimates that the annual difference in rents resulting from the defendants' procedures is approximately $180,000. The Court had previously ruled that HUD acted within its authority in denying certain change orders incurred in connection with the development of the property owned by the Federal Local Partnership, but remanded HUD to review the rent computations used in determining the base rent component. The Court has since ruled in favor of HUD and the local general partner of the Federal Local Partnership has filed an appeal in both rulings. The Federal Local Partnership is unable to determine at this time the final amounts that may be recoverable from HUD and/or FLHA.

A former tenant of Gulf Shores Apartments Ltd. (the "Gulf Shores Local Partnership") has brought suit against the Gulf Shores Local Partnership, among others, in connection with an alleged wrongful eviction. The former tenant's suit, which seeks damages of $13,000,000, was dismissed on April 22, 1997 as a result of the former tenant not being present at a court proceeding. The former tenant has the right to file for reinstatement of the suit within ninety days of the dismissal.

Registrant is not aware of any other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                             PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. There are provisions in the Amended and Restated Agreement of Limited Partnership of Registrant which are intended to prevent the development of a public secondary market. Accordingly, accurate information as to the market value of a Unit at any given date is not available. Since November 1992, Merrill Lynch has provided its clients who wish to buy or sell partnership units with a limited partnership secondary service available through Merrill Lynch's Limited Partnership Secondary Transaction Department. The number of owners of Units as of May 20, 1997 was 2,625, holding 41,286 Units.

Beginning  with the December  1994  Merrill  Lynch  client  account  statements,
Merrill Lynch implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although Registrant may continue to provide its estimate of limited partnership value to Unit holders. Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) will be provided two times per year to Merrill Lynch by independent valuation services. These estimated values will be based on financial and other information available to the independent services (1) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and (2) on the prior March 31st for reporting on June through November month-end client account statements of the same year. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. In addition, Registrant may provide an estimate of limited partnership value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant's assets over its remaining life.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of any cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant annual cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 1997 and 1996.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by investors to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1996 and 1995 and the cumulative Tax Credits allocated from inception through December 31, 1996 are as follows:

                                                    Historic                       Net
                                                 Rehabilitation                Low-income
                                                  Tax Credits                  Tax Credits
          Tax year ended December 31, 1996         $   --                   $      139.27

          Tax year ended December 31, 1995             --                          146.01


          Cumulative totals                       $   71.88                 $    1,199.28

Registrant expects to generate total Tax Credits from investments in Local Partnerships of approximately $1,550 per Unit through December 31, 1999, net of circumstances which have given rise to recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).


Item 6. Selected Financial Data

The information set forth below presents selected  financial data of Registrant.
Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

                                                       Years Ended March 30,

                               1997             1996            1995            1994             1993
                         ---------------- ------------------------------------------------ ----------
Interest and other       $     259,193   $     274,591    $     289,248   $    291,695    $     268,884
                         =============   =============    =============   ============    =============
  revenue

Equity in loss of
  investment              $(2,049,756)     $(2,240,958)   $(2,319,646)     $(3,817,612)     $(4,077,150)
                          ===========      ===========    ===========      ===========      ===========
  in local partnerships

Net loss                  $(2,384,219)     $(2,425,508)   $(2,498,880)     $(4,002,184)     $(4,257,366)
                          ===========      ===========    ===========      ===========      ===========

Net loss per unit of
  limited partnership    $     (57.17) $       (58.16)  $       (59.92)$       (95.97)  $     (102.09)
                         ==============  ==============   ============== ==============   =============
  interest

                                                      As of March 30,

                               1997             1996           1995            1994             1993
                         ---------------- ---------------- ------------    ---------------- ----------



Total assets               $10,611,961      $13,040,183    $15,370,194     $17,766,222      $21,768,328
                           ===========      ===========    ===========     ===========      ===========

------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

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

Registrant   acquired  nineteen  limited   partnership   interests  (the  "Local
Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the amount of $34,510,290. The Local Partnerships own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"); one Local Partnership owns a Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The investments in Local Partnerships are highly illiquid.

From the closing of Units, Registrant established a working capital reserve. Registrant is not expected to have access to any source of financing. Accordingly, if unforeseen contingencies arise that cause a Local Partnership to require additional capital, in addition to that contributed by Registrant, the source of such capital needs may be obtained from (i) limited working capital reserves of Registrant (which may include distributions received from Local Partnerships), (ii) debt financing at the Local Partnership level (which may not be available) or (iii) additional equity contributions of the general partner of a Local Partnership (the "Local General Partner"). In addition, the Local Partnerships are generally expected to maintain escrow reserves over time in addition to the reserves maintained by Registrant. There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements or be sufficient to remedy any such unforeseen contingencies.

As of March 30, 1997, Registrant's working capital is comprised of cash and cash
equivalents  of  $284,108,   investments  in  corporate   bonds  of  $1,318,521,
investments in U.S. Treasury bonds of $1,389,516 and investments in U.S.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

government agency bonds of $175,922. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments in bonds to meet its annual obligations. Future sources of Registrant's funds are expected primarily from interest earned on investments of working capital reserves, retired investments in bonds and limited cash distributions from Local Partnerships.

During the year ended March 30, 1997, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for operating expenses. In addition, Registrant received $135,000 from the maturity of investments in bonds. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $341,000 during the year ended March 30, 1997, which decrease includes a net unrealized loss on investments in bonds of approximately $77,000, the amortization of net premium on investments in bonds of approximately $32,000 and the accretion of zero coupon bonds of approximately $16,000. During the year ended March 30, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1996 of $2,049,756 and cash distributions received from Local Partnerships of $32,500.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program (the "Restructuring Program") which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships, whose Section 8 contracts expired during 1996 and were extended for one year, have applied for treatment under the Restructuring Program during 1997. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and
(ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 1996, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and required deferral of property management fees.

The terms of the partnership agreement of 4611 South Drexel Limited Partnership (the "South Drexel Local Partnership") require the Local General Partner of the South Drexel Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgages. The South Drexel Local Partnership incurred an operating deficit of approximately $22,000 for the year ended December 31, 1996 which includes property management fees of approximately $15,000. Accordingly, the net operating deficit was approximately $7,000. The Local General Partner of the South Drexel Local Partnership has advances of approximately $35,000 outstanding. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the South Drexel Local Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)


The operating information of Dunbar Limited Partnership No. 2 (the "Dunbar No. 2 Local Partnership") reflects a deficit of approximately $188,000 for the year ended December 31, 1996 due to an unanticipated charge in connection with past years' real estate taxes of approximately $260,000, of which $110,000 was paid and $150,000 has been accrued. The Local General Partner of the Dunbar No. 2 Local Partnership has applied to HUD for treatment under the Restructuring Program and is currently negotiating with the local tax authority in an effort to reduce the charge. There can be no assurance that the Local General Partner of the Dunbar No. 2 Local Partnership will be successful in either of these efforts.

Registrant acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), a 190-unit complex located in Homestead, Florida in December 1988. In August 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the property owned by the B & V Local Partnership sustained substantial damage. The damage to the complex was covered by property insurance and the B & V Local Partnership was covered by rental interruption insurance. It was the intention of the Local General Partner of the B & V Local Partnership to reconstruct the complex, and thus preserve the Low-income Tax Credits. However, delays in the rebuilding of the complex occurred due to disagreements with the insurance company concerning selection of the contractor and the costs to rebuild the complex. In addition, the insurance carrier ceased making rental interruption insurance payments and subsequently the lender declared a default. While conducting repairs, which included completing 52 rental units which were placed in service, the B & V Local Partnership undertook significant litigious efforts to effect a workout with the lender and cause the insurance company and contractor to perform under their obligations to rebuild the complex, which included reorganization plans, bankruptcy proceedings, binding arbitration and voluntary nonbinding mediation. Despite such efforts, the complex lost 32 rental units pursuant to a quick-take eminent domain proceeding in April 1996 and the remainder of the complex was ultimately lost in April 1997 when the Bankruptcy Court ordered title transfer of the property.

As a result of the eminent domain proceeding by the City of Homestead, Registrant incurred a recapture of Low-income Tax Credits taken through December 1995 of approximately $5 per Unit and will forego future Low-income Tax Credits associated with such rental units of approximately $5 per Unit for the period January 1996 through 1998. As a result of the lender's foreclosure of the 158 rental units, Registrant anticipates a recapture of Low-income Tax Credits taken through December 1996 of approximately $35 per Unit for Unit holders of record as of April 1997 and will forego future Low-income Tax Credits associated with the 158 rental units of approximately $10 per Unit for the period January 1997 through 1998. In December 1996, in connection with the bankruptcy and foreclosure proceedings surrounding the B & V Local Partnership, the Bankruptcy Court determined the value of the property owned by the B & V Local Partnership whereby the appraised value of the property was $1,898,600, which resulted in the recognition of an impairment loss of $3,910,599 included in the combined statement of operations of the Local Partnerships for the year ended December 31, 1996. Registrant's investment balance in the B & V Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1995. Accordingly, the aforementioned impairment had no effect on the financial position, results of operations or cash flows of Registrant.

As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), Registrant acquired a 98% limited partnership interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, from principals of the Local General Partner of the B & V Local Partnership during the year ended March 30, 1995. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership was not completed. Under the terms of the limited partnership agreement between Registrant and the B & V Phase I Local Partnership, Registrant made its full capital contribution of $140,000 in October 1994 with total Low-income Tax Credits expected to be allocated to Registrant over the period 1994 through 1998 of approximately $499,000. Prior to the acquisition, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)


December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement of the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership has complied with this order and all payments accruing since December 1996 through June 1997 have been made. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. As of April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy-out prices to be paid to the lender at future designated dates. As of June 27, 1997, the Bankruptcy Court has not yet ruled on either the requested relief or the proposed settlement plan. Provided that the Bankruptcy Court accepts the proposed settlement plan and the B & V Phase I Local Partnership is not required to make debt service payments in excess of current levels, Registrant does not anticipate an interruption in Low-income Tax Credits allocated from the B & V Phase I Local Partnership through December 31, 1997.

The Local General Partner of the B & V Phase I Local Partnership has transferred its 1% general partner interest to an unrelated third party and transferred its 1% limited partner interest to Registrant. Registrant's investment balance in the B & V Phase I Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1996. Of Registrant's total annual Low-income Tax Credits (prior to the loss of the B & V Local Partnership) approximately 1% is allocated from the B & V Phase I Local Partnership.

Although Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") is current on its mortgage obligation and does not reflect operating deficits for the year ended December 31, 1996, brick has fallen off the parapet of the building and the first mortgage lender has declared a default pending restoration of the brick. The Cobbet Local Partnership's property management has met with the lender and presented a plan which has been orally accepted by the lender. In order to effect the agreed plan of action with the first mortgage lender, Registrant agreed to be contingently liable under a standby letter of credit in the amount of $242,529 which was issued on June 18, 1997 for the purpose of covering potential operating deficits of the Cobbet Local Partnership. The letter of credit expires on June 18, 1998 and is secured by Registrant's investments in U.S. Treasury bonds in the amount of approximately $255,000, purchased in June 1997. Although remediation is underway and is expected to be completed during September 1997, the property will remain in technical default until the work is completed.

The terms of the partnership agreement of Erie Associates Limited Partnership (the "Erie Local Partnership") require the Local General Partners of the Erie Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Erie Local Partnership is operating pursuant to an amended and restated note (the "Amended Note") dated December 1, 1994 which matures on December 31, 1997. The original financing called for Mandatory Debt Service of $7,647 per month, while the Amended Note requires monthly Mandatory Debt Service of $5,883. The Local General Partners of the Erie Local Partnership report that the Erie Local Partnership is several months in arrears under the terms of the Amended Note, that a default has been declared by the lender and that discussions are currently being held with the lender in an attempt to restructure the loan. Of Registrant's total annual Low-income Tax Credits, approximately 2% is allocated from the Erie Local Partnership, which are scheduled to expire December 1998.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)


allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in
Note 5 to Registrant's financial statements include the operating results of all Local Partnerships, regardless of Registrant's investment balances.

Cumulative losses and cash distributions in excess of investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion above under Capital Resources and Liquidity regarding certain Local Partnerships currently operating below economic break even levels.

Year Ended March 30, 1997

For the year ended March 30, 1997, Registrant had a net loss of approximately $2,384,000, which included an equity in loss of investment in Local Partnerships of approximately $2,050,000 for the year ended December 31, 1996. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the year was approximately $7,715,000. Registrant's loss from operations for the year ended March 30, 1997 of approximately $334,000 was attributable to interest revenue of approximately $256,000 and other income from Local Partnerships of approximately $4,000, exceeded by operating expenses of approximately $594,000, which includes professional fees incurred in connection with the B & V and B & V Phase I Local Partnerships of approximately $148,000. Interest revenue for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses.

The Local Partnerships' net loss of approximately $9,901,000 for the year ended December 31, 1996 was attributable to rental and other revenue of approximately $16,357,000, exceeded by operating and interest expenses of approximately $17,327,000, approximately $4,122,000 of depreciation and amortization expenses and approximately $4,809,000 incurred by the B & V Local Partnership in connection with the quick-take eminent domain proceeding and the recorded adjustment of the property to its estimated fair market value. The Local Partnerships' net loss for the year ended December 31, 1996 includes (i) the recorded loss of the B & V Local Partnership, inclusive of the amount described above, of approximately $5,456,000 and (ii) accrued Non-Mandatory Interest charges of approximately $647,000, and does not include the receipt of the subsidy of the Cobbet Local Partnership under the Massachusetts State Housing Assistance for Rental Production program ("SHARP") (which is recorded as debt rather than revenue) in the amount of approximately $366,000 or the principal amortization on mortgage loans payable of approximately $577,000.

Year Ended March 30, 1996

For the year ended March 30, 1996, Registrant had a net loss of approximately $2,426,000, which included an equity in loss of investment in Local Partnerships of approximately $2,241,000 for the year ended December 31, 1995. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the year was approximately $2,521,000. Registrant's loss from operations for the year ended March 30, 1996 of approximately $185,000 was attributable to interest revenue of approximately $269,000 and other income from Local Partnerships of $5,000, exceeded by operating expenses of approximately $459,000.

The Local Partnerships' net loss of approximately $4,837,000 for the year ended December 31, 1995 was attributable to rental and other revenue of approximately $15,977,000, exceeded by operating and interest expenses of approximately $16,664,000 and approximately $4,150,000 of depreciation and amortization expenses. The Local Partnerships' net loss for the year ended December 31, 1995 includes (i) the recorded loss of the B & V Local Partnership of approximately $659,000 and (ii) accrued Non-Mandatory Interest charges of approximately $492,000, and does not include the receipt of the SHARP subsidy of the Cobbet Local Partnership in the amount of approximately $314,000 or the principal amortization on mortgage loans payable of approximately $568,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)


Year Ended March 30, 1995

For the year ended March 30, 1995, Registrant had a net loss of approximately $2,499,000, which included an equity in loss of investment in Local Partnerships of approximately $2,320,000 for the year ended December 31, 1994. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the year was approximately $2,088,000. Registrant's loss from operations for the year ended March 30, 1995 of approximately $179,000 was attributable to interest revenue of approximately $287,000 and other income from Local Partnerships of approximately $2,000, exceeded by operating expenses of approximately $468,000.

The Local Partnerships' net loss of approximately $4,570,000 for the year ended December 31, 1994 was attributable to rental and other revenue of approximately $15,255,000, exceeded by operating and interest expenses of approximately $15,837,000 and approximately $3,988,000 of depreciation and amortization expenses. The Local Partnerships' net loss for the year ended December 31, 1994 includes (i) the recorded loss of the B & V Local Partnership of approximately $913,000 and (ii) accrued Non-Mandatory Interest charges of approximately $384,000, and does not include the receipt of the SHARP subsidy of the Cobbet Local Partnership in the amount of approximately $348,000 or the principal amortization on mortgage loans payable of approximately $626,000.

Year Ended March 30, 1997 v. 1996

Registrant's operations for the year ended March 30, 1997 resulted in a net loss of approximately $2,384,000 as compared to a net loss of approximately $2,426,000 for the year ended March 30, 1996. The decrease in net loss is primarily attributable to (i) a decrease in the equity in loss of investment in Local Partnerships of approximately $191,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $386,000 (exclusive of the losses incurred from the eminent domain proceeding and the market value adjustment in connection with the B & V Local Partnership) in accordance with the equity method of accounting, partially offset by (ii) an increase in the expenses of the Local Partnerships, which in the aggregate is partially offset by an increase in professional fees which is primarily the result of expenses incurred in connection with the B & V and the B & V Phase I Local Partnerships (see earlier discussion).

Year Ended March 30, 1996 v. 1995

Registrant's operations for the year ended March 30, 1996 resulted in a net loss of approximately $2,426,000 as compared to a net loss of approximately $2,499,000 for the year ended March 30, 1995. The decrease in net loss is primarily attributable to (i) a decrease in the equity in loss of investment in Local Partnerships of approximately $79,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $433,000, in accordance with the equity method of accounting, partially offset by (ii) an increase in repairs and maintenance expenses and (iii) an increase in amortization expense resulting from the write-off of particular intangible assets in connection with the mortgage refinancing of certain Local Partnerships.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)


Recent Accounting Statements Not Yet Adopted

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

The  implementation  of SFAS  No.  128  and  SFAS  No.  129 is not  expected  to materially impact Registrant's financial statements because Registrant's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

                               AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8. Financial Statements and Supplementary Data


                                        Table of Contents


Independent Auditors' Report.................................................

Balance Sheets as of March 30, 1997 and 1996.................................

Statements of Operations for the years ended March 30, 1997, 1996 and 1995...

Statements of Changes in Partners' Equity (Deficit) for the years ended
     March 30, 1997, 1996 and 1995...........................................

Statements of Cash Flows for the years ended March 30, 1997, 1996 and 1995...

Notes to Financial Statements as of March 30, 1997, 1996 and 1995............




No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                                  Independent Auditors' Report



To the Partners
American Tax Credit Properties L.P.

        We have audited the accompanying balance sheets of American Tax Credit Properties L.P. as of March 30, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended March 30, 1997, in conformity with generally accepted accounting principles.



/s/ Reznick Fedder and Silverman

Bethesda, Maryland May 8, 1997 (except for Note 10, as to which the date is June 18, 1997)

                               AMERICAN TAX CREDIT PROPERTIES L.P.
                                          BALANCE SHEETS
                                     MARCH 30, 1997 AND 1996


                                                           Notes          1997             1996
                                                           -----  -----------------------------
ASSETS

Cash and cash equivalents                                  3,9,10 $      284,108   $      397,120
Investments in bonds available-for-sale                     4,9        2,883,959        3,112,049
Investment in local partnerships                            5,8        7,382,178        9,464,434
Interest receivable                                          9            61,716           66,580
                                                                  ---------------- ----------------

                                                                   $ 10,611,961      $ 13,040,183
                                                                   ============      ============




LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
  Accounts payable and accrued expenses                     8,9   $       91,237  $        57,961
  Payable to general partner                               6,8,9          43,861           43,861
                                                                  ---------------- ----------------

                                                                         135,098          101,822
                                                                  ---------------  ---------------

Commitments and contingencies                              8,10

Partners' equity (deficit)                                  2,4
  General partner                                                      (262,065)        (238,223)
  Limited partners, $1,000 stated value per unit (41,286
    units of limited partnership interest outstanding)                10,625,435       12,985,812
  Unrealized gain on investments in bonds                                113,493          190,772
                                                                  ---------------  ---------------
    available-for-sale, net

                                                                      10,476,863       12,938,361

                                                                    $ 10,611,961     $ 13,040,183
                                                                    ============     ============







                                See Notes to Financial Statements.

                               AMERICAN TAX CREDIT PROPERTIES L.P.
                                     STATEMENTS OF OPERATIONS
                            YEARS ENDED MARCH 30, 1997, 1996 AND 1995




                                               Notes          1997              1996             1995
                                               -----    ----------------  ----------------    ----------
REVENUE
Interest                                                $    255,496    $      269,591     $    286,748
Other income from local partnerships                           3,697             5,000            2,500
                                                        --------------   ---------------   ---------------

TOTAL REVENUE                                                259,193           274,591          289,248
                                                        ------------     -------------     -------------

EXPENSES

Administration fees                              8           183,723           183,723          183,723
Management fee                                  6,8          175,466           175,466          175,466
Professional fees                                            202,897            72,855           81,932
Printing, postage and other                                   31,570            27,097           27,361
                                                        ---------------  ---------------   --------------

TOTAL EXPENSES                                               593,656           459,141          468,482
                                                        -------------    -------------     -------------

Loss from operations                                        (334,463)         (184,550)        (179,234)

Equity in loss of investment in local            5        (2,049,756)       (2,240,958)      (2,319,646)
                                                         -----------       -----------      -----------
partnerships

NET LOSS                                                 $(2,384,219)      $(2,425,508)     $(2,498,880)
                                                         ===========       ===========      ===========

NET LOSS ATTRIBUTABLE TO                         2
    General partner                                     $    (23,842)   $      (24,255)    $    (24,989)
    Limited partners                                      (2,360,377)       (2,401,253)      (2,473,891)
                                                         -----------       -----------      -----------

                                                         $(2,384,219)      $(2,425,508)     $(2,498,880)
                                                         ===========       ===========      ===========

NET LOSS per unit of limited partnership
    interest (41,286 units of limited
    partnership interest)                               $     (57.17)  $        (58.16)   $      (59.92)
                                                        =============    ==============    =============








                                See Notes to Financial Statements.

                               AMERICAN TAX CREDIT PROPERTIES L.P.
                       STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                            YEARS ENDED MARCH 30, 1997, 1996 AND 1995



                                                                          Unrealized Gain
                                                                             (Loss) on
                                                                           Investments in
                                                                              Bonds
                                        General Partner     Limited    Available-For-Sale      Total
                                                            Partners          Net
Partners' equity (deficit), March 30,    $ (188,979)     $ 17,860,956     $                  $ 17,671,977
1994

Net loss                                    (24,989)       (2,473,891)                         (2,498,880)

Unrealized gain on investments in
  bonds available-for-sale, net                                                101,740            101,740
                                        ----------------------------------------------      --------------

Partners' equity (deficit), March 30,      (213,968)       15,387,065          101,740         15,274,837
1995

Net loss                                    (24,255)       (2,401,253)                         (2,425,508)

Change in unrealized gain on
  investments in bonds                                                          89,032             89,032
                                        -----------------------------------------------     ---------------
  available-for-sale, net

Partners' equity (deficit), March 30,      (238,223)       12,985,812          190,772         12,938,361
1996

Net loss                                    (23,842)       (2,360,377)                         (2,384,219)

Change in unrealized gain on
  investments in bonds                                                         (77,279)           (77,279)
                                        -----------------------------------------------     ---------------
  available-for-sale, net

Partners' equity (deficit), March 30,    $ (262,065)     $ 10,625,435     $    113,493        $ 10,476,863
                                          ==========       ============     ============        ============
1997











                                See Notes to Financial Statements.

                               AMERICAN TAX CREDIT PROPERTIES L.P.
                                     STATEMENTS OF CASH FLOWS
                            YEARS ENDED MARCH 30, 1997, 1996 AND 1995



                                                                 1997             1996             1995
                                                            --------------   --------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                            $   276,171      $   286,108     $   309,993
Other income from local partnerships                               3,697            5,000           2,500
Cash paid for
    administration fees                                         (183,723)        (183,723)       (183,723)
    management fee                                              (175,466)        (175,466)       (175,466)
    professional fees                                           (184,832)         (66,611)        (78,176)
    printing, postage and other expenses                         (16,359)         (26,876)        (30,005)
                                                            ------------     ------------     ------------

Net cash used in operating activities                           (280,512)        (161,568)       (154,877)
                                                             -----------      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                        32,500           82,000          86,973
Maturity/redemption of bonds                                     135,000          134,000         427,000
Investment in local partnership                                                                  (140,000)
                                                            ---------------------------------------------

Net cash provided by investing activities                        167,500          216,000         373,973
                                                             -----------      -----------     -----------

Net increase (decrease) in cash and cash equivalents            (113,012)          54,432         219,096

Cash and cash equivalents at beginning of year                   397,120          342,688         123,592
                                                            ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   284,108      $   397,120     $   342,688
                                                             ===========      ===========     ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds              $    (77,279)    $     89,032     $   101,740
                                                            ============     ============     ===========
    available-for-sale, net


----------------------------------------------------------- ---------------- ---------------- ---------------
See reconciliation of net loss to net cash used in operating  activities on page
22.







                                See Notes to Financial Statements.

                               AMERICAN TAX CREDIT PROPERTIES L.P.
                              STATEMENTS OF CASH FLOWS - (Continued)
                            YEARS ENDED MARCH 30, 1997, 1996 AND 1995



                                                               1997             1996             1995
                                                         ---------------- ---------------- ----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                 $ (2,384,219)    $ (2,425,508)    $ (2,498,880)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local partnerships        2,049,756        2,240,958        2,319,646
  Gain on redemption of investments in bonds                                    (2,008)          (7,339)
  available-for-sale
  Amortization of net premium on investments in bonds          32,114           33,043           61,286
  Accretion of zero coupon bonds                              (16,303)         (16,303)         (37,008)
  Increase in accounts payable and accrued expenses            33,276            6,465            1,112
  Decrease in interest receivable                               4,864            1,785            6,306
                                                         ---------------- ---------------- ----------------

NET CASH USED IN OPERATING ACTIVITIES                   $    (280,512)   $    (161,568)   $    (154,877)
                                                         =============    =============    =============
















                                See Notes to Financial Statements.

                               AMERICAN TAX CREDIT PROPERTIES L.P.
                                  NOTES TO FINANCIAL STATEMENTS
                                  MARCH 30, 1997, 1996 AND 1995


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

    The Partnership accounts for its investment in Local Partnerships in accordance with the equity method of accounting (see Note 5), under which the investment is carried at cost and is adjusted for the Partnership's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Any equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership. Distributions received subsequent to the elimination of an investment balance for any such Local Partnership are recorded as other income from Local Partnerships.

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

    Adoption of Accounting Standard

    On March 31, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain indentifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 has not materially affected the Partnership's reported earnings, financial condition or cash flows.

                               AMERICAN TAX CREDIT PROPERTIES L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

    Cash and Cash Equivalents

    For purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

    Investments in Bonds Available-For-Sale

    Investments in bonds classified as available-for-sale represent investments in bonds that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are reported as a separate component of partners' equity (deficit).

    Premium/Discount on Investments

    Premiums and discounts on investments in bonds available-for-sale are amortized (accreted) using the straight-line method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Unamortized premiums and unaccreted discounts of investments redeemed prior to maturity are offset against, or included in, interest revenue.

    Gain (Loss) on Redemption or Sale of Investments

    Realized gain (loss) on redemption or sale of investments in bonds available-for-sale are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

    Income Taxes

    No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 certain disclosures related to differences in the book and tax bases of accounting.

    Reclassifications

    Certain reclassifications of amounts have been made to conform to the current year presentation.

2.  Capital Contributions

    On May 11, 1988, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent"). On August 19, 1988 and November 15, 1988, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted limited partners to the Partnership in two closings. At these closings, subscriptions for a total of 41,286 Units representing $41,286,000 in limited partners' capital contributions were accepted. In connection with the offering of Units, the Partnership incurred registration costs of $1,478,372, of which $75,000 was capitalized as organization costs and $1,403,372 was charged to the limited partners' equity. The Partnership received a capital contribution of $100 from the General Partner.

    Net loss is allocated 99% to the limited partners and 1% to the General Partner in accordance with the Partnership Agreement.

                                 AMERICAN TAX CREDIT PROPERTIES L.P.
                             NOTES TO FINANCIAL STATEMENTS - (Continued)
                                    MARCH 30, 1997, 1996 AND 1995


3.  Cash and Cash Equivalents

    As of March 30, 1997, the Partnership has $284,108 in cash and cash equivalents deposited in interest-bearing accounts, of which $140,675 is deposited with an institution which is not insured by the Federal Deposit Insurance Corporation.

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

    As of March 30, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                              Gross          Gross
                                            Amortized      unrealized      unrealized     Estimated
         Description and maturity                 cost         gains         losses           fair
                                                                                           value
         Corporate debt securities
           Within one year                    $   75,000 $         774  $       --      $       75,774
           After one year through five           183,352            91          (280)          183,163
         years
           After five years through ten          985,179           170       (20,292)          965,057
         years
           After ten years                       101,467          --          (6,940)           94,527
                                           -------------- ---------------------------    ---------------

                                               1,344,998          1,035      (27,512)        1,318,521
                                           -------------  -------------  -----------     -------------

         U.S. Treasury debt securities
           Within one year                        53,000            182            --           53,182
           After one year through five           510,635         57,915            --          568,550
         years
           After five years through ten          663,945        103,839            --          767,784
                                           -------------- -------------    ----------------------------
         years

                                               1,227,580        161,936            --         1,389,516
                                           -------------  -------------    ----------------------------

         U.S. government and agency
         securities
           After ten years                       197,888          --          (21,966)          175,922
                                           -------------- ----------------------------   --------------

                                            $  2,770,466     $  162,971     $ (49,478)     $  2,883,959
                                            =============     ==========     ============   ============

                               AMERICAN TAX CREDIT PROPERTIES L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


4.  Investments in Bonds Available-For-Sale (continued)

    As of March 30, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                                              Gross          Gross
                                             Amortized     unrealized      unrealized      Estimated
         Description and maturity                 cost         gains         losses           fair
                                                                                            value
         Corporate debt securities
           Within one year                 $     90,548  $         898  $       (506)   $      90,940
           After one year through five          263,344          2,397         --             265,741
         years
           After five years through ten         641,984          1,052        (22,167)        620,869
         years
           After ten years                      454,720          7,664        (7,444)         454,940
                                           -------------  -------------  ------------    -------------

                                              1,450,596         12,011       (30,117)       1,432,490
                                           ------------   ------------   -----------     ------------

         U.S. Treasury debt securities
           Within one year                       44,998            100         --              45,098
           After one year through five          185,574         10,973         --             196,547
         years
           After five years through ten       1,058,525        208,372         --           1,266,897
                                           ------------   ------------   ----------------------------
         years

                                              1,289,097        219,445              --      1,508,542
                                           ------------   ------------   ----------------------------

         U.S. government and agency
         securities
           After ten years                      181,584             --       (10,567)         171,017
                                           -------------  ---------------------------    -------------

                                            $ 2,921,277    $   231,456   $   (40,684)     $ 3,112,049
                                            ===========    ===========    ===========      ===========


5.  Investment in Local Partnerships

    As of March 30, 1997, the Partnership owns a limited partnership interest in the following Local Partnerships:

      1.  4611 South Drexel Limited Partnership;
      2.  B & V, Ltd. (the "B & V Local Partnership");
      3.  B & V Phase I, Ltd. (the "B & V Phase I Local Partnership");
      4.  Blue Hill Housing Limited Partnership;
      5.  Cityside Apartments, L.P.;
      6.  Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership");
      7.  Dunbar Limited Partnership;
      8.  Dunbar Limited Partnership No. 2;
      9.  Erie Associates Limited Partnership (the "Erie Local Partnership");
     10.  Federal Apartments Limited Partnership;
     11.  Golden Gates Associates;
     12.  Grove Park Housing, A California Limited Partnership;
     13.  Gulf Shores Apartments Ltd.;
     14.  Hilltop North Associates, A Virginia Limited Partnership;
     15.  Madison-Bellefield Associates;
     16.  Pine Hill Estates Limited Partnership;
     17.  Santa Juanita Limited Dividend Partnership L.P. (the "Santa Juanita Local
          Partnership");
     18.  Vista del Mar Limited Dividend Partnership L.P.; and
     19.  Winnsboro Homes Limited Partnership.


                               AMERICAN TAX CREDIT PROPERTIES L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


5.  Investment in Local Partnerships (continued)

    Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of the Partnership, together, in the aggregate, acquired a 99% Local Partnership Interest in the Santa Juanita Local Partnership; the ownership percentages of the Partnership and ATCP II of the Santa Juanita Local Partnership are 34.64% and 64.36%, respectively.

    The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations (see Note 8). Under the terms of each of the nineteen Local Partnership's partnership agreements, the Partnership made capital contributions in the aggregate amount of $34,510,290. As of December 31, 1996, the Local Partnerships have outstanding mortgage loans payable totaling approximately $83,114,000 and accrued interest payable on such loans totaling approximately $5,015,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

    Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note
    1). The amount of such excess losses applied to other partners' capital was $7,714,573, $2,520,695 and $2,088,012 for the years ended December 31, 1996,
    1995 and 1994, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

    The combined balance sheets of the Local Partnerships as of December 31, 1996 and 1995 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1996, 1995 and 1994 are reflected on pages 28 and 29, respectively.

                               AMERICAN TAX CREDIT PROPERTIES L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


5.  Investment in Local Partnerships (continued)

    The combined  balance  sheets of the Local  Partnerships  as of December 31, 1996 and 1995 are
    as follows:


                                                                          1996               1995
                                                                   ------------------ -----------
     ASSETS
     Cash and other investments                                    $   1,218,425      $  1,304,492
     Rental receivable                                                   260,272           165,626
     Escrow deposits and reserves                                      3,133,429         3,640,218
     Land                                                              4,416,035         4,476,955
     Buildings and improvements (net of accumulated
       depreciation of $31,649,149 and $27,836,776)                   80,294,613        88,484,487
     Intangible assets (net of accumulated amortization of
       $836,753 and $736,962)                                          1,929,248         2,029,039
     Other                                                               965,578           862,904
                                                                   -------------      -------------

                                                                    $ 92,217,600     $ 100,963,721
                                                                    ============      =============
     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

     Liabilities

       Accounts payable and accrued expenses                       $   1,267,704       $  1,175,581
       Due to related parties                                          5,291,779          5,144,533
       Mortgage loans                                                 83,114,342         83,354,276
       Notes payable                                                   1,009,368          1,017,151
       Accrued interest                                                5,014,588          3,744,233
       Other                                                           2,034,144          2,103,775
                                                                   -------------      --------------

                                                                      97,731,925         96,539,549
     Partners' equity (deficit)

       American Tax Credit Properties L.P.
         Capital contributions, net of distributions                  33,971,389          34,007,639
         Cumulative loss                                             (26,575,461)        (24,525,705)
                                                                    ------------      --------------

                                                                       7,395,928           9,481,934
                                                                   --------------     ----------------
       General partners and other limited partners, including
       ATCP II
         Capital contributions, net of distributions                     361,046             362,230
         Cumulative loss                                             (13,271,299)         (5,419,992)
                                                                   -------------      ----------------

                                                                     (12,910,253)         (5,057,762)
                                                                   -------------      ----------------

                                                                      (5,514,325)          4,424,172
                                                                   --------------     ----------------

                                                                   $  92,217,600       $ 100,963,721
                                                                   =============       =============

                               AMERICAN TAX CREDIT PROPERTIES L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


5.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                    1996                1995                1994
                                              ----------------    ----------------    ----------
     REVENUE
     Rental                                    $ 16,043,472        $ 15,588,130        $ 14,904,622
     Interest and other                             313,515             388,854             349,926
                                             ---------------     ---------------     ---------------

     TOTAL REVENUE                               16,356,987          15,976,984          15,254,548
                                              -------------       -------------       -------------

     EXPENSES

     Administrative                               2,471,642           2,343,712           2,263,812
     Utilities                                    1,318,995           1,273,740           1,264,942
     Operating, maintenance and other             3,596,884           3,358,571           3,020,721
     Taxes and insurance                          2,231,678           1,916,594           1,815,880
     Interest (including amortization of
       $99,791, $179,525 and $108,060)            7,807,923           7,951,364           7,579,510
     Depreciation                                 4,022,559           3,970,278           3,879,964
     Loss from eminent domain proceeding            897,770
     Loss from impairment of long-lived           3,910,599
        assets

     TOTAL EXPENSES                              26,258,050          20,814,259          19,824,829
                                              -------------       -------------       -------------

     NET LOSS                                  $ (9,901,063)       $ (4,837,275)       $ (4,570,281)
                                               ============        ============        ============

     NET LOSS ATTRIBUTABLE TO
        American Tax Credit Properties L.P.    $ (2,049,756)       $ (2,240,958)       $ (2,319,646)

        General  partners and other limited
         partners,  including ATCP II, which
         includes  specially  allocated  items
         of  income  to  certain  general
         partners of $10,487,  $31,511 and
         $71,252,  and $7,714,573,  $2,520,695
         and $2,088,012 of American Tax
         Credit Properties L.P. loss in
         excess of investment
                                                 (7,851,307)         (2,596,317)         (2,250,635)
                                               -------------       -------------       -------------



                                               $ (9,901,063)       $ (4,837,275)       $ (4,570,281)
                                                ============        ============        ============

                                     AMERICAN TAX CREDIT PROPERTIES L.P.
                                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                                        MARCH 30, 1997, 1996 AND 1995


5.  Investment in Local Partnerships (continued)

    Investment activity with respect to each Local Partnership for the year ended March 30, 1997 is as follows:

                                                                                        Cash
                                                                         Cash       distribution
                                      Investment   Partnership's     distributions classified as    Investment
                                       in Local      equity in         received     other income     in Local
                                     Partnership     loss for         during the     during the    Partnership
                                      balance as     the year         year ended     year ended     balance as
     Name of Local Partnership        of March         ended          March 30,      March 30,      of March
                                       30, 1996    December 31,1996      1997           1997         30, 1997


     4611 South Drexel Limited       $   --       $ --               $  --         $    --       $    --
       Partnership
     B & V, Ltd.                         --         --       (2)        --              --            --
     B & V Phase I, Ltd.                 --         --       (2)        --              --            --
     Blue Hill Housing Limited        2,318,974    (315,711)           (5,000)          --         1,998,263
       Partnership
     Cityside Apartments, L.P.        3,050,781    (533,127)           (5,000)          --         2,512,654
     Cobbet Hill Associates
       Limited Partnership               --         --       (2)        --              --            --
     Dunbar Limited Partnership         188,534    (156,417)           (2,500)          --            29,617
     Dunbar Limited Partnership         239,102    (236,602) (1)       (2,500)          --            --
       No. 2
     Erie Associates Limited            316,392     (98,424)            --              --           217,968
       Partnership
     Federal Apartments Limited          81,022     (81,022) (1)        --              --            --
       Partnership
     Golden Gates Associates             --         --       (2)        --              --            --
     Grove Park Housing, A
       California Limited                --         --       (2)        --              --            --
       Partnership
     Gulf Shores Apartments Ltd.         --         --       (2)       (3,697)          3,697         --
     Hilltop North Associates, A
       Virginia Limited Partnership     858,928    (102,864)            --              --           756,064
     Madison-Bellefield Associates      837,465     (50,245)           (5,000)          --           782,220
     Pine Hill Estates Limited           62,254     (52,254) (1)      (10,000)          --            --
       Partnership
     Santa Juanita Limited
       Dividend Partnership L.P.        150,880     (24,150)             --             --           126,730
     Vista del Mar Limited
       Dividend Partnership L.P.      1,293,123    (360,928)             --             --           932,195
     Winnsboro Homes Limited             66,979     (38,012)           (2,500)          --            26,467
                                     ------------- ----------       ------------------------------------------
       Partnership

                                    $ 9,464,434  $(2,049,756)     $   (36,197)     $ 3,697      $  7,382,178
                                    ===========   ============      ===========================   ============


----------------------------------------------------------------------------
    (1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
    (2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


5.  Investment in Local Partnerships (continued)

    Investment activity with respect to each Local Partnership for the year ended March 30, 1996 is as follows:

                                                                                        Cash
                                                   Partnership's         Cash       distribution
                                      Investment     equity in       distributions   classified     Investment
                                       in Local    income (loss)       received       as other       in Local
                                     Partnership        for           during the       income      Partnership
                                      balance as      the year        year ended     during the     balance as
     Name of Local Partnership        of March         ended           March 30,     year ended     of March
                                       30, 1995     December 31,1995     1996       March 30,1996   30, 1996

                                                   ---------------------            -----------
     4611 South Drexel Limited       $   46,818 $      (46,818)     $          --  $      --       $     --
       Partnership                                               (1)
     B & V, Ltd.                          --        --           (2)         --           --             --
     B & V Phase I, Ltd.                  64,618       (64,618)  (1)         --           --             --
     Blue Hill Housing Limited         2,637,800      (316,326)          (2,500)          --          2,318,974
       Partnership
     Cityside Apartments, L.P.         3,489,721      (438,940)               --          --          3,050,781
     Cobbet Hill Associates
       Limited Partnership                 --         --         (2)          --          --             --
     Dunbar Limited Partnership          295,251      (104,217)          (2,500)          --            188,534
     Dunbar Limited Partnership          446,184      (204,582)          (2,500)          --            239,102
       No. 2
     Erie Associates Limited             408,960       (90,068)          (2,500)          --            316,392
       Partnership
     Federal Apartments Limited          467,556      (381,534)          (5,000)          --             81,022
       Partnership
     Golden Gates Associates               --           --       (2)     (5,000)         5,000            --
     Grove Park Housing, A
       California Limited                  --           --       (2)          --           --             --
       Partnership
     Gulf Shores Apartments Ltd.          40,421       (40,421)  (1)          --           --             --
     Hilltop North Associates, A
       Virginia Limited Partnership      960,244       (51,816)         (49,500)           --          858,928
     Madison-Bellefield Associates       824,261        18,204           (5,000)           --          837,465
     Pine Hill Estates Limited           156,799       (84,545)         (10,000)           --           62,254
       Partnership
     Santa Juanita Limited
       Dividend Partnership L.P.         179,363       (28,483)             --             --          150,880
     Vista del Mar Limited
       Dividend Partnership L.P.       1,654,830      (361,707)             --             --        1,293,123
     Winnsboro Homes Limited             114,566       (45,087)          (2,500)           --           66,979
                                     ------------- -------------     ------------   ----------------------------
       Partnership

                                     $11,787,392   $(2,240,958)      $  (87,000)    $      5,000   $ 9,464,434
                                     ===========   ===========       ==========     ============   ===========


-------------------------------------------------------------------------------
    (1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
    (2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


5.  Investment in Local Partnerships (continued)

    Investment  and capital  contribution  activity  with  respect to each Local
    Partnership for the year ended March 30, 1995 is as follows:

                                                                                             Cash
                                                                                Cash      distribution
                               Investment                   Partnership's   distributions classified     Investment
                                in Local     Investment     equity in loss    received     as other       in Local
                               Partnership   during the      for the year    during the     income       Partnership
                               balance as    year ended         ended        year ended   during the      balance as
                                of March      March 30,      December 31,     March 30,   year ended     of March 30,
     Name of Local Partnership   30,1994          1995             1994           1995     March 30,1995        1995
     ------------------------- ----------   -------------  -------------------------------- ------------   ---------


     4611 South Drexel
       Limited Partnership     $    99,124 $       --    $      (52,306)      $     --        $   --     $  46,818
     B & V, Ltd.                   190,105         --          (190,105) (1)        --            --            --
     B & V Phase I, Ltd.             --         140,000         (75,382)            --            --        64,618
     Blue Hill Housing
       Limited Partnership       2,883,716         --          (245,916)            --            --     2,637,800
     Cityside Apartments, L.P.   3,966,475         --          (474,254)           (2,500)        --     3,489,721
     Cobbet Hill Associates
       Limited Partnership           --            --           --       (2)         --           --          --
     Dunbar Limited                456,685         --          (158,934)           (2,500)        --       295,251
       Partnership
     Dunbar Limited
       Partnership                 550,573         --          (101,889)           (2,500)        --       446,184
       No. 2
     Erie Associates Limited
       Partnership                 446,772         --           (35,312)           (2,500)        --       408,960
     Federal Apartments
       Limited Partnership         864,238         --          (396,682)            --            --       467,556
     Golden Gates Associates          --           --           --       (2)       (2,500)      2,500         --
     Grove Park Housing, A
       California Limited           49,425         --           (49,425) (1)        --            --          --
       Partnership
     Gulf Shores Apartments         86,358         --           (39,459)           (6,478)        --        40,421
       Ltd.
     Hilltop North
       Associates, A Virginia    1,014,844         --            (6,605)          (47,995)        --       960,244
       Limited Partnership
     Madison-Bellefield            929,452         --          (100,191)           (5,000)        --       824,261
       Associates
     Pine Hill Estates
       Limited Partnership         247,200         --           (80,401)          (10,000)        --       156,799
     Santa Juanita Limited
       Dividend Partnership        197,856         --           (18,493)            --            --       179,363
       L.P.
     Vista del Mar Limited
       Dividend Partnership      1,826,496         --          (171,666)            --            --     1,654,830
       L.P.
     Winnsboro Homes Limited
       Partnership                 244,692         --          (122,626)          (7,500          --       114,566
                               --------------------------- --------------    ---------------------------------------

                               $14,054,011    $ 140,000    $ (2,319,646)     $   (89,473) $     2,500  $11,787,392
                               ===========    =========    ============      ===========  ===========  ===========

-------------------------------------------------------------------------------
    (1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
    (2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995

5.  Investment in Local Partnerships (continued)

    Property information for each Local Partnership as of December 31, 1996 is as follows:


                                                        Mortgage                    Buildings     Accumulated
     Name of Local Partnership                       loans payable       Land          and        depreciation
                                                                                  improvements
     -----------------------------------------------
     4611 South Drexel Limited Partnership           $ 1,369,445    $   64,408  $   1,756,833  $     (424,433)
     B & V, Ltd.                                       5,515,812       340,300      2,694,281      (1,049,147)
     B & V Phase I, Ltd.                               2,638,947       190,830      2,758,628        (741,130)
     Blue Hill Housing Limited Partnership             6,552,669       111,325     10,754,736      (3,019,650)
     Cityside Apartments, L.P.                         7,865,491       131,591     13,785,799      (3,675,441)
     Cobbet Hill Associates Limited Partnership       13,664,829       504,683     16,011,825      (4,743,438)
     Dunbar Limited Partnership                        4,007,852       117,126      5,583,060      (1,600,232)
     Dunbar Limited Partnership No. 2                  4,589,191       131,920      6,339,575      (1,869,853)
     Erie Associates Limited Partnership                 914,034        34,844      1,760,397        (561,621)
     Federal Apartments Limited Partnership            5,325,464       279,750      8,359,373      (2,357,531)
     Golden Gates Associates                           4,656,086        29,585      5,818,392      (1,793,729)
     Grove Park Housing, A California Limited          6,928,577       956,952      7,676,667      (1,986,200)
       Partnership
     Gulf Shores Apartments Ltd.                       1,492,554       172,800      1,750,427        (542,921)
     Hilltop North Associates, A Virginia Limited
       Partnership                                     3,335,611       240,514      4,771,684      (1,143,470)
     Madison-Bellefield Associates                     3,652,737       245,000      5,515,361      (1,571,950)
     Pine Hill Estates Limited Partnership             2,472,686        40,000      3,842,116      (1,027,128)
     Santa Juanita Limited Dividend Partnership        1,521,268       228,718      2,320,159        (603,379)
       L.P.
     Vista del Mar Limited Dividend Partnership        5,376,868       565,689      8,640,411      (2,472,761)
       L.P.
     Winnsboro Homes Limited Partnership               1,234,221        30,000      1,804,038        (465,135)
                                                     --------------  ------------------------------------------

                                                     $ 83,114,342  $ 4,416,035   $111,943,762     $(31,649,149)
                                                     ============  ===========   ============     ============

    Property information for each Local Partnership as of December 31, 1995 is as follows:

                                                        Mortgage                    Buildings     Accumulated
     Name of Local Partnership                       loans payable       Land          and        depreciation
                                                                                  improvements
     -----------------------------------------------
     4611 South Drexel Limited Partnership          $  1,378,616    $   64,408  $   1,756,833 $      (360,517)
     B & V, Ltd.                                       5,545,119       401,220      7,931,322      (1,259,333)
     B & V Phase I, Ltd.                               2,638,947       190,830      2,758,628        (636,997)
     Blue Hill Housing Limited Partnership             6,575,760       111,325     10,754,736      (2,626,074)
     Cityside Apartments, L.P.                         7,922,111       131,591     13,785,799      (3,171,904)
     Cobbet Hill Associates Limited Partnership       13,449,324       504,683     15,970,046      (4,156,164)
     Dunbar Limited Partnership                        4,016,519       117,126      5,517,187      (1,395,320)
     Dunbar Limited Partnership No. 2                  4,598,856       131,920      6,339,575      (1,634,239)
     Erie Associates Limited Partnership                 928,022        34,844      1,760,397        (498,071)
     Federal Apartments Limited Partnership            5,393,144       279,750      8,297,309      (2,037,388)
     Golden Gates Associates                           4,669,861        29,585      5,813,505      (1,585,439)
     Grove Park Housing, A California Limited          6,952,566       956,952      7,661,757      (1,707,189)
       Partnership
     Gulf Shores Apartments Ltd.                       1,495,054       172,800      1,750,427        (478,794)
     Hilltop North Associates, A Virginia Limited
       Partnership                                     3,358,811       240,514      4,700,034      (1,011,964)
     Madison-Bellefield Associates                     3,720,055       245,000      5,415,347      (1,344,217)
     Pine Hill Estates Limited Partnership             2,516,299        40,000      3,842,116        (869,563)
     Santa Juanita Limited Dividend Partnership        1,532,327       228,718      2,190,094        (516,270)
       L.P.
     Vista del Mar Limited Dividend Partnership        5,407,880       565,689      8,272,113      (2,151,238)
       L.P.
     Winnsboro Homes Limited Partnership               1,255,005        30,000      1,804,038        (396,095)
                                                     --------------  -----------------------------------------

                                                    $ 83,354,276   $ 4,476,955   $116,321,263    $(27,836,776)
                                                     ============    ===========  ============   ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


5.  Investment in Local Partnerships (continued)

    The summary of property activity during the year ended December 31, 1996 is as follows:

                                                           Net change
                                  Balance as of      during the year ended        Balance as of
                                December 31, 1995      December 31, 1996        December 31, 1996
                                -----------------    ---------------------      -----------------


     Land                   $       4,476,955      $          (60,920)      $        4,416,035
     Buildings and                116,321,263              (4,377,501)             111,943,762
                              ---------------        ----------------         ----------------
     improvements
                                  120,798,218              (4,438,421)             116,359,797
     Accumulated                  (27,836,776)             (3,812,373)             (31,649,149)
                              ----------------       ----------------         ----------------
     depreciation

                              $     92,961,442        $    (8,250,794)        $     84,710,648
                              ================        ===============         ================


    The Partnership acquired a 99% limited partnership interest in the B & V Local Partnership, a 190-unit complex located in Homestead, Florida in December 1988. In August 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the property owned by the B & V Local Partnership sustained substantial damage. The damage to the complex was covered by property insurance and the B & V Local Partnership was covered by rental interruption insurance. It was the intention of the local general partner of the B & V Local Partnership to reconstruct the complex, and thus preserve the Low-income Tax Credits. However, delays in the rebuilding of the complex occurred due to disagreements with the insurance company concerning selection of the contractor and the costs to rebuild the complex. In addition, the insurance carrier ceased making rental interruption insurance payments and subsequently the lender declared a default. While conducting repairs, which included completing 52 rental units which were placed in service, the B & V Local Partnership undertook significant efforts to effect a workout with the lender and cause the insurance company and contractor to perform under their obligations to rebuild the complex, which included reorganization plans, bankruptcy proceedings, binding arbitration and voluntary nonbinding mediation. Despite such efforts, the complex lost 32 rental units pursuant to a quick-take eminent domain proceeding in April 1996 and the remainder of the complex was ultimately lost in April 1997 when the Bankruptcy Court ordered title transfer of the property.

    In December 1996, in connection with the bankruptcy and foreclosure proceedings surrounding the B & V Local Partnership, the Bankruptcy Court determined the value of the property owned by the B & V Local Partnership whereby the appraised value of the property was $1,898,600, which resulted in the recognition of an impairment loss of $3,910,599 included in the combined statement of operations of the Local Partnerships for the year ended December 31, 1996. The Partnership's investment balance in the B & V Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1995. Accordingly, the aforementioned impairment had no effect on the financial position, results of operations or cash flows of the Partnership.

    As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), the Partnership acquired a 98% limited partnership interest in the B & V Phase I Local Partnership, which owns a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, from principals of the local general partner of the B & V Local Partnership during the year ended March 30, 1995. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership was not completed. Under the terms of the limited partnership agreement between the Partnership and the B & V Phase I Local Partnership, the Partnership made its full capital contribution of $140,000 in October 1994 with total Low-income Tax Credits expected to be allocated to the Partnership over the period 1994 through 1998 of approximately $499,000. Prior to the acquisition, the B & V Phase I Local Partnership

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


5.  Investment in Local Partnerships (continued)

    was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement of the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership has complied with this order and all payments accruing since December 1996 through June 1997 have been made. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. As of April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy-out prices to be paid to the lender at future designated dates. The Bankruptcy Court has not yet ruled on either the requested relief or the proposed settlement plan. Provided that the Bankruptcy Court accepts the proposed settlement plan and the B & V Phase I Local Partnership is not required to make debt service payments in excess of current levels, the Partnership does not anticipate an interruption in Low-income Tax Credits allocated from the B & V Phase I Local Partnership through December 31, 1997.

    The local general partner of the B & V Phase I Local Partnership has transferred its 1% general partner interest to an unrelated third party and transferred its 1% limited partner interest to the Partnership. The Partnership's investment balance in the B & V Phase I Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1996.

    The Erie Local Partnership is operating pursuant to an amended and restated note (the "Amended Note") dated December 1, 1994 which matures on December 31, 1997. The original financing called for mandatory debt service of $7,647 per month, while the Amended Note requires monthly mandatory debt service of $5,883. The Local General Partners of the Erie Local Partnership report that the Erie Local Partnership is several months in arrears under the terms of the Amended Note, that a default has been declared by the lender and that discussions are currently being held with the lender in an attempt to restructure the loan.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


6.  Transactions with General Partner and Affiliates

    For the years ended March 30, 1997, 1996 and 1995, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                                               Years Ended March 30,

                                                      1997                 1996                1995
                                              -------------------- --------------------------------
                                                     Paid/               Paid/                Paid/
                                                   incurred             incurred            incurred
     Management fee (see Note 8)                  $175,466/           $175,466/            $175,466/
                                                   175,466             175,466              175,466


    For the years ended December 31, 1996, 1995 and 1994, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

                                                                  Years Ended December 31,

                                                      1996                1995                 1994
                                              ---------------------------------------- ------------
                                               Paid (received)/    Paid (received)/     Paid (received)/
                                                   incurred            incurred             incurred
     Property development fees                $     --/             $   74,900/          $   19,423/
                                                  --                   --                   --

     Property management fees                     151,033/             152,220/              94,836/
                                                  157,983              142,925              181,157

     Insurance                                    195,321/             162,419/              95,981/
                                                  202,343              149,673               95,981

     Advance                                      --                    (2,500)             (19,423)

    The property development fees were capitalized by the Local Partnerships.



                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


7.  Taxable Loss

    A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 1997, 1996 and 1995 to the tax return net loss for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                        1997                 1996                1995
                                                 -----------------    -----------------   -----------
     Financial   statement  net  loss  for  the
        years  ended March 30,  1997,  1996 and   $ (2,384,219)        $ (2,425,508)        $ (2,498,880)
        1995

     Add (less) net transactions occurring between:
        January 1, 1994 to March 30, 1994               --                   --                  (39,398)
        January 1, 1995 to March 30, 1995               --                  (52,025)              52,025
        January 1, 1996 to March 30, 1996              (40,146)              40,146               --
        January 1, 1997 to March 30, 1997              112,344                  --                   --
                                                 -------------       -----------------    -------------

     Adjusted financial statement net loss
       for the years ended December 31,
       1996, 1995 and 1994                          (2,312,021)          (2,437,387)          (2,486,253)

     Differences arising from equity in loss
       of investment in Local Partnerships          (3,435,403)          (1,981,297)          (1,949,078)

     Other differences                                  (7,010)             (11,755)               6,204
                                                 --------------      --------------       --------------

     Tax return net loss for the years
       ended December 31, 1996, 1995 and          $ (5,754,434)        $ (4,430,439)        $ (4,429,127)
                                                  ============         ============         ============
       1994



    The differences between the equity in the investment in Local Partnerships for tax return and financial reporting purposes as of December 31, 1996 and 1995 are as follows:

                                                           1996              1995
                                                      -------------     ---------
      Investment in Local Partnerships - financial    $ 7,395,928       $ 9,481,934
      reporting
      Investment in Local Partnerships - tax             (705,874)        4,816,757
                                                      -----------       -----------

                                                      $ 8,101,802       $ 4,665,177
                                                      ===========       ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


8.  Commitments and Contingencies

    Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") in the amount of $175,466 for its services in connection with the management of the affairs of the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred a Management Fee of $175,466 for each of the three years ended March 30, 1997. An unpaid Management Fee in the amount of $43,861 is recorded as payable to general partner in the accompanying balance sheets as of March 30, 1997 and 1996.

    In addition, pursuant to the Partnership Agreement, the Partnership is required to pay ML Fund Administrators Inc., an affiliate of the Selling Agent, an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee ("Additional Administration Fee") in the amount of $30,965 for its administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years ended March 30, 1997. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Administration Fees in the amount of $7,740 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 1997 and 1996.

    The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program (the "Restructuring Program") which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships, whose Section 8 contracts expired during 1996 and were extended for one year, have applied for treatment under the Restructuring Program during 1997.

9.  Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

    Cash and Cash Equivalents

    The carrying amount approximates fair value.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


9.   Fair Value of Financial Instruments (continued)

    Investments in Bonds Available-For-Sale

    Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

    Interest Receivable

    The carrying amount approximates fair value due to the terms of the underlying investments.

    Accounts Payable and Accrued Expenses and Payable to General Partner

    The carrying amounts approximate fair value due to the payment terms in connection with of the obligations.

    The estimated fair values of the Partnership's financial instruments as of March 30, 1997 and 1996 are disclosed elsewhere in the financial statements.

10. Letter of Credit

    In connection with an agreement with the first mortgage lender of the Cobbet Local Partnership, the Partnership is contingently liable under a standby letter of credit in the amount of $242,529 which was issued on June 18, 1997 for the purpose of covering potential operating deficits of the Cobbet Local Partnership. The letter of credit expires on June 18, 1998 and is secured by the Partnership's investments in U.S. Treasury bonds in the amount of approximately $255,000, purchased in June 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax. The executive officers and directors of Richman Tax are:

                           Served in present
Name                       capacity since 1        Position held

Richard Paul Richman       February 10, 1988       President and Director
David A. Salzman           April 29, 1994          Vice President
Neal Ludeke                February 10, 1988       Vice President and Treasurer
Gina S. Scotti             February 10, 1988       Secretary


-------------------------------------------------------------------------------
1 Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.



     Richard Paul Richman, age 49, is the sole Director and President of Richman Tax. Mr. Richman is the President and sole stockholder of Richman Group. Mr. Richman is the Director, President and principal shareholder of WRC. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

     David A. Salzman, age 36, is a Vice President of Richman Tax. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

     Neal Ludeke, age 39, is a Vice President and Treasurer of Richman Tax. Mr. Ludeke, a Vice President and Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and Treasurer of R.G. Housing Advisors Inc. ("RGHA"), an affiliate of Richman Group. Mr. Ludeke's responsibilities in connection with RGHA include advisory services provided to a small business investment company and various partnership management functions.

     Gina S. Scotti, age 41, is the Secretary of Richman Tax. Ms. Scotti is the Secretary of WRC and a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for all communications with investors.

Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any remuneration. During the year ended March 30, 1997, Richman Tax did not pay any remuneration to any of its officers or director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Dominion Capital Inc., having the mailing address P.O. Box 26532, Richmond, Virginia 23621, is the owner of 2,800 Units, representing approximately 6.8% of all such Units. As of May 20, 1997, no person or entity, other than Dominion Capital Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units.

Richman Tax is wholly-owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions

The General Partner and certain of its affiliates are entitled to receive certain compensation, fees, and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with General Partner and Affiliates

The tax losses and net Low-income Tax Credits generated by Registrant during the year ended December 31, 1996 allocated to the General Partner were $57,544 and $58,079, respectively. The tax losses and net Low-income Tax Credits generated by the General Partner during the year ended December 31, 1996 (from the allocation of Registrant discussed above) and allocated to Richman Tax were $39,448 and $41,282, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)   Financial Statements, Financial Statement Schedules and Exhibits

          (1)   Financial Statements

          See Item 8 - "Financial Statements and Supplementary Data."

          (2)   Financial Statement Schedules

          No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

          (3)   Exhibits

                                                                  Incorporated by
                              Exhibit                               Reference to
      3.1      Certificate of Limited Partnership of     Exhibit 3.2 to Amendment No. 2
               Registrant                                to the Registration Statement
                                     on Form
                            S-11 dated April 29, 1988
                               (File No. 33-20391)
      10.1     4611 South Drexel Limited Partnership     Exhibit 10.3 to Form 10-Q
               Agreement of Limited Partnership          Report
                                                         dated December 30, 1989
                                                         (File No. 0-17619)

      10.2     B & V, Ltd. Fourth Amended and Restated   Exhibit 10.3 to Form 8-K Report
               Agreement and Certificate of Limited      dated January 17, 1989
               Partnership                               (File No. 33-20391)

      10.3     B & V Phase I, Ltd. Amended and           Exhibit 10.1 to Form 10-Q
               Restated Agreement of Limited             Report
               Partnership                               dated September 29, 1994
                                                         (File No. 0-17619)
      10.4     B & V Phase I, Ltd. Assignment of
               Partnership Interests, Assumption of
               Responsibilities, and
               Waiver of Conditions

      10.5     Blue Hill Housing Limited Partnership     Exhibit 10.7 to Form 8-K Report
               Amended and Restated Agreement and        dated January 17, 1989
               Certificate of Limited Partnership        (File No. 33-20391)

      10.6     Cityside Apartments, L.P. Amended and     Exhibit 10.3 to Form 10-K
               Restated Agreement of Limited             Report
               Partnership                               dated March 30, 1990
                                                         (File No. 0-17619)

      10.7     Amendment No. 1 to Cityside Apartments,   Exhibit 10.4 to Form 10-K
               L.P. Amended and Restated Agreement of    Report
               Limited Partnership                       dated March 30, 1992
                                                         (File No. 0-17619)

      10.8     Amendment No. 2 to Cityside Apartments,   Exhibit 10.5 to Form 10-K
               L.P. Amended and Restated Agreement of    Report
               Limited Partnership                       dated March 30, 1992
                                                         (File No. 0-17619)



                                                                  Incorporated by
                              Exhibit                               Reference to
      10.9     Amendment No. 3 to Cityside Apartments,   Exhibit 10.6 to Form 10-K
               L.P. Amended and Restated Agreement of    Report
               Limited Partnership                       dated March 30, 1992
                                                         (File No. 0-17619)

      10.10    Cobbet Hill Associates Limited            Exhibit 10.4 to Form 10-K
               Partnership Amended and Restated          Report
               Agreement and Certificate of Limited      dated March 30, 1990
               Partnership                               (File No. 0-17619)

      10.11    Cobbet Hill Associates Limited            Exhibit 10.8 to Form 10-K
               Partnership First Amendment to Amended    Report
               and Restated Agreement and Certificate    dated March 30, 1993
               of Limited Partnership                    (File No. 0-17619)

      10.12    Cobbet Hill Associates Limited            Exhibit 10.9 to Form 10-K
               Partnership Second Amendment to the       Report
               Amended and Restated Agreement and        dated March 30, 1993
               Certificate of Limited Partnership        (File No. 0-17619)

      10.13    Dunbar Limited Partnership Second         Exhibit 10.5 to Form 10-K
               Amended and Restated Agreement of         Report
               Limited Partnership                       dated March 30, 1990
                                                         (File No. 0-17619)

      10.14    Dunbar Limited Partnership No. 2 Second   Exhibit 10.6 to Form 10-K
               Amended and Restated Agreement of         Report
               Limited Partnership                       dated March 30, 1990
                                                         (File No. 0-17619)

      10.15    Erie Associates Limited Partnership       Exhibit 10.2 to Form 10-K
               Amended and Restated Agreement and        Report
               Certificate of Limited Partnership        dated March 30, 1989
                                                         (File No. 33-20391)

      10.16    Federal Apartments Limited Partnership    Exhibit 10.8 to Form 10-K
               Amended and Restated Agreement of         Report
               Limited Partnership                       dated March 30, 1990
                                                         (File No. 0-17619)

      10.17    First Amendment to Federal Apartments     Exhibit 10.14 to Form 10-K
               Limited Partnership Amended and           Report
               Restated Agreement of Limited             dated March 30, 1993
               Partnership                               (File No. 0-17619)

      10.18    Second Amendment to Federal Apartments    Exhibit 10.15 to Form 10-K
               Limited Partnership Amended and           Report
               Restated Agreement of Limited             dated March 30, 1993
               Partnership                               (File No. 0-17619)

      10.19    Golden Gates Associates Amended and       Exhibit 10.1 to Form 8-K Report
               Restated Agreement of Limited             dated January 17, 1989
               Partnership                               (File No. 33-20391)

      10.20    Grove Park Housing, A California          Exhibit 10.10 to Form 10-K
               Limited Partnership Amended and           Report
               Restated Agreement of Limited             dated March 30, 1990
               Partnership                               (File No. 0-17619)

                                                                  Incorporated by
                              Exhibit                               Reference to
      10.21    Gulf Shores Apartments Ltd. Amended and   Exhibit 10.3 to Form 10-K
               Restated Agreement and Certificate of     Report
               Limited Partnership                       dated March 30, 1989
                                                         (File No. 33-20391)

      10.22    Hilltop North Associates, A Virginia      Exhibit 10.12 to Form 10-K
               Limited Partnership Amended and           Report
               Restated Agreement of Limited             dated March 30, 1990
               Partnership                               (File No. 0-17619)

      10.23    Madison-Bellefield Associates Amended     Exhibit 10.2 to Form 8-K Report
               and Restated Agreement and Certificate    dated January 17, 1989
               of Limited Partnership                    (File No. 33-20391)

      10.24    Amended and Restated Articles of          Exhibit 10.2 to Form 10-Q
               Partnership in Commendam of Pine Hill     Report
               Estates Limited Partnership               dated December 30, 1989
                                                         (File No. 0-17619)

      10.25    Santa Juanita Limited Dividend            Exhibit 10.4 to Form 10-Q
               Partnership Amended and Restated          Report
               Agreement of Limited Partnership          dated December 30, 1989
                                                         (File No. 0-17619)

      10.26    Second Amendment of Limited Partnership   Exhibit 10.23 to Form 10-K
               of Santa Juanita Limited Dividend         Report dated March 30, 1994
               Partnership and Amendment No. 2 to the    (File No. 0-17619)
               Amended and Restated Agreement of
               Limited Partnership

      10.27    Amendment No. 1 to Santa Juanita          Exhibit 10.1 to Form 10-Q
               Limited Dividend Partnership L.P.         Report
               Amended and Restated Agreement of         dated September 29, 1995
               Limited Partnership                       (File No. 0-17619)

               (Replaces in its entirety Exhibit 10.24 hereof.)
      10.28    Amendment No. 2 to Santa Juanita          Exhibit 10.2 to Form 10-Q
               Limited Dividend Partnership L.P.         Report
               Amended and Restated Agreement of         dated September 29, 1995
               Limited Partnership                       (File No. 0-17619)

      10.29    Vista Del Mar Limited Dividend            Exhibit 10.1 to Form 10-K
               Partnership Amended and Restated          Report
               Agreement and Certificate of Limited      dated March 30, 1989
               Partnership                               (File No. 33-20391)

      10.30    Certificate of Amendment of Limited       Exhibit 10.25 to Form 10-K
               Partnership of Vista Del Mar Limited      Report dated March 30, 1994
               Dividend Partnership and Amendment No.    (File No. 0-17619)
               1 to the Amended and Restated Agreement
               and Certificate of Limited Partnership

      10.31    Amendment No. 1 to Vista del Mar          Exhibit 10.3 to Form 10-Q
               Limited Dividend Partnership L.P.         Report
               Amended and Restated Agreement of         dated September 29, 1995
               Limited Partnership                       (File No. 0-17619)
               (Replaces in its entirety Exhibit 10.28 hereof.)

                                                                  Incorporated by
                              Exhibit                               Reference to
      10.32    Amendment No. 2 to Vista del Mar          Exhibit 10.4 to Form 10-Q Report
               Limited Dividend Partnership L.P.         dated September 29, 1995
               Amended and Restated Agreement of         (File No. 0-17619)
               Limited Partnership

      10.33    Amended and Restated Articles of          Exhibit 10.1 to Form 10-Q Report
               Partnership in Commendam of Winnsboro     dated December 30, 1989
               Homes Limited Partnership                 (File No. 0-17619)

      10.34    The B & V, Ltd.                           Exhibit 10.2 to Form 10-Q Report
               Investment Agreement                      dated September 29, 1994
                                                         (File No. 0-17619)

      10.35    The B & V Phase I, Ltd.                   Exhibit 10.3 to Form 10-Q Report
               Investment Agreement                      dated September 29, 1994
                                                         (File No. 0-17619)
      27       Financial Data Schedule

      99.22    Pages 21 through  35, 51  through 75 and  Exhibit 28 to Form 10-K
               Report 89 through 91 of Prospectus dated  dated March 30, 1989
               May 6, 1989  filed  pursuant  to Rule     (File No.  33-20391)
               424(b)(3) under the Securities Act of 1933

      99.23    Pages 16 through 19 of Prospectus dated   Exhibit 28.2 to Form 10-K Report
               May 6, 1989 filed pursuant to Rule        dated March 30, 1990
               424(b)(3) under the Securities Act of     (File No. 0-17619)
               1933
      99.24    Supplement No. 1 dated August 11, 1988    Exhibit 28.3 to Form 10-K Report
               to Prospectus                             dated March 30, 1991
                                                         (File No. 0-17619)

      99.25    Supplement No. 2 dated September 20,      Exhibit 28.4 to Form 10-K Report
               1988 to Prospectus                        dated March 30, 1991
                                                         (File No. 0-17619)

      99.26    December 31, 1992 financial statements    Exhibit 28.26 to Form 10-K Report
               of Cityside Apartments, L.P. pursuant     dated March 30, 1993
               to Title 17, Code of Federal              (File No. 0-17619)
               Regulations, Section 210.3-09

      99.27    December 31, 1993 financial statements    Exhibit 99.27 to Form 10-K Report
               of Cityside Apartments, L.P. pursuant     dated March 30, 1994
               to Title 17, Code of Federal              (File No. 0-17619)
               Regulations, Section 210.3-09

      99.28    December 31, 1994 financial statements    Exhibit 99.28 to Form 10-K Report
               of Cityside Apartments, L.P. pursuant     dated March 30, 1995
               to Title 17, Code of Federal              (File No. 0-17619)
               Regulations, Section 210.3-09

      99.29    December 31, 1995 financial statements    Exhibit 99.29 to Form 10-K Report
               of Cityside Apartments, L.P. pursuant     dated March 30, 1996
               to Title 17, Code of Federal              (File No. 0-17619)
               Regulations, Section 210.3-09

      99.30    December 31, 1996 financial statements
               of Cityside Apartments, L.P. pursuant
               to Title 17, Code of Federal
               Regulations, Section 210.3-09

   (b) Reports on Form 8-K

      No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

   (c) Exhibits

      See (a)(3) above.

   (d) Financial Statement Schedules

      See (a)(2) above.

                                                  SIGNATURES


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

Dated:  June 30, 1997                       /s/ Richard Paul Richman
        -------------                       ------------------------
                                       by: Richard Paul Richman
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

 Signature                             Title                            Date


 /s/ Richard Paul Richman         President, Chief Executive      June 30, 1997
 ------------------------                                         -------------
                                  Officer and Director of the
                                  general partner
                                  of the General Partner

 /s/ Neal Ludeke                  Vice President and Treasurer    June 30, 1997
 ----------------------------                                     -------------
                                  of the general partner of the
                                  General Partner (Principal
                                  Financial and Accounting
                                  Officer of Registrant)