Form 10-Q
period 1997-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 1997-08-14
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997

                                                         OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---     SECURITIES EXCHANGE ACT OF 1934

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

Yes X No ___.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                          Table of Contents


Balance Sheets as of June 29, 1997 (Unaudited) and March 30, 1997 (Unaudited)

Statements of Operations for the three months ended June 29, 1997
   (Unaudited) and June 29, 1996 (Unaudited).................................

Statements of Cash Flows for the three months ended
   June 29, 1997 (Unaudited) and June 29, 1996 (Unaudited)...................

Notes to Financial Statements as of June 29, 1997 (Unaudited)................


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                        JUNE 29, 1997 AND MARCH 30, 1997
                                   (UNAUDITED)



                                                                                     June 29,            March 30,
                                                                        Notes           1997                 1997
                                                                        -----   -------------------  ------------
ASSETS

Cash and cash equivalents                                                        $      121,937      $      284,108
Investments in bonds available-for-sale                                   2           3,080,788           2,883,959
Investment in local partnerships                                          3           7,035,750           7,382,178
Interest receivable                                                                      60,242              61,716
                                                                                ----------------     ----------------

                                                                                   $ 10,298,717        $ 10,611,961
                                                                                   ============        ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
   Accounts payable and accrued expenses                                        $        81,980      $       91,237
   Payable to general partner                                                            87,728              43,861
                                                                                ---------------      ---------------

                                                                                        169,708             135,098
                                                                                 --------------      --------------

Commitments and contingencies                                             2

Partners' equity (deficit)
   General partner                                                                     (266,008)           (262,065)
   Limited partners (41,286 units of limited partnership interest
     outstanding)                                                                    10,235,086          10,625,435
   Unrealized gain on investments in bonds available-for-sale, net        2             159,931             113,493
                                                                                ---------------      ---------------

                                                                                     10,129,009          10,476,863
                                                                                  -------------       -------------

                                                                                   $ 10,298,717        $ 10,611,961
                                                                                   ============        ============













                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 1997 AND 1996
                                   (UNAUDITED)



                                                                        Notes          1997                 1996
                                                                        -----    ----------------     ----------
REVENUE

Interest                                                                          $      62,705        $      66,360
Other income from local partnership                                                       2,500
                                                                                 --------------       --------------

TOTAL REVENUE                                                                            65,205               66,360
                                                                                 --------------       --------------

EXPENSES

Administration fees                                                                      45,931               45,931
Management fee                                                                           43,867               43,867
Professional fees                                                                        21,601               16,525
Printing, postage and other                                                               9,170                6,258
                                                                                ---------------      ---------------

TOTAL EXPENSES                                                                          120,569              112,581
                                                                                 --------------       --------------

Loss from operations                                                                    (55,364)             (46,221)

Equity in loss of investment in local partnerships                        3            (338,928)            (467,398)
                                                                                  -------------        -------------

NET LOSS                                                                           $   (394,292)        $   (513,619)
                                                                                   ============         ============

NET LOSS ATTRIBUTABLE TO
   General partner                                                               $       (3,943)      $       (5,136)
   Limited partners                                                                    (390,349)            (508,483)
                                                                                  -------------        -------------

                                                                                   $   (394,292)        $   (513,619)
                                                                                   ============         ============

NET LOSS per unit of limited partnership interest
   (41,286 units of limited partnership interest)                               $         (9.45)      $       (12.32)
                                                                                ===============       ==============












                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 1997 AND 1996
                                   (UNAUDITED)

                                                                                         1997                1996
                                                                                    --------------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                                    $   67,573          $   75,349
Other income from local partnership                                                       2,500
Cash paid for
     administration fees                                                                (38,190)            (38,190)
     professional fees                                                                  (37,541)            (29,500)
     printing, postage and other expenses                                               (10,228)               (969)
                                                                                     ----------        ------------

Net cash provided by (used in) operating activities                                     (15,886)              6,690
                                                                                     ----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                                7,500              15,000
Maturity/redemption and sale of bonds                                                   103,432              75,000
Investment in bonds, includes $217 of accrued interest paid at
     purchase of investment                                                            (257,217)
                                                                                     ----------         -----------
Net cash provided by (used in) investing activities                                    (146,285)             90,000
                                                                                     ----------         -----------

Net increase (decrease) in cash and cash equivalents                                   (162,171)             96,690

Cash and cash equivalents at beginning of period                                        284,108             397,120
                                                                                     ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 121,937           $ 493,810
                                                                                      =========           =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net               $   46,438           $ (47,247)
                                                                                     ==========           =========


-------------------------------------------------------------------------------
See  reconciliation  of net loss to net cash  provided  by (used  in)  operating activities on page 6.













                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 1997 AND 1996
                                   (UNAUDITED)



                                                                                           1997               1996
                                                                                      --------------     ------------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES

Net loss                                                                               $ (394,292)        $ (513,619)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Equity in loss of investment in local partnerships                                     338,928            467,398
   Amortization of net premium on investments in bonds                                      7,253              7,755
   Accretion of zero coupon bonds                                                          (4,076)            (4,076)
   Increase in payable to general partner                                                  43,867             43,867
   Increase (decrease) in accounts payable and accrued expenses                            (9,257)                55
   Decrease in interest receivable, includes $217 of accrued interest paid
       at purchase of investment in bonds                                                   1,691              5,310
                                                                                    -------------       --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   $   (15,886)      $      6,690
                                                                                      ===========       =============


























                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 1997
                                   (UNAUDITED)



1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1997 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 1997 are not necessarily indicative of the results that may be expected for the entire year.

2.   Investments in Bonds Available-For-Sale

     As of June 29, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                                       Gross              Gross
                                                   Amortized         unrealized        unrealized         Estimated
      Description and maturity                       cost              gains             losses           fair value
      ------------------------                  -------------     ---------------    --------------       ----------

      Corporate debt securities
        Within one year                         $     75,000      $         160      $          --       $    75,160
        After one year through five years            182,618              1,888              (150)           184,356
        After five years through ten years           932,266              7,387            (3,345)           936,308
        After ten years                              101,434                --              (6,390)           95,044
                                                 -----------       -------------     -------------       -----------

                                                   1,291,318              9,435             (9,885)        1,290,868
                                                 -----------       ------------      -------------       -----------

      U.S. Treasury debt securities
        Within one year                              320,178              1,687            (2,219)           319,646
        After one year through five years            445,451             59,975                 --           505,426
        After five years through ten years           661,946            115,643                 --           777,589
                                                 -----------        -----------      -------------      ------------

                                                   1,427,575            177,305             (2,219)        1,602,661
                                                 -----------        -----------      -------------       -----------

      U.S. government and agency securities
        After ten years                              201,964                --            (14,705)           187,259
                                                ------------         -----------      ------------       ------------

                                                 $ 2,920,857         $  186,740       $   (26,809)       $ 3,080,788
                                                 ===========         ==========       ============        ===========


     In connection with an agreement with the first mortgage lender of the Cobbet Hill Associates Limited Partnership (the "Cobbet Local
     Partnership"), the Partnership is contingently liable under a standby letter of credit in the amount of $242,529 which was issued on June 18, 1997 for the purpose of covering potential operating deficits of the Cobbet Local Partnership. The letter of credit is secured by the Partnership's investment in a U.S. Treasury bond in the amount of approximately $257,000, purchased in June 1997.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)



3.   Investment in Local Partnerships

     The  Partnership  owns a limited  partnership  interest in  nineteen  Local
     Partnerships representing capital contributions in the aggregate amount of $34,510,290. As of March 31, 1997, the Local Partnerships have outstanding mortgage loans payable totaling approximately $83,060,000 and accrued interest payable on such loans totaling approximately $5,391,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the  three  months  ended  June  29,  1997,  the  investment  in  Local
     Partnerships activity consists of the following:

           Investment in Local Partnerships as of March 30, 1997                      $  7,382,178

           Equity in loss of investment in Local Partnerships for the
             three months ended March 31, 1997                                            (338,928)   (A)

           Cash distributions received from Local Partnerships during
             the three months ended June 29, 1997                                           (7,500)
                                                                                      ------------

           Investment in Local Partnerships as of June 29, 1997                       $  7,035,750
                                                                                      ============


     (A) Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $864,539 and $721,823 for the three months ended March 31, 1997 and 1996, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of March 31, 1997 and December 31, 1996 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 1997 and 1996 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of March 31, 1997 and December 31, 1996 are as follows:

                                                                                      March 31,          December 31,
                                                                                         1997                 1996
                                                                                 -------------------  ---------------
      ASSETS

      Cash and other investments                                                   $    1,365,186      $    1,218,425
      Rental receivable                                                                   275,875             260,272
      Escrow deposits and reserves                                                      2,929,177           3,133,429
      Land                                                                              4,416,035           4,416,035
      Buildings and improvements (net of accumulated depreciation of
        $32,660,745 and $31,649,149)                                                   79,400,342          80,294,613
      Intangible assets (net of accumulated amortization of $861,682 and
        $836,753)                                                                       1,904,319           1,929,248
      Other                                                                             1,005,731             965,578
                                                                                  ---------------     ---------------

                                                                                     $ 91,296,665        $ 92,217,600
                                                                                     ============        ============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                       $   1,419,095       $   1,267,704
        Due to related parties                                                          5,060,780           5,291,779
        Mortgage loans                                                                 83,059,555          83,114,342
        Notes payable                                                                   1,008,001           1,009,368
        Accrued interest                                                                5,391,413           5,014,588
        Other                                                                           2,034,574           2,034,144
                                                                                  ---------------      --------------

                                                                                       97,973,418          97,731,925
                                                                                    -------------       -------------
      Partners' equity (deficit)

      American Tax Credit Properties L.P.
        Capital contributions, net of distributions                                    33,957,639          33,971,389
        Cumulative loss                                                               (26,914,389)        (26,575,461)
                                                                                     ------------        ------------

                                                                                        7,043,250           7,395,928
                                                                                   --------------      --------------
      General partners and other limited partners, including ATCP II
        Capital contributions, net of distributions                                       433,071             361,046
        Cumulative loss                                                               (14,153,074)        (13,271,299)
                                                                                    -------------        ------------

                                                                                      (13,720,003)        (12,910,253)

                                                                                       (6,676,753)         (5,514,325)

                                                                                     $ 91,296,665        $ 92,217,600
                                                                                     ============        ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)



3.   Investment in Local Partnerships (continued)

     The combined  statements of operations  of the Local  Partnerships  for the three months ended March 31, 1997 and 1996 are as follows:

                                                                                        1997                1996
                                                                                   --------------      ------------

      REVENUE

      Rental                                                                        $  4,053,331        $  3,946,405
      Interest and other                                                                  52,851              53,786
                                                                                  --------------      --------------

      TOTAL REVENUE                                                                    4,106,182           4,000,191
                                                                                    ------------        ------------

      EXPENSES

      Administrative                                                                     603,519             578,688
      Utilities                                                                          434,406             414,238
      Operating, maintenance and other                                                   810,143             827,865
      Taxes and insurance                                                                526,660             518,144
      Interest (including amortization of $24,929 and $25,906)                         1,940,561           1,869,494
      Depreciation                                                                     1,011,596             990,475
                                                                                    ------------      --------------

      TOTAL EXPENSES                                                                   5,326,885           5,198,904
                                                                                    ------------       -------------

      NET LOSS                                                                      $ (1,220,703)       $ (1,198,713)
                                                                                     ===========         ===========

      NET LOSS ATTRIBUTABLE TO
        American Tax Credit Properties L.P.                                         $   (338,928)      $    (467,398)
        General partners and other limited partners, including ATCP II, which includes $864,539 and $721,823 of American Tax Credit
           Properties L.P. loss in excess of investment                                 (881,775)           (731,315)
                                                                                    ------------       -------------

                                                                                     $(1,220,703)       $ (1,198,713)
                                                                                     ===========-       ============

     The combined results of operations of the Local Partnerships for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The Partnership acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), a 190-unit complex located in Homestead, Florida in December 1988. In August 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the property owned by the B & V Local Partnership sustained substantial damage. The damage to the complex was covered by property insurance and the B & V Local Partnership was covered by rental interruption insurance. It was the intention of the local general partner of the B & V Local Partnership to reconstruct the complex, and thus preserve the Low-income Tax Credits. However, delays in the rebuilding of the complex occurred due to disagreements with the insurance company concerning selection of the contractor and the costs to rebuild the complex. In addition, the insurance carrier ceased making rental interruption insurance payments and subsequently the lender declared a default. While conducting repairs, which included completing 52 rental units which were placed in service, the B & V Local Partnership undertook significant litigious efforts to effect a workout with the lender and cause the insurance company and contractor to perform under their obligations to rebuild the complex, which included reorganization plans, bankruptcy proceedings, binding arbitration and voluntary nonbinding mediation. Despite such efforts, the complex lost 32 rental units pursuant to a quick-take eminent domain proceeding in April 1996 and the remainder of the complex was ultimately lost in April 1997 when the Bankruptcy Court ordered title transfer of the property. In December 1996, in connection with the bankruptcy and foreclosure proceedings surrounding the B & V Local Partnership, the Bankruptcy Court determined the value of the property owned by the B & V Local Partnership which resulted in the recognition of an impairment loss which was included in the combined statement of operations of the Local Partnerships for the year ended December 31, 1996. Because the Partnership's investment balance in the B & V Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1995, the aforementioned impairment and loss of the Property had no effect on the financial position, results of operations or cash flows of the Partnership for the three months ended June 29, 1997. However, the Partnership will not utilize the future Low-income Tax Credits associated with the B & V Local Partnership and limited partners will incur a tax credit recapture for a portion of previous years' Low-income Tax Credits because the Property was not held through the entire Compliance Period.

     As part of the overall plan and arrangement with the local general partner of the B & V Local Partnership (see discussion above), the Partnership owns a 99% limited partnership interest in the B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, which was acquired from principals of the local general partner of the B & V Local Partnership during the year ended March 30, 1995. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership was not completed. Under the terms of the limited partnership agreement between the Partnership and the B & V Phase I Local Partnership, the Partnership made its full capital contribution of $140,000 in October 1994 with total Low-income Tax Credits expected to be allocated to the Partnership over the period 1994 through 1998 of approximately $499,000. Prior to the acquisition, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement of the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership has complied with this order and all payments accruing since December 1996 through August 1997 have been made. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. As of April 25, 1997, the lender filed a motion seeking to change the

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy-out prices to be paid to the lender at future designated dates. On July 14, 1997, the Bankruptcy Court approved a stipulation between the lender and the B & V Phase I Local Partnership which incorporated the tentative agreement. Under the terms of the stipulation, the plan of reorganization is required to be filed with the Bankruptcy Court within 60 days of the date of the stipulation unless extended by the parties. Provided that the Bankruptcy Court accepts the proposed plan of reorganization and the B & V Phase I Local Partnership is not required to make debt service payments in excess of current levels, the Partnership does not anticipate any recapture of Low-income Tax Credits or interruption in Low-income Tax Credits allocated from the B & V Phase I Local Partnership through December 31, 1997. The Partnership's investment balance in the B & V Phase I Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1996.

     The Erie Associates Limited Partnership (the "Erie Local Partnership") is operating pursuant to an amended and restated note (the "Amended Note") dated December 1, 1994 which matures on December 31, 1997. The original financing called for mandatory debt service of $7,647 per month, while the Amended Note requires monthly mandatory debt service of $5,883. The Local General Partners of the Erie Local Partnership report that the Erie Local Partnership is several months in arrears under the terms of the Amended Note, that a default has been declared by the lender and that discussions are currently being held with the lender.

4.   Additional Information

     Additional  information,  including  the audited  March 30, 1997  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1997 on file with the Securities and Exchange Commission.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 1997, Registrant has not experienced a significant change in financial condition as compared to March 30, 1997. Principal changes in assets are comprised of quarterly periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the three months ended June 29, 1997, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for operating expenses. In addition, Registrant received approximately $103,000 from the maturity and sale of investments in bonds and purchased a bond in an amount of $257,217 which includes accrued interest of $217 paid at purchase. Such new bond serves as collateral  for  a  standby  letter  of  credit  posted  on  behalf  of a  Local
Partnership. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $35,000 during the three months ended June 29, 1997, which increase includes a net unrealized gain recorded on investments in bonds of approximately $46,000, the amortization of net premium on investments in bonds of approximately $7,000 and the accretion of zero coupon bonds of approximately $4,000. During the three months ended June 29, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 1997 of $338,928 and cash distributions received from Local Partnerships of $7,500.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program (the "Restructuring Program") which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships, whose Section 8 contracts expired during 1996 and were extended for one year, have applied for treatment under the Restructuring Program during 1997. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and
(ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three month period ended March 31, 1997, revenue from operations and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and required deferral of property management fees.

The terms of the partnership agreement of 4611 South Drexel Limited Partnership (the "South Drexel Local Partnership") require the Local General Partner of the South Drexel Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgages. The South Drexel Local Partnership incurred an operating deficit of approximately $9,000 for the three month period ended March 31, 1997 which includes property management fees of approximately $4,000. Accordingly, the net operating deficit was approximately $5,000. The Local General Partner of the South Drexel Local Partnership has advances of approximately $35,000 outstanding. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the South Drexel Local Partnership.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Grove Park Housing, A California Limited Partnership (the "Grove Park Local Partnership") incurred an operating deficit of approximately $28,000 during the three months ended March 31, 1997 due primarily to unanticipated repairs and a temporary vacancy loss. The management agent of the Grove Park Local Partnership reports improved operations during subsequent months.

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

As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), Registrant owns a 99% limited partnership interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, which was acquired from principals of the Local General Partner of the B & V Local Partnership during the year ended March 30, 1995. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership was not completed. Under the terms of the limited partnership agreement between Registrant and the B & V Phase I Local Partnership, Registrant made its full capital contribution of $140,000 in
October 1994 with total Low-income Tax Credits expected to be allocated to Registrant over the period 1994 through 1998 of approximately $499,000. Prior to the acquisition, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement of the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership has complied with this order and all payments accruing since December 1996 through August 1997 have been made. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

April  17,  1997,  the B & V Phase  I  Local  Partnership  filed  a  Chapter  11
Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. As of April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy-out prices to be paid to the lender at future designated dates. On July 14, 1997, the Bankruptcy Court approved a stipulation between the lender and the B & V Phase I Local Partnership which incorporated the tentative agreement. Under the terms of the stipulation, the plan of reorganization is required to be filed with the Bankruptcy Court within 60 days of the date of the stipulation unless extended by the parties. Provided that the Bankruptcy Court accepts the proposed plan of reorganization and the B & V Phase I Local Partnership is not required to make debt service payments in excess of current levels, Registrant does not anticipate any recapture of Low-income Tax Credits or interruption in Low-income Tax Credits allocated from the B & V Phase I Local Partnership through December 31, 1997. However, no assurances can be made concerning 1998. Registrant's investment balance in the B & V Phase I Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1996. Of Registrant's total annual Low-income Tax Credits (prior to the loss of the B & V Local Partnership) approximately 1% is allocated from the B & V Phase I Local Partnership.

Although Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") is current on its mortgage obligation and does not reflect operating deficits for the three months ended March 31, 1997, brick fell off the parapet of the building which caused a technical default under the first mortgage. In connection with the repairs, the Cobbet Local Partnership utilized a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering potential operating deficits. Registrant has purchased a U.S. Treasury bond in the amount of approximately $257,000 to secure a replacement letter of credit (discussed above). The repairs are expected to be completed in September 1997.

The terms of the partnership agreement of Erie Associates Limited Partnership (the "Erie Local Partnership") require the Local General Partners of the Erie Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Erie Local Partnership is operating pursuant to an amended and restated note (the "Amended Note") dated December 1, 1994 which matures on December 31, 1997. The original financing called for Mandatory Debt Service of $7,647 per month, while the Amended Note requires monthly Mandatory Debt Service of $5,883. The Local General Partners of the Erie Local Partnership report that the Erie Local Partnership is several months in arrears under the terms of the Amended Note, that a default has been declared by the lender and that discussions are currently being held with the lender. Of Registrant's total annual Low-income Tax Credits, approximately 2% is allocated from the Erie Local Partnership, which are scheduled to expire December 1998.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the
Local Partnerships reflected in Note 3 to Registrant's financial statements include the operating results of all Local Partnerships, regardless of Registrant's investment balances.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cumulative losses and cash distributions in excess of investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion above under Material Changes in Financial Condition regarding certain Local Partnerships currently operating below economic break even levels.

Three Months Ended June 29, 1997

For the three months ended June 29, 1997, Registrant had a net loss of approximately $394,000, which included an equity in loss of investment in Local Partnerships of approximately $339,000 for the three months ended March 31, 1997. Registrant's loss from operations for the three months ended June 29, 1997 of approximately $55,000 was attributable to interest revenue of approximately $63,000 and other income from a Local Partnership of approximately $3,000, exceeded by operating expenses of approximately $121,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnership's during the period was approximately $865,000.

The Local Partnerships' net loss of approximately $1,221,000 for the three months ended March 31, 1997 was attributable to rental and other revenue of approximately $4,106,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,290,000 and approximately $1,037,000 of depreciation and amortization expenses.

Three Months Ended June 29, 1996

For the three months ended June 29, 1996, Registrant had a net loss of approximately $514,000, which included an equity in loss of investment in Local Partnerships of approximately $467,000 for the three months ended March 31, 1996. Registrant's loss from operations for the three months ended June 29, 1996 of approximately $47,000 was attributable to interest revenue of approximately $66,000, exceeded by operating expenses of approximately $113,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $722,000.

The Local Partnerships' net loss of approximately $1,199,000 for the three months ended March 31, 1996 was attributable to rental and other revenue of approximately $4,000,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,183,000 and approximately $1,016,000 of depreciation and amortization expenses.

Three Months Ended June 29, 1997 v.
Three Months Ended June 29, 1996

Registrant's operations for the three months ended June 29, 1997 resulted in a net loss of approximately $394,000 as compared to a net loss of approximately $514,000 for the three months ended June 29, 1996. The decrease in net loss is primarily attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $128,000, which is primarily the result of the increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships in accordance with the equity method of accounting.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

B & V Phase I, Ltd. (the "B & V Phase I Local Partnership") was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement of the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership has complied with this order and all payments accruing during the period from December 1996 through August 1997 have been made. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. As of April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy out prices to be paid to the lender at future designated dates. On July 14, 1997, the Bankruptcy Court approved a stipulation between the lender and the B & V Phase I Local Partnership which incorporated the tentative agreement. Under the terms of the stipulation, the plan of reorganization is required to be filed with the Bankruptcy Court within 60 days of the date of the stipulation unless extended by the parties.

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

A former tenant of Gulf Shores Apartments Ltd. (the "Gulf Shores Local Partnership") has brought suit against the Gulf Shores Local Partnership, among others, in connection with an alleged wrongful eviction. The former tenant's suit, which seeks damages of $13,000,000, was dismissed on April 22, 1997 as a result of the former tenant not being present at a court proceeding. The former tenant has the right to file for reinstatement of the suit within ninety days of the dismissal. Although the ninety day period has elapsed, the Gulf Shores Local Partnership has reported that it has not been notified that the plaintiff filed for reinstatement within the allotted period nor that the suit has been dismissed.

Registrant is not aware of any other material legal proceedings.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None; see Items 1 and 5 regarding mortgage defaults of certain Local Partnerships.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partners of the Erie Associates Limited Partnership (the "Erie Local Partnership") report that the Erie Local Partnership is several months in arrears under the terms of its amended and restated note, that a default has been declared by the lender and that discussions are currently being held with the lender.

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partners of Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") report that the first mortgage lender has declared a default pending restoration of the building's parapet. The Cobbet Local Partnership's property management has met with the lender and presented a plan of action which has been orally accepted by the lender. Although remediation is underway and is expected to be completed during September 1997, the property will remain in technical default until the work is completed.

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


Dated: August 13, 1997              /s/  Richard Paul Richman
       ---------------              -------------------------
                                         Richard Paul Richman
                                         President, Chief Executive Officer and
                                         Director of the general partner of the
                                         General Partner


Dated: August 13, 1997              /s/  Neal Ludeke
       ---------------              ----------------
                                         Neal Ludeke
                                         Vice President and Treasurer of the
                                         general partner of the General
                                         Partner(Principal Financial and
                                         Accounting Officer of Registrant)