Form 10-Q
period 1997-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 1997-11-14
CIK 830159

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q

(Mark One)
 [ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       ---

            EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1997

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

Yes X No ___.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                          PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                               Table of Contents                        Page


Balance  Sheets  as  of  September  29,  1997 (Unaudited)  and  March  30, 1997
   (Unaudited)............................................................3

Statements of Operations  for the three and six month periods ended
September 29, 1997 (Unaudited)and September 29, 1996 (Unaudited).......4

Statements of Cash Flows for the six months ended September 29, 1997 (Unaudited)
   and September 29, 1996 (Unaudited).....................................5

Notes to Financial Statements as of September 29, 1997 (Unaudited)........7


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                  BALANCE SHEETS
                                   (UNAUDITED)



                                                       September 29,   March 30,
                                                 Notes          1997          1997
                                                 ----- ---------------------------
ASSETS

Cash and cash equivalents                              $  185,219   $   284,108
Investments in bonds available-for-sale            2    3,045,513     2,883,959
Investment in local partnerships                   3    6,783,349     7,382,178
Interest receivable                                        59,293        61,716
                                                       ------------------------------

                                                       $ 10,073,374  $ 10,611,961
                                                       ============  ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                $        59,81$        91,237
  Payable to general partner                                  131,595         43,861
                                                       -----------------------------

                                                              191,406       135,098

Commitments and contingencies                     2,3

Partners' equity (deficit)

  General partner                                        (268,921)     (262,065)
  Limited partners (41,286 units of limited
   partnership interest outstanding)                    9,946,704    10,625,435
  Unrealized gain on investments in bonds          2          204,185        113,493
   available-for-sale, net

                                                           9,881,968    10,476,863

                                                       $ 10,073,374  $ 10,611,961
                                                       ============  ============



                         See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                         Three     Six Months     Three     Six Months
                                         Months       Ended       Months       Ended
                                         Ended      September     Ended      September
                                       September       29,      September       29,
                                          29,                      29,
                               Notes           1997         1997         1996         1996
                               -----  ---------------------------------------------------
REVENUE

 Interest                             $   60,361$       123,066$        63,332$       129,692
 Other income from local                         5,000           7,500
                                      -------------------------
partnerships

 TOTAL REVENUE                                 65,361       130,566          63,332         129,692
                                      ------------------------------------------------------

EXPENSES

Administration fees                       45,931      91,862       45,931      91,862
Management fee                            43,867      87,734       43,867      87,734
Professional fees                         11,960      33,561       24,808      41,333
Printing, postage and other               3,747          12,917           3,983          10,241
                                      ------------------------------------------------------

TOTAL EXPENSES                               105,505        226,074       118,589        231,170
                                      -----------------------------------------------------

Loss from operations                     (40,144)    (95,508)     (55,257)   (101,478)

Equity in loss of investment
  in local partnerships          3          (251,151)      (590,079)      (550,402)    (1,017,800)
                                      ----------------------------------------------------

NET LOSS                              $    (291,295)$    (685,587)$    (605,659)$  (1,119,278)
                                      ===================================================

NET LOSS ATTRIBUTABLE TO

  General partner                     $   (2,913)$        (6,856)$        (6,057)$       (11,193)
  Limited partners                          (288,382)      (678,731)      (599,602)   (1,108,085)
                                      ---------------------------------------------------

                                      $    (291,295)$    (685,587)$    (605,659)$  (1,119,278)
                                      ===================================================

NET LOSS per unit of limited
  partnership interest
  (41,286 units of limited            $          (6.99)$        (16.44)$        (14.52)$         (26.84)
                                      ======================================================
  partnership interest)



                         See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 1997 AND 1996
                                   (UNAUDITED)



                                                             1997           1996
                                                      --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                     $    133,412   $    140,627
Other income from local partnerships                       7,500
Cash paid for
  administration fees                                    (76,380)       (76,380)
  professional fees                                      (72,276)       (69,590)
  printing, postage and other expenses                      (21,110)        (2,796)
                                                      -------------  -------------

Net cash used in operating activities                       (28,854)        (8,139)
                                                      -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                 8,750         18,750
Maturity/redemption and sale of bonds                    178,432              75,000
Investment in bonds, includes $1,301 of accrued
  interest paid                                           (257,217)
  at purchase of investment

Net cash provided by (used in) investing activities         (70,035)         93,750
                                                      -------------  --------------

Net increase (decrease) in cash and cash equivalents     (98,889)        85,611

Cash and cash equivalents at beginning of period            284,108        397,120
                                                      -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    185,219   $    482,731
                                                      ============   ============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

  Unrealized gain (loss) on investments in bonds      $      90,692  $    (47,984)
                                                      =============  ============
  available-for-sale, net


------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.



                         See Notes to Financial Statements.


                        AMERICAN TAX CREDIT PROPERTIES L.P.
                       STATEMENTS OF CASH FLOWS - (Continued)
                    SIX MONTHS ENDED SEPTEMBER 29, 1997 AND 1996
                                    (UNAUDITED)



                                                         1997           1996
                                                 ---------------------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                         $     (685,587)$  (1,119,278)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local             590,079       1,017,800
  partnerships
  Amortization of net premium on investments in      14,288          15,509
  bonds
  Accretion of zero coupon bonds                     (7,666)         (8,152)
  Decrease in interest receivable                     3,724           3,578
  Increase in payable to general partner             87,734          87,734
  Decrease in accounts payable and accrued                 (31,426)           (5,330)
                                                 --------------------------------
  expenses


NET CASH USED IN OPERATING ACTIVITIES            $       (28,854$        (8,139)
                                                 ==============================



                         See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                             NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1997
                                      (UNAUDITED)



1. Basis of Presentation

   The  accompanying  unaudited  financial  statements  have  been  prepared  in
   accordance  with  generally  accepted   accounting   principles  for  interim
   financial  information.  They do not include all  information  and  footnotes required by generally accepted  accounting  principles for complete financial statements.  The results of  operations  are  impacted  significantly  by the combined results of operations of the Local Partnerships,  which are provided by the Local  Partnerships  on an  unaudited  basis during  interim  periods.
   Accordingly,  the  accompanying  financial  statements  are dependent on such unaudited  information.  In the opinion of the General Partner, the financial statements include all adjustments  necessary to present fairly the financial position as of  September  29, 1997 and the  results of  operations  and cash flows for the interim  periods  presented.  All  adjustments  are of a normal recurring  nature.  The  results  of  operations  for the three and six month periods  ended  September  29,  1997 are not  necessarily  indicative  of the results that may be expected for the entire year.

2. Investments in Bonds Available-For-Sale

   As of September 29, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                Gross     Gross
                                 Amortized   unrealized   unrealized   Estimated
    Description and maturity         cost         gains       losses  fair value
    Corporate debt securities
      After one year through fiv$    181,885 $      3,426 $          ($   185,244
      years
      After five years through    929,784       25,941      (1,209)     954,516
      ten years
      After ten years                 101,402           -        (2,317)      99,085
                                --------------------------------------------------

                                   1,213,071       29,367        (3,593)  1,238,845
                                ------------ ------------ -----------------------

    U.S. Treasury debt securities
      Within one year             319,468        1,309      (1,308)     319,469
      After one year through five 443,291       61,884      -           505,175
      years
      After five years through        659,944    125,064             -     785,008
                                ------------------------  ------------------------
      ten years

                                   1,422,703      188,257        (1,308)   1,609,652
                                ------------ ------------ ------------------------

    U.S. government and agency
    securities
      After ten years                 205,554           -        (8,538)     197,016
                                --------------------------------------------------

                                $ 2,841,328  $   217,624  $   (13,439)$ 3,045,513
                                ===========  ===========  =========== ===========



   In connection with an agreement between Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") and its first mortgage lender, the Partnership is contingently liable under a standby letter of credit in the amount of $242,529 which was issued on June 18, 1997 for the purpose of covering future operating deficits, if any, of the Cobbet Local Partnership. The letter of credit is secured by the Partnership's investment in a U.S. Treasury bond in the face amount of $257,000, purchased in June 1997. As of November 10, 1997, no amounts have been drawn on the letter of credit.


                          AMERICAN TAX CREDIT PROPERTIES L.P.
                      NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  SEPTEMBER 29, 1997
                                      (UNAUDITED)




3. Investment in Local Partnerships

   The  Partnership  owns a  limited  partnership  interest  in  nineteen  Local
   Partnerships  representing  capital  contributions in the aggregate amount of
   $34,510,290.  As of June 30, 1997, the Local  Partnerships  have  outstanding
   mortgage  loans  payable  totaling  approximately   $83,014,000  and  accrued
   interest payable on such loans totaling approximately  $5,402,000,  which are secured by security interests and liens common to mortgage loans on the Local
   Partnerships' real property and other assets.

   For the six  months  ended  September  29,  1997,  the  investment  in  Local
   Partnerships activity consists of the following:


    Investment in Local Partnerships as of                       $ 7,382,178
      March 30, 1997

    Equity in loss of investment in Local
      Partnerships for the six months ended                      (590,079)  (A)
      June 30, 1997

    Cash distributions received from Local
      Partnerships during the six months                                 (8,750)
      ended September 29, 1997

    Investment in Local Partnerships as of                       $ 6,783,349
                                                                 ===========
      September 29, 1997



   (A) Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,332,985 for the six months ended June 30, 1997 as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

Thecombined unaudited balance sheets of the Local Partnerships as of June 30, 1997 and December 31, 1996 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1997 and 1996 are reflected on pages 9 and 10, respectively.


                          AMERICAN TAX CREDIT PROPERTIES L.P.
                      NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1997
                                      (UNAUDITED)



3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 1997 and December 31, 1996 are as follows:

                                                         June 30,    December 31,
                                                                1997          1996
                                                       ---------------------------
    ASSETS
    Cash and other investments                         $       962,653$    1,218,425
    Rental receivable                                     306,427       260,272
    Escrow deposits and reserves                        3,909,461     3,133,429
    Land                                                4,416,035     4,416,035
    Buildings and improvements (net of accumulated
      depreciation of $33,668,650 and $31,649,149)     78,441,404    80,294,613
    Intangible assets (net of accumulated
      amortization of $881,332 and $836,753)            1,884,669     1,929,248
    Other                                                      819,939        965,578
                                                       -----------------------------

                                                       $ 90,740,588  $ 92,217,600
                                                       ============  ============

    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
    Liabilities

      Accounts payable and accrued expenses            $   1,332,636 $   1,267,704
      Due to related parties                            5,411,760     5,291,779
      Mortgage loans                                   83,013,692    83,114,342
      Notes payable                                       994,013     1,009,368
      Accrued interest                                  5,402,080     5,014,588
      Other                                                 2,069,622     2,034,144
                                                       ----------------------------

                                                          98,223,803    97,731,925
    Partners' equity (deficit)
      American Tax Credit Properties L.P.
       Capital contributions, net of distributions     33,950,139    33,971,389
       Cumulative loss                                  (27,165,540)  (26,575,461)

                                                            6,784,599     7,395,928
      General partners and other limited partners,
       including ATCP II
       Capital contributions, net of distributions        370,149       361,046
       Cumulative loss                                  (14,637,963)  (13,271,299)

                                                        (14,267,814)  (12,910,253)

                                                          (7,483,215)   (5,514,325)

                                                       $ 90,740,588  $ 92,217,600
                                                       ============  ============





-------------------------------------------------------------------------------
                                         10
-------------------------------------------------------------------------------

                          AMERICAN TAX CREDIT PROPERTIES L.P.
                      NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1997
                                      (UNAUDITED)



3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1997 and 1996 are as follows:

                                  Three Months   Six Months  Three Months   Six Months
                                      Ended        Ended         Ended        Ended
                                    June 30,      June 30,     June 30,      June 30,
                                           1997         1997          1996         1996
                                  -----------------------------------------------------
    REVENUE

    Rental                        $    3,989,511$    8,042,84$    3,914,166$    7,860,571
    Interest and other                      52,665        105,516          49,554        103,340
                                  --------------------------------------------------------

    TOTAL REVENUE                      4,042,176     8,148,35     3,963,720     7,963,911
                                  -------------------------------------------------------

    EXPENSES

    Administrative                   544,152    1,147,671       541,821    1,120,509
    Utilities                        315,320      749,726       320,194      734,432
    Operating, maintenance and       691,706    1,501,849       782,662    1,610,527
       other
    Taxes and insurance              482,850    1,009,510      496,942     1,015,086
    Interest (including
      amortization of $19,650,     1,736,283    3,676,844    2,026,274     3,895,768
      $44,579, $24,075 and
      $49,981)
    Depreciation                       1,007,905     2,019,501       998,803     1,989,278
                                  -------------------------------------------------------

    TOTAL EXPENSES                     4,778,216    10,105,101     5,166,696    10,365,600
                                  -------------------------------------------------------

    NET LOSS                      $     (736,040)$  (1,956,743)$  (1,202,976)$  (2,401,689)
                                  ======================================== =============

    NET LOSS ATTRIBUTABLE TO

      American Tax Credit         $     (251,151)$     (590,079)$     (550,402)$  (1,017,800)
       Properties L.P.
      General  partners and other  limited  partners,  including  ATCP II, which includes $468,446, $1,332,985, $618,588 and
       $1,340,411 of American           (484,889)    (1,366,664)      (652,574)    (1,383,889)
                                  -------------------------------------------------------
       Tax Credit Properties
       L.P. loss in excess of
       investment

                                  $     (736,040)$  (1,956,743)$  (1,202,976)$  (2,401,689)
                                  ======================================== =============


   The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for an entire operating period.





-------------------------------------------------------------------------------
                                         11
-------------------------------------------------------------------------------

                        AMERICAN TAX CREDIT PROPERTIES L.P.
                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                                 SEPTEMBER 29, 1997
                                    (UNAUDITED)



3. Investment in Local Partnerships (continued)

   The Partnership acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), a 190-unit complex located in Homestead, Florida in December 1988. In August 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The damage to the complex was covered by property insurance and the B & V Local Partnership was covered by rental interruption insurance. It was the intention of the local general partner of the B & V Local Partnership to reconstruct the complex, and thus preserve the Low-income Tax Credits. However, delays in the rebuilding of the complex occurred due to significant disagreements with the insurance company concerning selection of the contractor and the costs to rebuild the complex. In addition, the insurance carrier ceased making rental interruption insurance payments and subsequently the lender declared a default. While conducting repairs, which included completing 52 rental units which were placed in service, the B & V Local Partnership was unable to make required mortgage payments but undertook significant litigious efforts to effect a workout with the lender and cause the insurance company and contractor to perform under their obligations to rebuild the complex, which included reorganization plans, bankruptcy proceedings, binding arbitration and voluntary nonbinding mediation. Despite such efforts, the complex lost 32 rental units pursuant to a quick-take eminent domain proceeding in April 1996 and the remainder of the complex was ultimately lost in April 1997 when the Bankruptcy Court ordered title transfer of the Property. However, the final disposition of the bankruptcy has yet to occur and therefore the combined balance sheet of the Local Partnerships as of June 30, 1997 includes the assets and liabilities of the B & V Local Partnership, including land, buildings and mortgage payable, among other things. In December 1996, in connection with the bankruptcy and foreclosure proceedings surrounding the B & V Local Partnership, the Bankruptcy Court determined the value of the Property owned by the B & V Local Partnership which resulted in the recognition of an impairment loss which was included in the combined statement of operations of the Local Partnerships for the year ended December 31, 1996. Because the Partnership's investment balance in the B & V Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1995, the aforementioned impairment and loss of the Property had no effect on the financial position, results of operations or cash flows of the Partnership as of and for the six months ended September 29, 1997. The net effect of the disposition of the bankruptcy is expected to be allocated fully to the local general partner of the B & V Local Partnership and therefore would have no effect on the financial position, results of operations or cash flow of the Partnership. In addition, the Partnership will not utilize the future Low-income Tax Credits associated with the B & V Local Partnership and limited partners will incur a tax credit recapture for a portion of previous years' Low-income Tax Credits because the Property was not held through the entire Compliance Period.

   As part of the overall plan and arrangement with the local general partner of the B & V Local Partnership (see discussion above), the Partnership owns a 99% limited partnership interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, which was acquired from principals of the local general partner of the B & V Local Partnership during the year ended March 30, 1995. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership was not completed. Under the terms of the limited partnership agreement between the Partnership and the B & V Phase I Local Partnership, the Partnership made its full capital contribution of $140,000 in October 1994 with total Low-income Tax Credits expected to be allocated to the Partnership over the period 1994 through 1998 of approximately $499,000. Prior to the acquisition, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement between the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December

                        AMERICAN TAX CREDIT PROPERTIES L.P.
                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                                 SEPTEMBER 29, 1997
                                    (UNAUDITED)



3. Investment in Local Partnerships (continued)

   1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership has complied with this order and all payments accruing since December 1996 through November 1997 have been made. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. On April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy-out prices to be paid to the lender at future designated dates. On July 14, 1997, the Bankruptcy Court approved a stipulation between the lender and the B & V Phase I Local Partnership which incorporated the tentative agreement. Under the terms of the stipulation, the plan of reorganization is required to be filed with the Bankruptcy Court within 60 days of the date of the stipulation unless extended by the parties. On September 10, 1997, the B & V Phase I Local Partnership filed a plan of reorganization with the Bankruptcy Court, and on October 28, 1997 the Bankruptcy Court issued an order approving the Disclosure Statement filed in connection therewith and setting a timetable for confirming the plan. Provided that the proposed plan of reorganization is confirmed and the B & V Phase I Local Partnership is not required to make debt service payments in excess of current levels, the Partnership does not anticipate any recapture of Low-income Tax Credits or interruption in Low-income Tax Credits allocated from the B & V Phase I Local Partnership through December 31, 1997. The Partnership's investment balance in the B & V Phase I Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1996.

   Erie Associates Limited Partnership (the "Erie Local Partnership") is operating pursuant to an amended and restated note (the "Amended Note") dated December 1, 1994 which matures on December 1, 1997. The original financing called for mandatory debt service of $7,647 per month, while the Amended Note requires monthly mandatory debt service of $5,883. The Local General Partners of the Erie Local Partnership report that the Erie Local Partnership is several months in arrears under the terms of the Amended Note, that a default has been declared by the lender and that discussions are currently being held with the lender.

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

                        AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1997, Registrant has not experienced a significant change in financial condition as compared to March 30, 1997. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the six months ended September 29, 1997, Registrant received cash from interest earnings, maturities of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in bonds, which investment serves as collateral for a standby letter of credit posted in connection with a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $63,000 during the six months ended September 29, 1997, which increase includes a net unrealized gain recorded on investments in bonds of approximately $91,000, the amortization of net premium on investments in bonds of approximately $14,000 and the accretion of zero coupon bonds of approximately $8,000. During the six months ended September 29, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1997 of $590,079 and cash distributions received from Local Partnerships of $8,750.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program (the "Restructuring Program") which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships, whose Section 8 contracts expired during 1996 and were extended for one year, have applied for treatment under the Restructuring Program during 1997. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and
(ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 1997, revenue from operations and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and required deferral of property management fees.

Although Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") is current on its mortgage obligation, certain needed repairs of the building caused a technical default under the first mortgage. In connection with the repairs, the Cobbet Local Partnership utilized a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any. Registrant has purchased a U.S. Treasury bond in the face amount of $257,000 to secure a replacement letter of credit. The repairs are substantially complete as of November 10, 1997. The Cobbet Local Partnership was originally financed with a first mortgage with mandatory monthly payment terms with The Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments").

                        AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an
Operating Deficit Loan program ("ODL") which supplemented the scheduled reduction in the Operating Subsidy Payments. MHFA recently announced its policy to modify the ODL program in order to save MHFA revenue. In the future, properties will not be receiving the ODL operating supplement and MHFA anticipates that some, if not all of the properties which previously qualified under the ODL program will be unable to make their required debt service payments. As a result, MHFA expects the properties to require workouts. MHFA has indicated that as part of such workouts, the owner of a property may have to provide additional equity. The affordable housing developers in Massachusetts have collectively obtained legal counsel to determine their rights in connection with MHFA's recent unilateral decisions. Although the Cobbet Local Partnership has recently ceased receiving ODL funds, it has sustained operations by deferring property management fees and utilizing funds which would otherwise be deposited to its reserve for replacements. The future financial viability of the Cobbet Local Partnership is highly uncertain given the recent actions taken by MHFA. The terms of the partnership agreement of the Cobbet Local Partnership require the Local General Partners of the Cobbet Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Cobbet Local Partnership incurred an operating deficit for the six months ended June 30, 1997 of approximately $74,000, which includes property management fees of approximately $33,000. Accordingly, the net operating deficit was approximately $41,000, which amount includes fixed asset additions of approximately $43,000. Of Registrant's total annual Low-income Tax Credits, approximately 8% is allocated from the Cobbet Local Partnership.

The terms of the partnership agreement of Erie Associates Limited Partnership (the "Erie Local Partnership") require the Local General Partners of the Erie Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Erie Local Partnership is operating pursuant to an amended and restated note (the "Amended Note") dated December 1, 1994 which matures on December 1, 1997. The original financing called for Mandatory Debt Service of $7,647 per month, while the Amended Note requires monthly Mandatory Debt Service of $5,883. The Local General Partners of the Erie Local Partnership report that the Erie Local Partnership is several months in arrears under the terms of the Amended Note, that a default has been declared by the lender and that discussions are currently being held with the lender. Of Registrant's total annual Low-income Tax Credits, approximately 2% is allocated from the Erie Local Partnership.

Registrant acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), a 190-unit complex located in Homestead, Florida in December 1988. In August 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The damage to the complex was covered by property insurance and the B & V Local Partnership was covered by rental interruption insurance. It was the intention of the Local General Partner of the B & V Local Partnership to reconstruct the complex, and thus preserve the Low-income Tax Credits. However, delays in the rebuilding of the complex occurred due to significant disagreements with the insurance company concerning selection of the contractor and the costs to rebuild the complex. In addition, the insurance carrier ceased making rental interruption insurance payments and subsequently the lender declared a default. While conducting repairs, which included completing 52 rental units which were placed in service, the B & V Local Partnership was unable to make required mortgage payments but undertook significant litigious efforts to effect a workout with the lender and cause the insurance company and contractor to perform under their obligations to rebuild the complex, which included reorganization plans, bankruptcy proceedings, binding arbitration and voluntary nonbinding mediation. Despite such efforts, the complex lost 32 rental units pursuant to a quick-take eminent domain proceeding in April 1996 and the remainder of the complex was ultimately lost in April 1997 when the Bankruptcy Court ordered title transfer of the Property. However, the final disposition of the bankruptcy has yet to occur. Registrant's investment balance in the B & V Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1995.

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

As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), Registrant owns a 99% limited partnership interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, which was acquired from principals of the Local General Partner of the B & V Local Partnership during the year ended March 30, 1995. The purpose of acquiring an interest in the B & V Phase I Local Partnership was to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership was not completed. Under the terms of the limited partnership agreement between Registrant and the B & V Phase I Local Partnership, Registrant made its full capital contribution of $140,000 in October 1994 with total Low-income Tax Credits expected to be allocated to Registrant over the period 1994 through 1998 of approximately $499,000. Prior to the acquisition, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement between the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership has complied with this order and all payments accruing since December 1996 through November 1997 have been made. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. On April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy-out prices to be paid to the lender at future designated dates. On July 14, 1997, the Bankruptcy Court approved a stipulation between the lender and the B & V Phase I Local Partnership which incorporated the tentative agreement. Under the terms of the stipulation, the plan of reorganization is required to be filed with the Bankruptcy Court within 60 days of the date of the stipulation unless extended by the parties. On September 10, 1997, the B & V Phase I Local Partnership filed a plan of reorganization with the Bankruptcy Court and on October 28, 1997 the Bankruptcy Court issued an order approving the Disclosure Statement filed in connection therewith and setting a timetable for confirming the plan. Provided that the proposed plan of reorganization is confirmed and the B & V Phase I Local Partnership is not required to make debt service payments in excess of current levels, Registrant does not anticipate any recapture of Low-income Tax Credits or interruption in Low-income Tax Credits allocated from the B & V Phase I Local Partnership through December 31, 1997. However, unless alternative sources of financing can be secured, no assurances can be made concerning 1998. Registrant's investment balance in the B & V Phase I Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1996. Of Registrant's total annual Low-income Tax Credits (prior to the loss of the B & V Local Partnership) approximately 1% is allocated from the B & V Phase I Local Partnership.

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

Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Three Months Ended September 29, 1997

For the three months ended September 29, 1997, Registrant had a net loss of approximately $291,000, which included an equity in loss of investment in Local Partnerships of approximately $251,000 for the three months ended June 30, 1997. Registrant's loss from operations for the three months ended September 29, 1997 of approximately $40,000 was attributable to interest revenue of approximately $60,000 and other income from a Local Partnership of approximately $5,000, exceeded by operating expenses of approximately $105,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $468,000.

The Local Partnerships' net loss of approximately $736,000 for the three months ended June 30, 1997 was attributable to rental and other revenue of approximately $4,042,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $3,750,000 and approximately $1,028,000 of depreciation and amortization expenses.

Three Months Ended September 29, 1996

For the three months ended September 29, 1996, Registrant had a net loss of approximately $606,000, which included an equity in loss of investment in Local Partnerships of approximately $551,000 for the three months ended June 30, 1996. Registrant's loss from operations for the three months ended September 29, 1996 of approximately $55,000 was attributable to interest revenue of approximately $63,000, exceeded by operating expenses of approximately $118,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $619,000.

The Local Partnerships' net loss of approximately $1,203,000 for the three months ended June 30, 1996 was attributable to rental and other revenue of approximately $3,964,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,144,000 and approximately $1,023,000 of depreciation and amortization expenses.

Six Months Ended September 29, 1997

For the six months ended September 29, 1997, Registrant had a net loss of approximately $686,000, which included an equity in loss of investment in Local Partnerships of approximately $590,000 for the six months ended June 30, 1997. Registrant's loss from operations for the six months ended September 29, 1997 of approximately $96,000 was attributable to interest revenue of approximately $123,000 and other income from a Local Partnership of approximately $7,000, exceeded by operating expenses of approximately $226,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $1,333,000.

The Local Partnerships' net loss of approximately $1,957,000 for the six months ended June 30, 1997 was attributable to rental and other revenue of approximately $8,148,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $8,041,000 and approximately $2,064,000 of depreciation and amortization expenses.

                        AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 29, 1996

For the six months ended September 29, 1996, Registrant had a net loss of approximately $1,119,000, which included an equity in loss of investment in Local Partnerships of approximately $1,018,000 for the six months ended June 30, 1996. Registrant's loss from operations for the six months ended September 29, 1996 of approximately $101,000 was attributable to interest revenue of approximately $130,000, exceeded by operating expenses of approximately $231,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $1,340,000.

The Local Partnerships' net loss of approximately $2,402,000 for the six months ended June 30, 1996 was attributable to rental and other revenue of approximately $7,964,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $8,327,000 and approximately $2,039,000 of depreciation and amortization expenses.


Three and Six Month Periods Ended September 29, 1997 v.
Three and Six Month Periods Ended September 29, 1996

Registrant's operations for the three months ended September 29, 1997 resulted in a net loss of approximately $291,000 as compared to a net loss of approximately $606,000 for the three months ended September 29, 1996. The decrease in net loss is primarily attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $299,000, which is primarily the result of a decrease in the net operating losses of certain Local Partnerships.

Registrant's operations for the six months ended September 29, 1997 resulted in a net loss of approximately $686,000 as compared to a net loss of approximately $1,119,000 for the six months ended September 29, 1996. The decrease in net loss is primarily attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $428,000, which is primarily the result of a decrease in the net operating losses of certain Local Partnerships.

                         AMERICAN TAX CREDIT PROPERTIES L.P.

                             Part II - OTHER INFORMATION

Item 1.     Legal Proceedings

B & V Phase I, Ltd. (the "B & V Phase I Local Partnership") was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement of the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership has complied with this order and all payments accruing during the period from December 1996 through August 1997 have been made. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. As of April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy out prices to be paid to the lender at future designated dates. On July 14, 1997, the Bankruptcy Court approved a stipulation between the lender and the B & V Phase I Local Partnership which incorporated the tentative agreement. Under the terms of the stipulation, the plan of reorganization is required to be filed with the Bankruptcy Court within 60 days of the date of the stipulation unless extended by the parties. On September 10, 1997, the B & V Phase I Local Partnership filed a plan of reorganization with the Bankruptcy Court and on October 28, 1997 the Bankruptcy Court issued an order approving the Disclosure Statement filed in connection therewith and setting a timetable for confirming the plan.

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

On December 16, 1993, the Federal Local Partnership filed a lawsuit against Henry Cisneros (in his capacity as Secretary of HUD and the Housing Authority of the City of Fort Lauderdale, Florida ("FLHA") for violating the Administrative Procedure Act. The suit alleged that the defendants used an incorrect figure for debt service in determining the base rent component of the Federal Local Partnership's Housing Assistance Payments Contract rents, resulting in rents at a level insufficient to service the Federal Local Partnership's co-insured first mortgage and, as a further result, the amount of the maximum insurable first mortgage was reduced and the local general partner of the Federal Local
Partnership had to provide approximately $1,299,000 to the Federal Local Partnership. The Federal Local Partnership sought payment of the difference in rents dating from 1988 to the present and recovery of all legal fees. The Court had previously ruled in favor of the defendants and the Federal Local Partnership's subsequent appeals have been denied.

A former tenant of Gulf Shores Apartments Ltd. (the "Gulf Shores Local Partnership") had brought suit against the Gulf Shores Local Partnership, among others, in connection with an alleged wrongful eviction. The former tenant's suit, which sought damages of $13,000,000, was dismissed on April 22, 1997 as a result of the former tenant not being present at a court proceeding. The former tenant had the right to file for reinstatement of the suit within ninety days of the dismissal. The Gulf Shores Local Partnership has reported that this suit has been dismissed and that a subsequent appeal has been denied.

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

      As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partners of Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") report that the first mortgage lender has declared a default pending restoration of the building's parapet. The Cobbet Local Partnership's property management has met with the lender and presented a plan of action which has been orally accepted by the lender. The remediation is substantially complete as of November 10, 1997.

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


Dated: November 13, 1997           /s/   Richard Paul Richman
       -----------------           --------------------------
                              Richard Paul Richman
                                      President, Chief Executive Officer and
                                      Director of the general partner of the
                                 General Partner


Dated: November 13, 1997    /s/   Neal Ludeke
                                  Neal Ludeke
                                      Vice President and Treasurer of the
                                   general partner
                                      of the General Partner
                                      (Principal Financial and Accounting
                             Officer of Registrant)