Form 10-Q
period 1997-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 1998-02-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
          ---

For the quarterly period ended December 30, 1997

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

Yes X No ___.

                                                           11



                                          AMERICAN TAX CREDIT PROPERTIES L.P.

                                             PART I - FINANCIAL INFORMATION


Item 1. Financial Statements



Table of Contents                       Page
Balance Sheets as of December 30, 1997
(Unaudited) and March 30, 1997(Unaudited)                                  3

Statements of Operations for the three and nine month periods ended
December 30, 1997 (Unaudited)and December 30, 1996 (Unaudited)             4

Statements of Cash Flows for the nine months ended
December 30, 1997 (Unaudited)and December 30, 1996 (Unaudited)             5

Notes to Financial Statements as of December 30, 1997 (Unaudited)          7



                                          AMERICAN TAX CREDIT PROPERTIES L.P.
                                                     BALANCE SHEETS
                                                      (UNAUDITED)



                                                                                   December 30,          March 30,
                                                                        Notes            1997                 1997
                                                                        -----   ----------------------------------

ASSETS

Cash and cash equivalents                                                         $     115,775      $      284,108
Investments in bonds available-for-sale                                   2           2,934,031           2,883,959
Investment in local partnerships                                          3           6,530,390           7,382,178
Interest receivable                                                                      56,531              61,716
                                                                                 --------------      ----------------

                                                                                    $ 9,636,727        $ 10,611,961
                                                                                    ===========        ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                          $      44,275      $        91,237
   Payable to general partner                                                                                 43,861
                                                                                ------------------- ----------------

                                                                                         44,275             135,098
                                                                                 --------------      --------------

Commitments and contingencies                                            2,3

Partners' equity (deficit)

   General partner                                                                     (272,062)           (262,065)
   Limited partners (41,286 units of limited partnership interest
     outstanding)                                                                     9,635,770          10,625,435
   Unrealized gain on investments in bonds available-for-sale, net        2             228,744             113,493
                                                                                  -------------      ---------------

                                                                                      9,592,452          10,476,863
                                                                                   ------------       -------------

                                                                                   $  9,636,727        $ 10,611,961
                                                                                   ============        ============



                                           See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)



                                                          Three Months       Nine Months       Three Months       Nine Months
                                                         Ended December    Ended December     Ended December    Ended December
                                                              30,                30,               30,                30,
                                               Notes             1997              1997               1996              1996
                                               -----    --------------------------------------------------------------------

REVENUE

 Interest                                               $         62,289  $        185,355   $         65,924  $        195,616
 Other income from local partnerships                                                7,500              1,222             1,222
                                                        ------------------------------------ ----------------- ------------------

 TOTAL REVENUE                                                    62,289           192,855             67,146           196,838
                                                        ----------------  ----------------   ----------------  ----------------

EXPENSES

Administration fees                                             45,931            137,793            45,931            137,793
Management fee                                                  43,866            131,600            43,866            131,600
Professional fees                                               23,588             57,149            90,627            131,960
Printing, postage and other                                     12,520             25,437             7,363             17,604
                                                        ----------------- -----------------  ----------------- -----------------

TOTAL EXPENSES                                                  125,905           351,979           187,787            418,957
                                                        ----------------  ----------------   ---------------   ----------------

Loss from operations                                           (63,616)          (159,124)         (120,641)          (222,119)

Equity in loss of investment in local
   partnerships                                  3             (250,459)         (840,538)          (415,297)       (1,433,097)
                                                        ---------------   ---------------    ---------------   ---------------

NET LOSS                                                $     (314,075)    $     (999,662)   $     (535,938)    $   (1,655,216)
                                                        ==============     ==============    ==============     ==============

NET LOSS ATTRIBUTABLE TO

   General partner                                      $        (3,141) $         (9,997)  $         (5,359) $        (16,552)
   Limited partners                                            (310,934)         (989,665)          (530,579)       (1,638,664)
                                                        ---------------   ---------------    ---------------   ---------------

                                                        $     (314,075)    $     (999,662)   $     (535,938)    $   (1,655,216)
                                                        ==============     ==============    ==============     ==============

NET LOSS per unit of limited partnership
   interest (41,286 units of limited
   partnership interest)                                $        (7.53)    $       (23.97)   $       (12.85)    $      (39.69)
                                                        ================= ================   ================  =================



                                           See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                                                      1997                  1996
                                                                               ------------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                              $      201,504        $      213,601
Other income from local partnerships                                                    7,500                 1,222
Cash paid for
   administration fees                                                               (145,534)             (145,534)
   management fee                                                                    (175,461)             (175,461)
   professional fees                                                                  (84,939)             (145,583)
   printing, postage and other expenses                                               (36,868)              (14,624)
                                                                               ---------------       ---------------

Net cash used in operating activities                                                (233,798)             (266,379)
                                                                               --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                             11,250                18,750
Maturity/redemption and sale of bonds                                                 311,432               135,000
Investments in bonds, includes $1,301 of accrued interest paid at purchase
   of investment                                                                     (257,217)
                                                                               --------------

Net cash provided by investing activities                                                65,465             153,750
                                                                               ----------------      --------------

Net decrease in cash and cash equivalents                                            (168,333)             (112,629)

Cash and cash equivalents at beginning of period                                       284,108              397,120
                                                                               ---------------       --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $      115,775        $      284,491
                                                                               ==============        ==============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net         $      115,251        $        (8,731)
                                                                               ==============        ================


------------------------------------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.



                                           See Notes to Financial Statements.

                                           AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 1997 AND 1996
                                                       (UNAUDITED)



                                                                                       1997                  1996
                                                                               --------------------  ------------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                          $   (999,662)        $  (1,655,216)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                                  840,538             1,433,097
   Amortization of net premium on investments in bonds                                  21,432                24,223
   Accretion of zero coupon bonds                                                      (11,769)              (12,228)
   Decrease in interest receivable                                                       6,486                 5,990
   Decrease in payable to general partner                                              (43,861)              (43,861)
   Decrease in accounts payable and accrued expenses                                   (46,962)              (18,384)


NET CASH USED IN OPERATING ACTIVITIES                                             $   (233,798)         $   (266,379)
                                                                                  ============          ============




                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 1997
                                   (UNAUDITED)



1.   Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance  with  generally  accepted  accounting  principles  for  interim financial  information.  They do not include all  information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations  are impacted  significantly  by the combined  results  of  operations  of the  Local  Partnerships,  which  are provided by the Local  Partnerships  on an unaudited  basis during  interim periods.  Accordingly,  the accompanying financial statements are dependent on such unaudited  information.  In the opinion of the General Partner, the financial  statements  include all adjustments  necessary to present fairly the  financial  position  as of  December  30,  1997  and  the  results  of
     operations  and  cash  flows  for  the  interim  periods   presented.   All
     adjustments are of a normal recurring nature. The results of operations for the  three  and  nine  month  periods  ended  December  30,  1997  are  not necessarily  indicative  of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.

2.   Investments in Bonds Available-For-Sale

     As of December 30, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                                       Gross              Gross
                                                   Amortized         unrealized        unrealized         Estimated
      Description and maturity                        cost             gains             losses           fair value
      Corporate debt securities
        After one year through five years       $     181,153     $       3,247      $         (116)    $     184,284
        After five years through ten years           927,305             38,978            -                  966,283
        After ten years                               101,369                 -              (2,743)           98,626
                                                -------------     ------------------ --------------    --------------

                                                   1,209,827             42,225              (2,859)        1,249,193
                                                ------------      -------------      --------------      ------------

      U.S. Treasury debt securities
        Within one year                              256,732             -                 (1,557)            255,175
        After one year through five years            516,856             86,573            -                  603,429
        After five years through ten years            512,215           105,528                  -            617,743
                                                -------------     -------------      ------------------ -------------

                                                   1,285,803            192,101              (1,557)        1,476,347
                                                ------------      -------------      --------------      ------------

      U.S. government and agency securities
        After ten years                               209,657                  -             (1,166)          208,491
                                                -------------     ---------------------------------     -------------

                                                 $ 2,705,287       $    234,326      $      (5,582)       $ 2,934,031
                                                 ===========       ============      =============        ===========

     In connection with an agreement between Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") and its first mortgage lender, the Partnership is contingently liable under a standby letter of credit in the amount of $242,529 which was issued on June 18, 1997 for the purpose of covering future operating deficits, if any, of the Cobbet Local
     Partnership. The letter of credit is secured by the Partnership's investment in a U.S. Treasury bond in the face amount of $257,000. As of February 13, 1998, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1997
                                   (UNAUDITED)



3.   Investment in Local Partnerships

     The Partnership  acquired a limited partnership  interest in nineteen Local
     Partnerships representing capital contributions in the aggregate amount of $34,510,290. As of September 30, 1997, the Local Partnerships have outstanding mortgage loans payable totaling approximately $77,437,000 and accrued interest payable on such loans totaling approximately $4,092,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the nine months  ended  December  30,  1997,  the  investment  in Local
Partnerships activity consists of the following:


       Investment in Local Partnerships as of March 30, 1997                                 $  7,382,178

       Equity in loss of investment in Local Partnerships                                        (840,538) (A)

       Cash distributions received from Local Partnerships                                        (11,250)
                                                                                            -------------

       Investment in Local Partnerships as of December 30, 1997                              $  6,530,390
                                                                                             ============


      (A) Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,730,634 for the nine months ended September 30, 1997 as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

      The combined unaudited balance sheets of the Local Partnerships as of September 30, 1997 and December 31, 1996 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1997 and 1996 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1997
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 1997 and December 31, 1996 are as follows:

                                                                                    September 30,        December 31,
                                                                                          1997                 1996
                                                                                 ----------------------------------
      ASSETS

      Cash and other investments                                                   $    1,171,304      $    1,218,425
      Rental receivable                                                                   290,844             260,272
      Escrow deposits and reserves                                                      3,341,252           3,133,429
      Land                                                                              4,075,735           4,416,035
      Buildings and improvements (net of accumulated depreciation of
        $33,612,010 and $31,649,149)                                                   76,093,820          80,294,613
      Intangible assets (net of accumulated amortization of $699,230 and
        $836,753)                                                                       1,845,667           1,929,248
      Other                                                                               741,722             965,578
                                                                                  ---------------     ---------------

                                                                                     $ 87,560,344        $ 92,217,600
                                                                                     ============        ============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                       $   1,061,153       $   1,267,704
        Due to related parties                                                          5,014,034           5,291,779
        Mortgage loans                                                                 77,436,853          83,114,342
        Notes payable                                                                     994,013           1,009,368
        Accrued interest                                                                4,091,604           5,014,588
        Other                                                                             357,123           2,034,144
                                                                                  ---------------      --------------

                                                                                       88,954,780          97,731,925
                                                                                    -------------       -------------
      Partners' equity (deficit)

        American Tax Credit Properties L.P.
           Capital contributions, net of distributions                                 33,948,889          33,971,389
           Cumulative loss                                                            (27,415,999)        (26,575,461)
                                                                                     ------------        ------------

                                                                                        6,532,890           7,395,928
                                                                                   --------------      --------------
        General partners and other limited partners, including ATCP II
           Capital contributions, net of distributions                                    677,937             361,046
           Cumulative loss                                                             (8,605,263)        (13,271,299)
                                                                                    -------------        ------------

                                                                                       (7,927,326)        (12,910,253)

                                                                                       (1,394,436)         (5,514,325)

                                                                                     $ 87,560,344        $ 92,217,600
                                                                                     ============        ============

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1997
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined  statements of operations  of the Local  Partnerships  for the three and nine  month  periods  ended  September  30,  1997 and 1996 are as follows:
                                                     Three Months     Nine Months Ended     Three Months     Nine Months Ended
                                                    Ended September     September 30,      Ended September     September 30,
                                                          30,                                    30,
                                                            1997              1997                 1996              1996
                                                   ----------------------------------------------------------------------
      REVENUE

      Rental                                       $    3,889,391       $  11,932,233     $    4,061,202       $  11,921,773
      Interest and other                                   71,925             177,441             62,906             166,246
                                                   ----------------   ---------------     ----------------   ----------------

      TOTAL REVENUE                                     3,961,316          12,109,674          4,124,108          12,088,019
                                                   --------------       -------------     --------------      --------------

      EXPENSES

      Administrative                                      500,970           1,648,641            541,236           1,661,745
      Utilities                                           259,059           1,008,785            244,298             978,730
      Operating, maintenance and other                    801,068           2,302,917            858,101           2,468,628
      Taxes and insurance                                 446,978           1,456,488            671,077           1,686,163
      Interest (including amortization of
        $14,371, $58,950, $24,988 and $74,969)          1,620,428           5,297,272          1,944,095           5,839,863
      Depreciation                                        992,507           3,012,008            985,250           2,974,528
                                                   --------------      --------------     ---------------     --------------

      TOTAL EXPENSES                                    4,621,010          14,726,111          5,244,057          15,609,657
                                                    -------------       -------------     --------------       -------------

      NET LOSS FROM OPERATIONS BEFORE
        EXTRAORDINARY ITEM                               (659,694)         (2,616,437)        (1,119,949)         (3,521,638)

      EXTRAORDINARY ITEM

      Extraordinary gain on extinguishment of
        debt                                            6,441,935           6,441,935
                                                    -------------       -------------

      NET INCOME (LOSS)                             $   5,782,241        $  3,825,498      $  (1,119,949)      $  (3,521,638)
                                                    =============        ============      =============       =============

      NET INCOME (LOSS) ATTRIBUTABLE TO

        American Tax Credit Properties L.P.         $    (250,459)       $   (840,538)    $     (415,297)      $  (1,433,097)
        General partners and other limited
           partners, including ATCP II, which
           includes specially allocated items
           of income to certain general partners of
           $6,761,326 for the three and nine
           month periods ended September 30, 1997
           and $397,649, $1,730,634, $684,788 and
           $2,025,199 of American Tax Credit
           Properties  L.P. loss in
           excess of investment                         6,032,700           4,666,036           (704,652)        (2,088,541)
                                                   --------------       -------------     --------------     --------------
                                                    $   5,782,241     $  3,825,498         $  (1,119,949)      $  (3,521,638)
                                                    =============     ============ ====    =============       =============

     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for an entire operating period.

-------------------------------------------------------------------------------

-----------------------------------------------------------------------------
                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1997
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The Partnership acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), a 190-unit complex located in Homestead, Florida in December 1988. In August 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The damage to the complex was covered by property insurance and the B & V Local Partnership was covered by rental interruption insurance. It was the intention of the local general partner of the B & V Local Partnership to reconstruct the complex, and thus preserve the Low-income Tax Credits. However, delays in the rebuilding of the complex occurred due to significant disagreements with the insurance company concerning selection of the contractor and the costs to rebuild the complex. In addition, the insurance carrier ceased making rental interruption insurance payments and subsequently the lender declared a default. While conducting repairs, which included completing 52 rental units which were placed in service, the B & V Local Partnership was unable to make required mortgage payments but undertook significant litigious efforts to effect a workout with the lender and cause the insurance company and contractor to perform under their obligations to rebuild the complex, which included reorganization plans, bankruptcy proceedings, binding arbitration and voluntary nonbinding mediation. Despite such efforts, the complex lost 32 rental units pursuant to a quick-take eminent domain proceeding in April 1996 and the remainder of the complex was ultimately lost in April 1997 when the Bankruptcy Court ordered title transfer of the Property. In December 1996, in connection with the bankruptcy and foreclosure proceedings surrounding the B & V Local Partnership, the Bankruptcy Court determined the value of the Property owned by the B & V Local Partnership which resulted in the recognition of an impairment loss which was included in the combined statement of operations of the Local Partnerships for the year ended December 31, 1996. Because the Partnership's investment balance in the B & V Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1995, the net effect of the disposition of the bankruptcy has been fully allocated to the local general partner of the B & V Local Partnership in the third fiscal quarter; therefore, the aforementioned impairment and loss of the property had no effect on the financial position, results of operations or cash flows of the Partnership as of and for the nine months ended December 30, 1997. The Partnership will not utilize the future Low-income Tax Credits associated with the B & V Local Partnership and limited partners will incur a tax credit recapture for a portion of previous years' Low-income Tax Credits because the property was not held through the entire Compliance Period.

     As part of the overall plan and arrangement with the local general partner of the B & V Local Partnership (see discussion above), the Partnership owns a 99% limited partnership interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, which was acquired from principals of the local general partner of the B & V Local Partnership during the year ended March 30, 1995. The Partnership acquired an interest in the B & V Phase I Local Partnership in order to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership was not completed. Under the terms of the limited partnership agreement between the Partnership and the B & V Phase I Local Partnership, the Partnership made its full capital contribution of $140,000 in October 1994 with total Low-income Tax Credits expected to be allocated to the Partnership over the period 1994 through 1998 of approximately $499,000. Prior to the acquisition, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement between the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership has complied with this order and all payments accruing since December 1996 through February 1998 have been made. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However,

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1997
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. On April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy-out prices to be paid to the lender at future designated dates. On July 14, 1997, the Bankruptcy Court approved a stipulation between the lender and the B & V Phase I Local Partnership which incorporated the tentative agreement. Under the terms of the stipulation, the plan of reorganization is required to be filed with the Bankruptcy Court within 60 days of the date of the stipulation unless extended by the parties. On September 10, 1997, the B & V Phase I Local Partnership filed a plan of reorganization with the Bankruptcy Court, and on October 28, 1997 the Bankruptcy Court issued an order approving the Disclosure Statement filed in connection therewith and setting a timetable for confirming the plan. The plan of reorganization was confirmed on or about December 9, 1997. The Partnership's investment balance in the B & V Phase I Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1996.

     Although Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") is current on its mortgage obligation, certain needed repairs of the building caused a technical default under the first mortgage. In connection with the repairs, the Cobbet Local Partnership utilized a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any. The Partnership has purchased a U.S. Treasury bond in the face amount of $257,000 to secure a replacement letter of credit. The repairs have been completed and, upon engineering review and final payment to contractors, property management will notify the lender of such completion. The Cobbet Local Partnership was originally financed with a first mortgage with mandatory monthly payment terms with The Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an Operating Deficit Loan program ("ODL") which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997 MHFA announced its intention to eliminate the ODL program in order to save MHFA revenue, such that properties will no longer be receiving the ODL and MHFA anticipates that some, if not all of the properties which previously qualified under the ODL program will be unable to make their required debt service payments. As a result, MHFA expects the properties to require workouts. MHFA has indicated that as part of such workouts, the owner of a property may have to provide additional equity. The affordable housing developers in Massachusetts have collectively obtained legal counsel to determine their rights in connection with MHFA's recent unilateral decisions. Notwithstanding the foregoing, the Cobbet Local Partnership has continued to offset its monthly mortgage payment by the originally scheduled ODL of approximately $10,000 per month through December 1997. The Cobbet Local Partnership's scheduled ODL for 1998 was approximately $14,000 per month. Accordingly, although the Cobbet Local Partnership has reported near break even operations for the nine months ended September 30, 1997, the future financial viability of the Cobbet Local Partnership is highly uncertain given the recent actions taken by MHFA.

     Erie Associates Limited Partnership (the "Erie Local Partnership") is operating pursuant to an amended and restated mortgage (the "Amended Mortgage") dated December 1, 1994. The original financing called for mandatory debt service of $7,647 per month, while the Amended Mortgage requires monthly mandatory debt service of $5,883 through December 1, 1997, on which date all outstanding amounts were due and payable. The local general partners of the Erie Local Partnership report that the Erie Local Partnership has not made all required payments under the terms of the Amended Mortgage, that a default has been declared by the lender and that discussions are currently being held with the lender.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1997
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     Although 4611 South Drexel Limited Partnership (the "South Drexel Local Partnership") reported above break even operations during the nine months ended September 30, 1997, the South Drexel Local Partnership was declared in default of its first mortgage during December 1997 for failure to make required payments during the four months ended December 1997. Such monthly payments include principal and interest of approximately $7,500 plus escrow for real estate taxes and insurance. As a result, the Partnership commenced actions to remove the local general partner and the affiliated property management agent. In an effort to appease the lender, the Partnership made a payment to the lender during January 1998, thereby reducing the delinquency to two months. The local general partner has informed the Partnership of its intent to cooperate with the Partnership's removal actions.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 1997, Registrant has not experienced a significant change in financial condition as compared to March 30, 1997. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the nine months ended December 30, 1997, Registrant received cash from interest earnings, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in bonds, which investment serves as collateral for a standby letter of credit posted in connection with a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $118,000 during the nine months ended December 30, 1997, which decrease includes a net unrealized gain recorded on investments in bonds of approximately $115,000, the amortization of net premium on investments in bonds of approximately $21,000 and the accretion of zero coupon bonds of approximately $12,000. During the nine months ended December 30, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1997 of $840,538 and cash distributions received from Local Partnerships of $11,250.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. Two Local Partnerships, whose HAP Contracts expired during 1996 and were extended for one year, have applied for treatment under the Restructuring Program during 1997. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and
(ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 1997, revenue from operations and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Although Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") is current on its mortgage obligation, certain needed repairs of the building caused a technical default under the first mortgage. In connection with the repairs, the Cobbet Local Partnership utilized a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any. Registrant has purchased a U.S. Treasury bond in the face amount of $257,000 to secure a replacement letter of credit. The repairs have been completed and, upon engineering review and final payment to contractors, property management will notify the lender of such completion. The Cobbet Local Partnership was originally financed with a first mortgage with mandatory monthly payment terms with The Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an Operating Deficit Loan program ("ODL") which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997 MHFA announced its intention to eliminate the ODL program in order to save MHFA revenue, such that properties will no longer be receiving the ODL and MHFA anticipates that some, if not all of the properties which previously qualified under the ODL program will be unable to make their required debt service payments. As a result, MHFA expects the properties to require workouts. MHFA has indicated that as part of such workouts, the owner of a property may have to provide additional equity. The affordable housing developers in Massachusetts have collectively obtained legal counsel to determine their rights in connection with MHFA's recent unilateral decisions. Notwithstanding the foregoing, the Cobbet Local Partnership has continued to offset its

                       AMERICAN TAX CREDIT PROPERTIES L.P.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

monthly  mortgage  payment  by the  originally  scheduled  ODL of  approximately
$10,000 per month through December 1997. The Cobbet Local Partnership's scheduled ODL for 1998 was approximately $14,000 per month. Accordingly, although the Cobbet Local Partnership has reported near break even operations for the nine months ended September 30, 1997, the future financial viability of the Cobbet Local Partnership is highly uncertain given the recent actions taken by MHFA. Of Registrant's total annual Low-income Tax Credits, (prior to the loss of the B & V Local Partnership) approximately 8% is allocated from the Cobbet Local Partnership. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits have been allocated since 1989 and are scheduled to expire in 1999.

The terms of the partnership agreement of Erie Associates Limited Partnership (the "Erie Local Partnership") require the Local General Partners of the Erie Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Erie Local Partnership is operating pursuant to an amended and restated mortgage (the "Amended Mortgage") dated December 1, 1994. The original financing called for Mandatory Debt Service of $7,647 per month, while the Amended Mortgage requires monthly Mandatory Debt Service of $5,883 through December 1, 1997, on which date all outstanding amounts were due and payable. The Local General Partners of the Erie Local Partnership report that the Erie Local Partnership has not made all required payments under the terms of the Amended Mortgage, that a default has been declared by the lender and that discussions are currently being held with the lender. Of Registrant's total annual Low-income Tax Credits, (prior to the loss of the B & V Local Partnership) approximately 2% is allocated from the Erie Local Partnership.

Although 4611 South Drexel Limited Partnership (the "South Drexel Local Partnership") reported above break even operations during the nine months ended September 30, 1997, the South Drexel Local Partnership was declared in default of its first mortgage during December 1997 for failure to make required payments during the four months ended December 1997. Such monthly payments include principal and interest of approximately $7,500 plus escrow for real estate taxes and insurance. As a result, Registrant commenced actions to remove the Local General Partner and the affiliated property management agent. In an effort to appease the lender, Registrant made a payment to the lender during January 1998, thereby reducing the delinquency to two months. The Local General Partner has informed Registrant of its intent to cooperate with Registrant's removal actions.

Registrant acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), a 190-unit complex located in Homestead, Florida in December 1988. In August 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The damage to the complex was covered by property insurance and the B & V Local Partnership was covered by rental interruption insurance. It was the intention of the Local General Partner of the B & V Local Partnership to reconstruct the complex, and thus preserve the Low-income Tax Credits. However, delays in the rebuilding of the complex occurred due to significant disagreements with the insurance company concerning selection of the contractor and the costs to rebuild the complex. In addition, the insurance carrier ceased making rental interruption insurance payments and subsequently the lender declared a default. While conducting repairs, which included completing 52 rental units which were placed in service, the B & V Local Partnership was unable to make required mortgage payments but undertook significant litigious efforts to effect a workout with the lender and cause the insurance company and contractor to perform under their obligations to rebuild the complex, which included reorganization plans, bankruptcy proceedings, binding arbitration and voluntary nonbinding mediation. Despite such efforts, the complex lost 32 rental units pursuant to a quick-take eminent domain proceeding in April 1996 and the remainder of the complex was ultimately lost in April 1997 when the Bankruptcy Court ordered title transfer of the Property. Registrant's investment balance in the B & V Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1995. As a result of the eminent domain proceeding by the City of Homestead, Registrant incurred a recapture of Low-income Tax Credits taken through December 1995 of approximately $5 per Unit and will forego future Low-income Tax Credits associated with such rental units of approximately $5 per Unit for the period January 1996 through 1998. As a result of the lender's foreclosure of the 158 rental units, Registrant estimates a recapture of Low-income Tax Credits taken through December 1996 of approximately $35 per Unit for Unit holders of record as of April 1997 and will forego future Low-income Tax Credits associated with the 158 rental units of approximately $10 per Unit for the period January 1997 through 1998.

                       AMERICAN TAX CREDIT PROPERTIES L.P.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), Registrant owns a 99% limited partnership interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owns a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, which was acquired from principals of the Local General Partner of the B & V Local Partnership during the year ended March 30, 1995. Registrant acquired an interest in the B & V Phase I Local Partnership in order to mitigate potential adverse consequences of a loss of Low-income Tax Credits in the event that the rebuilding of the apartment complex owned by the B & V Local Partnership was not completed. Under the terms of the limited partnership agreement between Registrant and the B & V Phase I Local Partnership, Registrant made its full capital contribution of $140,000 in October 1994 with total Low-income Tax Credits expected to be allocated to Registrant over the period 1994 through 1998 of approximately $499,000. Prior to the acquisition, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement between the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership has complied with this order and all payments accruing since December 1996 through February 1998 have been made. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. On April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy-out prices to be paid to the lender at future designated dates. On July 14, 1997, the Bankruptcy Court approved a stipulation between the lender and the B & V Phase I Local Partnership which incorporated the tentative agreement. Under the terms of the stipulation, the plan of reorganization is required to be filed with the Bankruptcy Court within 60 days of the date of the stipulation unless extended by the parties. On September 10, 1997, the B & V Phase I Local Partnership filed a plan of reorganization with the Bankruptcy Court and on October 28, 1997 the Bankruptcy Court issued an order approving the Disclosure Statement filed in connection therewith and setting a timetable for confirming the plan. The plan of reorganization was confirmed on or about December 9, 1997. Unless alternative sources of financing can be secured, no assurances can be made concerning any recapture of Low-income Tax Credits or interruption in Low-income Tax Credits allocated from the B & V Phase I Local Partnership during 1998. Registrant's investment balance in the B & V Phase I Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1996. Of Registrant's total annual Low-income Tax Credits (prior to the loss of the B & V Local Partnership) approximately 1% is allocated from the B & V Phase I Local Partnership.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's

                       AMERICAN TAX CREDIT PROPERTIES L.P.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

Cumulative losses and cash distributions in excess of investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion above under Material Changes in Financial Condition regarding Local Partnerships currently operating below economic break even levels.

Three Months Ended December 30, 1997

For the three months ended December 30, 1997, Registrant had a net loss of approximately $314,000, which included an equity in loss of investment in Local Partnerships of approximately $250,000 for the three months ended September 30, 1997. Registrant's loss from operations for the three months ended December 30, 1997 of approximately $64,000 was attributable to interest revenue of approximately $62,000, exceeded by operating expenses of approximately $126,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $398,000.

The Local Partnerships' net loss from operations before extraordinary item of approximately $660,000 for the three months ended September 30, 1997 was attributable to rental and other revenue of approximately $3,961,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $3,614,000 and approximately $1,007,000 of depreciation and amortization expenses.

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

Nine Months Ended December 30, 1997

For the nine months ended December 30, 1997, Registrant had a net loss of approximately $1,000,000, which included an equity in loss of investment in Local Partnerships of approximately $841,000 for the nine months ended September 30, 1997. Registrant's loss from operations for the nine months ended December 30, 1997 of approximately $159,000 was attributable to interest revenue of approximately $185,000 and other income from Local Partnerships of approximately $8,000, exceeded by operating expenses of approximately $352,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $1,731,000.

The Local Partnerships' net loss from operations before extraordinary item of approximately $2,616,000 for the nine months ended September 30, 1997 was attributable to rental and other revenue of approximately $12,110,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $11,655,000 and approximately $3,071,000 of depreciation and amortization expenses.

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

Three and Nine Month Periods Ended December 30, 1997 v.
Three and Nine Month Periods Ended December 30, 1996

Registrant's operations for the three months ended December 30, 1997 resulted in a net loss of approximately $314,000 as compared to a net loss of approximately $536,000 for the three months ended December 30, 1996. The decrease in net loss is primarily attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $165,000, which is primarily the result of a decrease in the net operating losses of certain Local Partnerships, and a decrease in Registrant's professional fees of approximately $67,000 due to a decline in legal expenses incurred in connection with the B & V and B & V Phase I Local Partnerships.

Registrant's operations for the nine months ended December 30, 1997 resulted in a net loss of approximately $1,000,000 as compared to a net loss of approximately $1,655,000 for the nine months ended December 30, 1996. The decrease in net loss is primarily attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $593,000, which is primarily the result of a decrease in the net operating losses of certain Local Partnerships, and a decrease in Registrant's professional fees of approximately $75,000 due to a decline in legal expenses incurred in connection with the B & V and B & V Phase I Local Partnerships.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                           Part II - OTHER INFORMATION


Item 1.  Legal Proceedings

         B & V Phase I, Ltd. (the "B & V Phase I Local Partnership") was damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Under an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement of the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership has complied with this order and all payments accruing during the period from December 1996 through February 1998 have been made. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. As of April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy out prices to be paid to the lender at future designated dates. On July 14, 1997, the Bankruptcy Court approved a stipulation between the lender and the B & V Phase I Local Partnership which incorporated the tentative agreement. Under the terms of the stipulation, the plan of reorganization is required to be filed with the Bankruptcy Court within 60 days of the date of the stipulation unless extended by the parties. On September 10, 1997, the B & V Phase I Local Partnership filed a plan of reorganization with the Bankruptcy Court and on October 28, 1997 the Bankruptcy Court issued an order approving the Disclosure Statement filed in connection therewith and setting a timetable for confirming the plan. The plan of reorganization was approved on or about December 9, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 5.  Other Information

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partners of Erie Associates Limited Partnership (the "Erie Local Partnership") report that the Erie Local Partnership has not made all required payments under the terms of its amended and restated mortgage, that a default has been declared by the lender and that discussions are currently being held with the lender.

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partners of Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") report that the first mortgage lender has declared a default pending restoration of the building's parapet. The remediation has been completed and, upon engineering review and final payment to contractors, property management will notify the lender of such completion.

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of 4611 South Drexel Limited Partnership (the "South Drexel Local Partnership") reported that the South Drexel Local Partnership was declared in default of its first mortgage during December 1997 for failure to make required payments during the four months ended December 1997. Such monthly payments include principal and interest of approximately $7,500 plus escrow for real estate taxes and insurance. As a result, Registrant commenced actions to remove the local general partner and the affiliated property management agent. In an effort to appease the lender, Registrant made a payment to the lender during January 1998, thereby reducing the delinquency to two months. The local general partner has informed Registrant of its intent to cooperate with Registrant's removal actions.


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


Dated: February 13, 1998                           /s/  Richard Paul Richman
       -----------------                           -------------------------
                              Richard Paul Richman
                                        President, Chief Executive Officer and
                                        Director of the general partner of the
                                 General Partner


Dated: February 13, 1998               /s/  Neal Ludeke
       -----------------               ----------------
                        Neal Ludeke
                             Vice President and Treasurer
                             of the General Partner
                            (Principal Financial and Accounting
                             Officer of Registrant)