Form 10-K
period 1998-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 1998-06-30
CIK 830159

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K
                  (Mark One)
               [X]ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 1998

                                        OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ____________

                                     0-17619
                             (Commission File Number)
                       American Tax Credit Properties L.P.
       (Exact name of registrant as specified in its governing instruments)

         Delaware                                         13-3458875
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  organization)
Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                                    06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (203) 869-0900
                                                                 --------------


Securities registered pursuant to Section 12(b) of the Act:

           None                                                             None
(Title of each Class)                (Name of each exchange on which registered)
Securities registered pursuant
to Section 12(g) of the Act:

                          Units of Limited Partnership Interest
------------------------------------------------------------------------------
                                     (Title of Class)

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

                                      PART I

Item 1.     Business

Formation

American Tax Credit Properties L.P. ("Registrant"), a Delaware limited partnership, was formed on February 12, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant invested in nineteen such Properties including one Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the "Historic Rehabilitation Tax Credit"). Registrant considers its activity to constitute a single industry segment.

Richman Tax Credit Properties L.P. (the "General Partner"), a Delaware limited partnership, was formed on February 10, 1988 to act as the general partner of Registrant. The general partners of the General Partner are Richard Paul Richman and Richman Tax Credit Properties Inc. ("Richman Tax"), a Delaware corporation which is wholly-owned by Richard Paul Richman. Richman Tax is an affiliate of The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988.

The Amendment No. 2 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "Commission") on April 29, 1988 pursuant to the Securities Act of 1933 under Registration Statement No. 33-20391, and was declared effective on May 4, 1988. Reference is made to the prospectus dated May 6, 1988, as supplemented by Supplement No. 1 and Supplement No. 2 dated August 11, 1988 and September 20, 1988, respectively, filed with the Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 51 through 75 of the Prospectus is incorporated herein by reference.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act and Taxpayer Relief Act of 1997 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.      Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. In April 1997, B & V, Ltd. suffered its final event of recapture of Low-income Tax Credits due to a hurricane which substantially damaged the property owned by such Local Partnership and the failure of the property to be fully-rebuilt, primarily due to the non-performance of the insurance company and the resulting foreclosure action taken by the lender. In May 1998, B & V Phase I, Ltd. (the "B & V Phase I Local Partnership") suffered an event of recapture of Low-income Tax Credits resulting from the same hurricane and a resulting foreclosure (see Part I, Item 3 - Legal Proceedings herein). Due to delays in the reconstruction of the complex, the B & V Phase I Local Partnership was unable to comply with the terms of its agreement with the lender. In April 1998, Erie Associates Limited Partnership suffered a potential event of recapture as a result of a foreclosure sale directed by the lender, due to accumulated arrearages under the terms of the mortgage (see Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations herein).

Although  Registrant  generally owns a 98.9%-99%  limited  partnership  interest
("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, acquired a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. (the "Santa Juanita Local Partnership"); the ownership percentages of Registrant and ATCP II of the Santa Juanita Local Partnership are 34.64% and 64.36%, respectively.

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on pages 5 and 6). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act whereby the United States Department of Housing and Urban Development ("HUD") has been given authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has additional programs (the "Restructuring Program") which, in general, provide for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships' Section 8 contracts are scheduled to expire in 1998.

                                                                   Mortgage
                                                                    loans
Name of Local Partnership                 Number                 payable as of    Subsidy
Name of apartment complex                   of       Capital     December 31,    (see footnotes)
                                          rental   contribution      1997
Apartment complex location                units
4611 South Drexel Limited Partnership
South Drexel Apartments
Chicago, Illinois                            44     $ 352,433   $    1,362,810       (1d)

B & V, Ltd.
Homestead Apartments
Homestead, Florida                          158     2,050,795 (3)        -- (4)

B & V Phase I, Ltd.
Gardens of Homestead
Homestead, Florida                           97       140,000 (3)    2,638,947       (1a)

Blue Hill Housing Limited Partnership
Blue Hill Housing
Grove Hall, Massachusetts                   144      4,506,082       6,527,094       (1a)

Cityside Apartments, L.P.
Cityside Apartments
Trenton, New Jersey                         126      6,098,990       7,802,632       (1a)

Cobbet Hill Associates Limited
Partnership
Cobbet Hill Apartments                      117      4,910,942       13,638,653     (1a&c)
Lynn, Massachusetts

Dunbar Limited Partnership
Spring Grove Apartments
Chicago, Illinois                           100      1,518,229        3,998,205     (1a&e)

Dunbar Limited Partnership No. 2
Park View Apartments
Chicago, Illinois                           102      1,701,849        4,578,433     (1a&e)

Erie Associates Limited Partnership
Erie Apartments
Springfield, Massachusetts                   18        755,736          914,034      (1b)

Federal Apartments Limited Partnership
Federal Apartments
Fort Lauderdale, Florida                    164      2,832,224        5,255,821      (1a)








Item 2.     Properties (continued)




                                                                  Mortgage
                                                                   loans
Name of Local Partnership                Number                  payable as of   Subsidy
Name of apartment complex                of          Capital    December 31,  (see footnotes)
                                         rental                     1997
Apartment complex location               units   contribution
Golden Gates Associates
Golden Gates
Brooklyn, New York                           85       $879,478      $4,640,520      (1c)

Grove Park Housing, A California
Limited Partnership Grove Park
Apartments                                  104      1,634,396       6,902,010      (1a)
Garden Grove, California

Gulf Shores Apartments Ltd.
Morgan Trace Apartments
Gulf Shores, Alabama                         50        352,693       1,489,807      (1c)

Hilltop North Associates, A Virginia
Limited Partnership Hilltop North
Apartments                                  160      1,414,524       3,309,917      (1a)
Richmond, Virginia

Madison-Bellefield Associates
Bellefield Dwellings
Pittsburgh, Pennsylvania                    158      1,047,744       3,579,463      (1a)

Pine Hill Estates Limited Partnership
Pine Hill Estates
Shreveport, Louisiana                       110        613,499       2,425,687     (1a&e)

Santa Juanita Limited Dividend
Partnership L.P.
Santa Juanita Apartments                     45        313,887 (2)   1,508,243      (1a)
Bayamon, Puerto Rico

Vista del Mar Limited Dividend
Partnership L.P.
Vista del Mar Apartments                    152       3,097,059      5,335,087       (1a)
Fajardo, Puerto Rico

Winnsboro Homes Limited Partnership
Winnsboro Homes
Winnsboro, Louisiana                         50         289,730      1,211,824      (1a&e)
                                                  ------------------------------

                                                   $ 34,510,290   $ 77,119,187
                                                  =============   ==============

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








Item 2.     Properties (continued)

          (d) The City of Chicago Housing Authority allows qualified low-income tenants to receive rental certificates.

                (e) The Local Partnership's Section 8 contract is scheduled to expire in 1998.

        (2)     The capital contribution reflects Registrant's obligation only.

        (3) In August 1992, the property sustained considerable damage by Hurricane Andrew. See Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations included herein for further information.

        (4) As of March 30, 1998, the Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheet of the Local Partnerships as of December 31, 1997 in Note 5 to the financial statements.

Item 3.     Legal Proceedings

The B & V Phase I Local Partnership was damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement of the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership complied with this order. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11
Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. On April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy-out prices to be paid to the lender at future designated dates. On July 14, 1997, the Bankruptcy Court approved a stipulation between the lender and the B & V Phase I Local Partnership which incorporated the tentative agreement. On September 10, 1997, the B & V Phase I Local Partnership filed a plan of reorganization with the Bankruptcy Court and on October 28, 1997 the Bankruptcy Court issued an order approving the Disclosure Statement filed in connection therewith and setting a timetable for confirming the plan. The plan of reorganization was confirmed on or about December 9, 1997. Because alternative sources of financing could not be secured, the property was transferred to the lender in May 1998.

On March 5, 1990, Stonebridge Associates ("Stonebridge") filed a lawsuit against Federal Apartments Limited Partnership (the "Federal Local Partnership") for repayment of an unsecured, non-interest bearing note in the amount of $96,000. The suit was filed in the First Judicial District Court in Caddo Parish, Louisiana. The suit alleged that the defendant was required to pay down such note upon the receipt of the second installment of the capital contribution obligation from Registrant. Such capital contribution payment was made by Registrant to the Federal Local Partnership on December 27, 1989. The Federal Local Partnership contended that Stonebridge is not entitled to such payment. The Court ruled in favor of the Federal Local Partnership and Stonebridge has appealed the ruling.

On December 16, 1993, the Federal Local Partnership filed a lawsuit against Henry Cisneros (in his capacity as Secretary of HUD) and the Housing Authority of the City of Fort Lauderdale, Florida ("FLHA") for violating the Administrative Procedure Act. The suit alleged that the defendants used an incorrect figure for debt service in determining the base rent component of the Federal Local Partnership's Housing Assistance Payments Contract rents, resulting in rents at a level insufficient to service the Federal Local Partnership's co-insured first mortgage and, as a further result, the amount of the







--------------------------------------------------------------------------------
Item 3.     Legal Proceedings (continued)
--------------------------------------------------------------------------------

maximum insurable first mortgage was reduced and the local general partner of the Federal Local Partnership had to provide approximately $1,299,000 to the Federal Local Partnership. The Federal Local Partnership sought payment of the difference in rents dating from 1988 to the present and recovery of all legal fees. The Court had previously ruled in favor of the defendants and the Federal Local Partnership's subsequent appeals were denied.

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







                                     PART II

Item 5.     Market for Registrant's Common Equity
      and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 20, 1998 was 2,603, holding 41,286 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant's Units) are provided to Merrill Lynch by independent valuation services. These estimated values are based on financial and other information available to the independent services (1) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May month-end client account statements and (2) on the prior March 31st for reporting on June through November month-end client account statements of the same year. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant's assets over its remaining life.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant annual cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 1998 and 1997.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset Federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1997 and 1996 and the cumulative Tax Credits allocated from inception through December 31, 1997 are as follows:

                                         Historic                     Net
                                       Rehabilitation            Low-income
                                        Tax Credits                  Tax
                                                                   Credits
        Tax year ended December       $     --                 $    98.94
        31, 1997
        Tax year ended December             --                     139.27
        31, 1996
        Cumulative  totals            $   71.88                $ 1,298.22



Registrant expects to generate total Tax Credits from investments in Local Partnerships of approximately $1,545 per Unit through December 31, 1999, net of circumstances which have given rise to recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).







Item 6.     Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

                                                    Years
                                                 Ended March 30,

                           1998          1997         1996         1995          1994
                     ----------------------------------------------------------------
Interest and other   $   261,201 $     259,193 $    274,591  $   289,248  $   291,695
                     ============= ======================================= ============
  revenue

Equity in loss of
  investment in      $(1,484,136)  $(2,049,756) $(2,240,958) $(2,319,646)  $(3,817,612)
  local partnership  ============  ===========  ===========  ===========   ===========



Net loss             $(1,684,224)  $(2,384,219) $(2,425,508) $(2,498,880)  $(4,002,184)
                     ===========   ===========  ===========  ===========   ===========

Net loss per unit of
  limited            $   (40.39)    $   (57.17) $    (58.11) $    (59.92)  $    (95.97)
  partnership        ====================================================================
  interest

                                                    As of
                                                  March 30,

                           1998        1997          1996         1995           1994
                     -----------------------------------------------------------------



Total assets         $  9,011,845   $10,611,961   $13,040,183    $15,370,194   $17,766,222
                     =============  ===========   ===========    ===========   ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in two closings with aggregate limited partners' capital contributions of $41,286,000. In connection with the offering of the sale of Units, Registrant incurred organization and offering costs of approximately $4,781,000 and established a working capital reserve of approximately $2,271,000. The remaining net proceeds of approximately $34,234,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit under
Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"); one Local Partnership owns a Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48 (g) of the Internal Revenue Code of 1986. Any adjustments to the capital contributions made by Registrant to the Local Partnerships under the terms of the Local Partnerships' partnership agreements have resulted in an adjustment to Registrant's working capital reserve. Registrant has utilized Net Proceeds, after making any necessary adjustments, in acquiring an interest in nineteen Local Partnerships.

As of March 30, 1998, Registrant has cash and cash equivalents and investments in bonds totaling $3,067,026, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 1998, Registrant's investments in bonds represent corporate bonds of $1,253,831, U.S. Treasury bonds of $1,212,484 and U.S. government agency bonds of $212,280 with various maturity dates ranging from 1999 to 2023. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 1998, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investing in bonds, and providing capital to a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $101,000 during the year ended March 30, 1998 (which included a net unrealized gain on investments in bonds of approximately $120,000, the amortization of net premium on investments in bonds of approximately $29,000 and the accretion of zero coupon bonds of approximately $16,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.








Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1997 of $1,484,136 and cash distributions received from Local Partnerships of $17,500 (exclusive of distributions from Local Partnerships of $20,000 classified as other income), partially offset by capital provided to a Local Partnership of $10,533. Payable to general partner in the accompanying balance sheet as of March 30, 1998 represents accrued management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

Cumulative losses and cash distributions in excess of investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under
Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 1998, 1997 and 1996 resulted in net losses of $1,684,224, $2,384,219 and $2,425,508, respectively. The decrease in net loss from 1997 to 1998 is primarily attributable to (i) a decrease in equity in loss of investment in Local Partnerships of approximately $566,000, which is primarily the result of a decrease in the net operating losses of those Local Partnerships that continue to have an investment balance as of December 31, 1997 and (ii) a decrease in professional fees of approximately $128,000, which is primarily the result of expenses incurred in connection with B & V Ltd. (the "B & V Local Partnership") and B & V Phase I Ltd. (the "B & V Phase I Local Partnership"). The decrease in net loss from 1996 to 1997 is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $191,000, which is primarily the result of (i) an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $386,000 (exclusive of losses incurred from the eminent domain proceeding and the impairment loss in connection with the B & V Local Partnership), in accordance with the equity method of accounting partially offset by (ii) an increase in the expenses of the Local Partnerships, which in the aggregate is partially offset by an increase in professional fees which is primarily the result of legal expenses incurred in connection with the B & V Local Partnership and the B & V Phase I Local Partnership.

The Local Partnerships' loss from operations of approximately $5,434,000 for the year ended December 31, 1997 includes depreciation and amortization expense of approximately $4,109,000, interest on non-mandatory debt of approximately
$690,000 and a loss from impairment of long-lived assets of approximately $744,000, and does not include principal payments on permanent mortgages of approximately $479,000. The Local Partnerships' loss from operations for the year ended December 31, 1997 does not include the gain from the extinguishment of debt of $6,441,935, which is reflected as an extraordinary item. of approximately $9,901,000 for the year ended December 31, 1996 includes depreciation and amortization expense of approximately $4,122,000, a loss from impairment of long-lived assets and eminent domain proceeding of approximately $4,808,000 and interest on non-mandatory debt of approximately $647,000, and does not include principal payments on permanent mortgages of approximately $577,000. The Local Partnership's net loss of approximately $4,837,000 for the year ended December 31, 1995 includes depreciation and amortization expense of approximately $4,150,000 and interest on non-mandatory debt of approximately $492,000, and does not include principal payments on permanent mortgages of approximately $568,000. The results of operations of the Local Partnerships for the year ended December 31, 1997 are not necessarily indicative of the results that may be expected in future periods.






Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. Four Local Partnerships' HAP Contracts are scheduled to expire in 1998. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 1997, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

In connection with certain repairs required by the lender (the Massachusetts Housing Finance Agency) ("MHFA") of Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership"), MHFA drew on a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any. In June 1997, Registrant provided funds to establish collateral to secure a replacement letter of credit. Although the repairs have been completed and the Cobbet Local Partnership has notified MHFA of such completion, the Cobbet Local Partnership has not received the anticipated notice from MHFA that the default has been cured. The Cobbet Local Partnership was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that the Cobbet Local Partnership will no longer be receiving the ODL, without which the Cobbet Local Partnership would be unable to make the full Mandatory Debt Service payments on its first mortgage. Although MHFA has notified the Cobbet Local Partnership and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers the mortgages to be in default, the Local General Partners have agreed to a plan propose by MHFA to recapitalize the Cobbet Local Partnership from capital to be received from the admission of a new limited partner. Such limited partner would receive a substantial portion of the annual allocation of the Cobbett Local Partnership's tax losses commencing January 1, 1999, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in the Cobbet Local Partnership to avoid recapture of Low-income Tax Credits. Although the Cobbett Local Partnership has executed the MHFA documents, there can be no assurance that a suitable limited partner will be attracted and provide the needed capital contribution, in which circumstance MHFA would be expected to retain its rights under the loan documents. The future financial viability of the Cobbet Local Partnership is highly uncertain. Of Registrant's total annual Low-income Tax Credits, (prior to the loss of the B & V Local Partnership) approximately 8% is allocated from the Cobbet Local Partnership. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits have been allocated since 1989 and are scheduled to expire in 1999.

Erie Associates Limited Partnership (the "Erie Local Partnership"), which is in the tenth year of the Low-income Tax Credit period, is subject to an amended and restated note (the "Amended Note") dated December 1, 1994 (which matured on December 1, 1997) and is entitled to a project-based rental subsidy under Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts, which contract is subject to a year to year renewal. The

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

original financing called for Mandatory Debt Service of $7,647 per month, while the Amended Note required monthly Mandatory Debt Service of $5,883. The Local General Partners reported that the Erie Local Partnership was several months in arrears under the terms of the Amended Note, that a default was declared by the lender and that discussions were being held with the lender. While negotiations were ongoing, the lender conducted a foreclosure sale of the property in April 1998. Registrant has been advised by its counsel that the foreclosure sale can be "unwound" for tax purposes (thereby avoiding any recapture of Low-income Tax Credit benefits) if, prior to December 31, 1998, the Erie Local Partnership repurchases the property and Registrant (or a third party) purchases and reinstates the Amended Note. Registrant has offered to purchase the Amended Note (provided that the property is reconveyed to the Erie Local Partnership) for the face amount thereof, but to date, the lender has not agreed. As a result of the uncertainty of future operating income, the combined financial statements of the Local Partnerships for the year ended December 31, 1997 include a loss from impairment of long-lived assets of $744,126, which represents an adjustment of the real property of the Erie Local Partnership. As a result, Registrant recognized additional equity in loss of its investment in the Erie Local Partnership of approximately $99,000 in connection with the aforementioned impairment and Registrant's investment balance, after the cumulative equity losses, became zero during the year ended March 30, 1998. In the event Registrant is unsuccessful in its attempt to purchase the Amended Note and the property is not reconveyed to the Erie Local Partnership, Registrant estimates a recapture of Low-income Tax Credits taken through December 1997, including interest, of approximately $20 per Unit for Unit holders of record as of April 1998 and it would lose the ability to utilize remaining Low-income Tax Credits of approximately $4 per Unit for 1998. annual Low-income Tax Credits (prior to the loss of the B & V Local Partnership) approximately 2% is allocated from the Erie Local Partnership.

Although 4611 South Drexel Limited Partnership (the "South Drexel Local Partnership") reported above break even operations during the year ended December 31, 1997, the South Drexel Local Partnership was declared in default of its first mortgage during December 1997 for failure to make required payments during the four months then ended. As a result, Registrant removed the original Local General Partner and the affiliated property management agent. In an effort to appease the lender, Registrant made a payment to the lender during January 1998 and the mortgage is reportedly current as of June 18, 1998. Although the original Local General Partner had informed Registrant of its intent to cooperate with Registrant's removal actions, the original Local General Partner is now disputing the removal and has not delivered partnership documents and records despite several requests. The replacement Local General Partner and Registrant are considering their options, including litigation if necessary.

In December 1988, Registrant acquired a 99% limited partnership interest in the B & V Local Partnership, which owned a 190-unit complex located in Homestead, Florida. In August 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The damage to the complex was covered by property insurance and the B & V Local Partnership was covered by rental interruption insurance. It was the intention of the Local General Partner to reconstruct the complex, and thus preserve the Low-income Tax Credits. However, delays in the rebuilding of the complex occurred due to significant disagreements with the insurance company concerning selection of the contractor and the costs to rebuild the complex. In addition, the insurance carrier ceased making rental interruption insurance payments and subsequently the lender declared a default. While conducting repairs, which included completing 52 rental units which were placed in service, the B & V Local Partnership was unable to make required mortgage payments, but undertook significant litigious efforts to effect a workout with the lender and cause the insurance company and contractor to perform under their obligations to rebuild the complex, which included reorganization plans, bankruptcy proceedings, binding arbitration and voluntary nonbinding mediation. Despite such efforts, the complex lost 32 rental units pursuant to a quick-take eminent domain proceeding in April 1996 and the remainder of the complex was ultimately lost in April 1997 when the Bankruptcy Court ordered title transfer of the Property. Registrant's investment balance in the B & V Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1995. As a result of the eminent domain proceeding by the City of Homestead, Registrant incurred a recapture of Low-income Tax Credits taken through December 1995 of approximately $5 per Unit and lost the ability to utilize remaining Low-income Tax Credits associated with such rental units of approximately $5 per Unit for the period January 1996 through 1998. As a result of the lender's foreclosure of the 158 rental units, Registrant incurred a recapture of Low-income Tax Credits taken through December 1996 of approximately $35 per Unit for Unit holders of record as of April 1997 and lost the ability to utilize remaining Low-income Tax Credits associated with the 158 rental units of approximately $10 per Unit for the period January 1997 through 1998.

As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), Registrant acquired a 99% limited partnership interest in the B & V Phase I Local Partnership, which

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

owned a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, which was acquired from principals of the Local General Partner during the year ended March 30, 1995. Prior to the acquisition, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local
Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. On January 14, 1997, by agreement between the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership complied with this order. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. On April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy-out prices to be paid to the lender at future designated dates. On July 14, 1997, the Bankruptcy Court approved a stipulation between the lender and the B & V Phase I Local Partnership which incorporated the tentative agreement. On September 10, 1997, the B & V Phase I Local Partnership filed a plan of reorganization with the Bankruptcy Court and on October 28, 1997 the Bankruptcy Court issued an order approving the Disclosure Statement filed in connection therewith and setting a timetable for confirming the plan. The plan of reorganization was confirmed on or about December 9, 1997. Because alternative sources of financing could not be secured, the property was transferred to the lender in May 1998. Registrant's investment balance in the B & V Phase I Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1996. As a result of the lender's foreclosure, Registrant estimates a recapture of Low-income Tax Credits taken through December 1997, including interest, of approximately $3 per Unit for Unit holders of record as of May 1998 and lost the ability to utilize remaining Low-income Tax Credits of approximately $2 per Unit for 1998.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Adoption of Accounting Standard

Registrant has adopted SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. The adoption of SFAS Nos. 128 and 129 has not materially impacted Registrant's reported earnings, financial condition, cash flows or presentation of the financial statements.

Accounting Standard not yet Adopted

On March 31, 1998, Registrant adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 is not expected to have a material impact on Registrant's financial position and results of operations.

                          AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8.     Financial Statements and Supplementary Data


                                Table of Contents


Independent Auditors' Report.................................................

Balance Sheets as of March 30, 1998 and 1997.................................

Statements of Operations for the years ended March 30, 1998, 1997 and 1996..

Statements of Changes in Partners' Equity (Deficit) for the years ended
     March 30, 1998, 1997 and 1996............................................

Statements of Cash Flows for the years ended March 30, 1998, 1997 and 1996...

Notes to Financial Statements as of March 30, 1998, 1997 and 1996.............




No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report



To the Partners
American Tax Credit Properties L.P.

      We have audited the accompanying balance sheets of American Tax Credit Properties L.P. as of March 30, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 1998. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended March 30, 1998, in conformity with generally accepted accounting principles.



/s/ Reznick Fedder and Silverman

Bethesda, Maryland
May 11, 1997

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                  BALANCE SHEETS
                             MARCH 30, 1998 AND 1997

                                                 Notes         1998        1997
                                                 ----- --------------------------
ASSETS

Cash and cash equivalents                        3,8,9   $ 388,431      $284,108
Investments in bonds available-for-sale           4,9    2,678,595     2,883,959
Investment in local partnerships                  5,8    5,891,075     7,382,178
Interest receivable                                9        53,744        61,716
                                                       -------------------------

                                                        $ 9,011,845  $10,611,961
                                                       ============= ===========




LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses            8   $     55,400   $   91,237
  Payable to general partner                      6,8        43,861       43,861
                                                       -------------------------

                                                             99,261      135,098
                                                       =========================

Commitments and contingencies                      8

Partners' equity (deficit)                        2,4

  General partner                                        (278,907)     (262,065)
  Limited partners (41,286 units of limited
   partnership interest outstanding)                    8,958,053    10,625,435
  Unrealized gain on investments in bonds                 233,438       113,493
   available-for-sale, net
                                                       -------------------------

                                                         8,912,584   10,476,863
                                                       -------------------------

                                                     $   9,011,845 $ 10,611,961
                                                      ============= ============












                        See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                             STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 1998, 1997 AND 1996


                                      Notes         1998           1997          1996
                                      -----   ---------------------------------------
REVENUE

Interest                                      $    241,201  $     255,496 $     269,591
Other income from local partnerships                20,000          3,697         5,000
                                              -------------- -----------------------------

TOTAL REVENUE                                      261,201        259,193       274,591
                                              ------------   ------------  -------------


EXPENSES

Administration fees                     8          183,723       183,723       183,723
Management fee                         6,8        1 75,466       175,466       175,466
Professional fees                                   75,063       202,897        72,855
Printing, postage and other                         27,037        31,570        27,097
                                              ------------------------------------------

TOTAL EXPENSES                                     461,289       593,656       459,141
                                              -------------  ------------- -------------

Loss from operations                              (200,088)     (334,463)     (184,550)

Equity in loss of investment in         5       (1,484,136)   (2,049,756)   (2,240,958)
local partnerships                            ------------    ------------   -----------

NET LOSS                                       $(1,684,224)   $(2,384,219)  $(2,425,508)
                                              =============   ============   ===========


NET LOSS ATTRIBUTABLE TO                2

   General partner                            $   (16,842) $     (23,842)$     (24,255)
   Limited partners                            (1,667,382)    (2,360,377)   (2,401,253)
                                              -----------    -----------   -----------

                                              $(1,684,224)   $(2,384,219)  $(2,425,508)
                                              ===========    ============   ===========


NET LOSS per unit of limited
partnership
   interest (41,286 units of
   limited partnership interest)              $    (40.39)    $   (57.17)    $  (58.16)
                                              ============== ============================






                        See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 1998, 1997 AND 1996

                                                               Unrealized
                                                              Gain (Loss)
                                                             on Investments
                                    General       Limited       in Bonds
                                    Partner       Partners   Available-For-Sale, Net     Total


Partners' equity (deficit),    $   (213,968)   $ 15,387,065     $ 101,740            $ 15,274,837
March 30, 1995

Net loss                            (24,255)     (2,401,253)                           (2,425,508)

Unrealized gain on investments
  in bonds available-for-sale,                                     89,032                  89,032
                                 ----------------------------------------------------------------
  net

Partners' equity (deficit),        (238,223)     12,985,812       190,772              12,938,361
March 30, 1996

Net loss                           (23,842)      (2,360,377)                           (2,384,219)

Unrealized loss on investments
  in bonds available-for-sale,                                    (77,279)                (77,279)
                                 -----------------------------------------------------------------
  net

Partners' equity (deficit),       (262,065)       10,625,435       113,493             10,476,863
March 30, 1997

Net loss                           (16,842)       (1,667,382)                          (1,684,224)

Unrealized gain on investments
  in bonds available-for-sale,                                     119,945                119,945
                                 -----------------------------------------------------------------
  net

Partners' equity (deficit),      $   (278,907) $   8,958,053     $ 233,438         $    8,912,584
                                 =================================================================
March 30, 1998

















                        See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                             STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 1998, 1997 AND 1996

                                                       1998          1997         1996
                                                  ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                 $  263,267   $  276,171  $    286,108
Cash paid for
   administration fees                              (183,723)    (183,723)     (183,723)
   management fee                                   (175,466)    (175,466)     (175,466)
   professional fees                                 (99,428)    (184,832)      (66,611)
   printing, postage and other expenses              (38,509)     (16,359)      (26,876)
                                                  ------------  ------------ ------------

Net cash used in operating activities                (233,859)   (284,209)     (166,568)
                                                  -----------   -----------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local        37,500       36,197        87,000
partnerships
Investment in local partnership                      (10,533)
Maturity/redemption and sale of bonds                568,432      135,000       134,000
Investment in bonds (includes $1,301 of accrued     (257,217)
 interest)                                        ------------  -----------  ----------

Net cash provided by investing activities            338,182      171,197       221,000
                                                  ------------  -----------  -----------

Net increase (decrease) in cash and cash             104,323     (113,012)       54,432
equivalents

Cash and cash equivalents at beginning of year       284,108      397,120       342,688
                                                  ------------  ------------ -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR          $  388,431   $  284,108   $   397,120
                                                  ===========   ===========  ===========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds    $  119,945   $  (77,279) $     89,032
   available-for-sale, net                        ============ ============  ===========



--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities









                        See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                      STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 1998, 1997 AND 1996

                                                     1998          1997           1996
                                               ---------------------------------------
RECONCILIATION OF NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES

Net loss                                       $ (1,684,224)  $ (2,384,219)  $ (2,425,508)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local           1,484,136      2,049,756      2,240,958
  partnerships
  Distributions from local partnerships             (20,000)        (3,697)        (5,000)
  classified as other income
  Gain on redemption of investments in                                             (2,008)
  bonds available-for-sale
  Amortization of net premium on                     28,576         32,114         33,043
  investments in bonds
  Accretion of zero coupon bonds                    (15,783)       (16,303)       (16,303)
  Decrease in interest receivable                     9,273          4,864          1,785
  Increase (decrease) in accounts payable           (35,837)        33,276          6,465
                                                 --------------------------------------------
  and accrued expenses

NET CASH USED IN OPERATING ACTIVITIES          $   (233,859) $    (284,209) $    (166,568)
                                               ============= =============  =============
























                        See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 1998, 1997 AND 1996


1. Organization, Purpose and Summary of Significant Accounting Policies

   American  Tax  Credit  Properties  L.P.  (the  "Partnership")  was  formed on
   February 12, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on August 19, 1988. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by
   Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership has invested in one Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties L.P. (the "General Partner") was formed on February 10, 1988 to act as the general partner of the Partnership.

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

   The Partnership accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from Local Partnerships.

   The Partnership regularly assesses its investments in Local Partnerships for the existence of impairment. If an investment in a Local Partnership is considered to be permanently impaired, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in Local Partnerships.

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

   Adoption of Accounting Standard

The Partnership has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. The adoption of SFAS Nos. 128 and 129 has not materially impacted the Partnership's reported earnings, financial condition, cash flows or presentation of the financial statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996

1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

   Accounting Standard not yet Adopted

   On March 31, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 is not expected to have a material impact on the Partnership's financial position and results of operations.

   Cash and Cash Equivalents

   For purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

   Investments in Bonds Available-For-Sale

   Investments in bonds classified as available-for-sale represent investments that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are reported as a separate component of partners' equity (deficit).

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

2. Capital Contributions

   On May 11, 1988, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent"). On August 19, 1988 and November 15, 1988, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted limited partners to the Partnership in two closings. At these closings, subscriptions for a total of 41,286 Units representing $41,286,000 in limited partners' capital contributions were accepted. In connection with the offering of Units, the Partnership incurred organization and offering costs of $4,781,252, of which $75,000 was capitalized as organization costs and $4,706,252 was charged to the limited partners' equity as syndication costs. The Partnership received a capital contribution of $100 from the General Partner.

   Net loss is allocated 99% to the limited partners and 1% to the General Partner in accordance with the Partnership Agreement.

                        AMERICAN TAX CREDIT PROPERTIES L.P.
                     NOTES TO FINANCIAL STATEMENTS - (Continued)
                            MARCH 30, 1998, 1997 AND 1996


3. Cash and Cash Equivalents

   As of March 30, 1998, the Partnership has $388,431 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation. Such cash and cash equivalents includes $242,529 considered restricted in connection with a Local Partnership's outstanding letter of credit (see Note 8).

4. Investments in Bonds Available-For-Sale

   The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances which may arise in connection with the Local Partnerships. Investments in bonds available-for-sale are reflected in the accompanying balance sheets at estimated fair value.

   As of March 30, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                Gross        Gross
                                 Amortized    unrealized  unrealized   Estimated
    Description and maturity        cost       gains       losses      fair
                                                                        value
    Corporate debt securities
      After one year through    $   331,817   $     9,134   $ (169)    $ 340,782
    five years
      After five years through      773,429        39,963       --       813,392
    ten years
      After ten years               101,334          --     (1,677)       99,657
                                 -----------------------------------------------

                                  1,206,580        49,097   (1,846)    1,253,831
                                ------------------------------------------------

    U.S. Treasury debt
    securities
      After one year through        514,237       83,844         --      598,081
    five years
      After five years through      510,669      103,734         --      614,403
      ten years                 ------------------------------------------------


                                   1,024,906      187,578        --    1,212,484
                                ------------------------------------------------

    U.S. government and agency
    securities
      After five years through        213,671        --       (1,391)    212,280
    ten years                   ------------------------------------------------


                                $  2,445,157 $    236,675 $   (3,237) $2,678,595
                                ============-===================================

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996

4. Investments in Bonds Available-For-Sale (continued)

   As of March 30, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                Gross        Gross
                                 Amortized    unrealized  unrealized   Estimated
    Description and maturity           cost       gains       losses      fair
                                                                        value
    Corporate debt securities
      Within one year           $  75,000$         774$       --  $       75,774
      After one year through      183,352           91        (280)     183,163
    five years
      After five years through    985,179          170     (20,292)     965,057
    ten years
      After ten years             101,467         --        (6,940)      94,527
                                ------------------------------------------------

                                 1,344,998        1,035    (27,512)    1,318,521
                                ------------------------------------- ----------

    U.S. Treasury debt
    securities
      Within one year              53,000          182          --       53,182
      After one year through      510,635       57,915          --      568,550
    five years
      After five years through    663,945      103,839          --      767,784
      ten years                 ------------------------  ----------------------

                                  1,227,580    161,936                1,389,516
                                ------------------------  ----------------------

    U.S. government and agency
    securities
      After ten years              197,888         --        (21,966)   175,922
                                ------------------------------------------------

                                $  2,770,466 $  162,971   $ (49,478)$  2,883,959
                                ============ ==========   ======================

5. Investment in Local Partnerships

   As of March 30, 1998, the Partnership owns a limited partnership interest in the following Local Partnerships:

     1. 4611 South Drexel Limited Partnership;
     2. B & V Phase I, Ltd. (the "B & V Phase I Local Partnership")*;
     3. Blue Hill Housing Limited Partnership;
     4. Cityside Apartments, L.P.*;
     5. Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership")*;
     6. Dunbar Limited Partnership;
     7. Dunbar Limited Partnership No. 2;
     8. Erie Associates Limited Partnership (the "Erie Local Partnership");
     9. Federal Apartments Limited Partnership;
    10. Golden Gates Associates;
    11. Grove Park Housing, A California Limited Partnership;
    12. Gulf Shores Apartments Ltd.;
    13. Hilltop North Associates, A Virginia Limited Partnership;
    14. Madison-Bellefield Associates;
    15. Pine Hill Estates Limited Partnership;
    16. Santa Juanita Limited Dividend Partnership L.P. (the "Santa Juanita Local Partnership");
    17. Vista del Mar Limited Dividend Partnership L.P.; and
    18. Winnsboro Homes Limited Partnership.
   * An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.







                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


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

   The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership made capital contributions in the aggregate amount of $34,510,290. As of December 31, 1997, the Local Partnerships have outstanding mortgage loans payable totaling approximately $77,119,000 and accrued interest payable on such loans totaling approximately $4,959,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note
   1). The amount of such excess losses applied to other partners' capital was $3,864,303, $7,714,573 and $2,520,695 for the years ended December 31, 1997,
   1996 and 1995, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

   The combined balance sheets of the Local Partnerships as of December 31, 1997 and 1996 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1997, 1996 and 1995 are reflected on pages 26 and 27, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


5. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of December 31, 1997 and 1996 are as follows:

                                                              1997            1996
                                                       ---------------------------
    ASSETS
    Cash and other investments                         $ 1,219,986   $   1,218,425
    Rents receivable                                       243,316         260,272
    Escrow deposits and reserves                         3,044,733       3,133,429
    Land                                                 4,075,735       4,416,035
    Buildings and improvements (net of accumulated
      depreciation of $34,628,370 and $31,649,149)      74,439,165      80,294,613
    Intangible assets (net of accumulated
      amortization of $640,058 and $836,753)             1,827,938       1,929,248
    Other                                                  803,251         965,578
                                                       --------------- ------------
                                                       $ 85,654,124    $ 92,217,600
                                                       ============    ============
    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

    Liabilities

      Accounts payable and accrued expenses            $ 1,065,374   $  1,267,704
      Due to related parties                             5,376,344      5,291,779
      Mortgage loans                                    77,119,187     83,114,342
      Notes payable                                      1,000,841      1,009,368
      Accrued interest                                   4,959,061      5,014,588
      Other                                                353,188      2,034,144
                                                       -------------   -----------

                                                        89,873,995     97,731,925
                                                       -------------   -----------
    Partners' equity (deficit)

      American Tax Credit Properties L.P.
       Capital contributions, net of distributions      33,941,389     33,971,389
       Cumulative loss                                 (28,059,597)   (26,575,461)
                                                       -------------  ------------

                                                         5,881,792      7,395,928
                                                       --------------  -----------
      General partners and other limited partners,
      including ATCP II
       Capital contributions, net of distributions         677,937        361,046
       Cumulative loss                                 (10,779,600)   (13,271,299)
                                                       -------------- ------------

                                                       (10,101,663)   (12,910,253)
                                                       -------------- -------------

                                                        (4,219,871)    (5,514,325)
                                                       -------------- -------------

                                                     $  85,654,124   $ 92,217,600
                                                       =============   =============

                      AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


5. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                           1997             1996            1995
                                     ---------------- --------------------------
    REVENUE
    Rental                           $ 16,012,453     $ 16,043,472    $ 15,588,130
    Interest and other                    288,937          313,515         388,854

    TOTAL REVENUE                      16,301,390       16,356,987      15,976,984
                                     -------------    -------------   -------------


    EXPENSES

    Administrative                      2,425,249       2,471,642        2,343,712
    Utilities                           1,343,714       1,318,995        1,273,740
    Operating, maintenance and          3,672,948       3,596,884        3,358,571
      other
    Taxes and insurance                 1,937,491       2,231,678        1,916,594
    Interest (including
      amortization of $76,677,          7,579,627       7,807,923        7,951,364
      $99,791 and $179,525)
    Depreciation                        4,032,607       4,022,559        3,970,278
    Loss from eminent domain                              897,770
      proceeding
    Loss from impairment of               744,126       3,910,599
                                     -------------    --------------  --------------
      long-lived assets

    TOTAL EXPENSES                    21,735,762       26,258,050       20,814,259
                                     -------------    -------------   -------------

    LOSS FROM OPERATIONS BEFORE
      EXTRAORDINARY ITEM               (5,434,372)     (9,901,063)      (4,837,275)


    Extraordinary gain on               6,441,935
      extinguishment of debt         --------------    ------------   ------------

    NET INCOME (LOSS)                 $ 1,007,563    $ (9,901,063)    $ (4,837,275)
                                      =============    ============    ============


    NET INCOME (LOSS)
      ATTRIBUTABLE TO

      American Tax Credit            $ (1,484,136)    $ (2,049,756)   $ (2,240,958)
      Properties L.P.
      General partners and other
       limited partners,  including
       ATCP II, which includes
       specially  allocated
       items of revenue to certain
       general partners of $6,763,705,
       $10,487 and$31,511, and
       $3,864,303,$7,714,573 and
       $2,520,695 of American Tax Credit
       Properties L.P. loss in
       excess of investment

                                        2,491,699       (7,851,307)     (2,596,317)
                                     -------------    -------------   -------------





                                     $  1,007,563     $ (9,901,063)   $ (4,837,275)
                                     ============     ============    ============

                           AMERICAN TAX CREDIT PROPERTIES L.P.
                       NOTES TO FINANCIAL STATEMENTS - (Continued)
                              MARCH 30, 1998, 1997 AND 1996


5. Investment in Local Partnerships (continued)

   Investment activity with respect to each Local Partnership for the year ended March 30, 1998 is as follows:

                                                               Cash            Cash
                                                Cash       distributions   distributions
                  Investment    Investment   Partnership    received        classified        Investment
                     in           during      equity         during           as income       in Local
                   Local           the        in loss          the            during         Partnership
                 Partnership       year       for the          year          the year       balance as of
                   balance        ended        year           ended            ended        March 30, 1998
    Name of Local   as of       March 30,      ended          March 30,      March 30,
    Partnership   March 30,1997    1998    December 31,1997    1998            1998




    4611 South
     Drexel Limited   $            $10,533      $(10,533)        $--             $--                $--
     Partnership
    B & V Phase I,     --             --            --  (2)       --              --                 --
     Ltd.
    Blue Hill
     Housing Limited  1,998,263       --         (189,379)        --              --          1,808,884
     Partnership
    Cityside          2,512,654       --         (532,421)      (2,500)           --          1,977,733
     Apartments, L.P.
    Cobbet Hill
     Associates        --             --            --    (2)     --              --                 --
     Limited
     Partnership
    Dunbar Limited    29,617          --          (27,117)(1)   (2,500)           --                 --
     Partnership
    Dunbar Limited
     Partnership No.  --              --            --    (2)   (2,500)          2,500               --
     2
    Erie Associates
     Limited          217,968         --         (217,968)(1)        --             --               --
     Partnership
    Federal
     Apartments       --              --            --    (2)   (5,000)          5,000               --
     Limited
     Partnership
    Golden Gates      --              --            --    (2)   (2,500)          2,500               --
     Associates
    Grove Park
     Housing, A
     California       --              --            --    (2)       --            --                 --
     Limited
     Partnership
    Gulf Shores       --              --            --    (2)       --            --                 --
     Apartments Ltd.
    Hilltop North
     Associates, A    756,064         --          (155,956)         --            --             600,108
     Virginia
     Limited
     Partnership
    Madison-Bellefield
     Associates       782,220         --           (67,472)      (10,000)         --             704,748
    Pine Hill
     Estates Limited  --              --             --    (2)   (10,000)       10,000               --
     Partnership
    Santa Juanita
     Limited          126,730         --           (14,352)         --            --             112,378
     Dividend
     Partnership L.P.
    Vista del Mar
     Limited          932,195         --          (244,971)         --            --             687,224
     Dividend
     Partnership L.P.
    Winnsboro Homes
     Limited           26,467         --           (23,967)(1)    (2,500)         --                 --
                      -------------------------------------------------------------------------------
     Partnership

                      $ 7,382,178   $10,533    $(1,484,136)     $(37,500)      $20,000        $5,891,075
                      ===============================================================================


    (1)The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
    (2)
      Additional   equity  in  loss  of  investment  is  not  allocated  to  the
      Partnership until equity in income is earned.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996
5. Investment in Local Partnerships (continued)

   Investment activity with respect to each Local Partnership for the year ended March 30, 1997 is as follows:

                                                                              Cash
                              Investment                     Cash          distributions      Investment
                               in Local   Partnership's   distributions     classified         in Local
                              Partnership  equity in       received         as other         Partnership
                              balance as    loss for      during the         income           balance
                               of March     the year      year ended       during the          as of
    Name of Local Partnership    30,         ended        March 30,         year ended         March 30,
                                1996       December 31,      1997            March 30,           1997
                                                                              1997

    4611 South Drexel          $ --         $  --           $ --              $ --               $ --          --
      Limited Partnership
    B & V, Ltd.                   --           --   (2)       --                --                 --
    B & V Phase I, Ltd.           --           --   (2)       --                --                 --
    Blue Hill Housing          2,318,974   (315,711)        (5,000)             --              1,998,263
      Limited Partnership
    Cityside Apartments, L.P.  3,050,781   (533,127)        (5,000)             --              2,512,654
    Cobbet Hill Associates
      Limited Partnership         --          --    (2)      --                 --                 --
    Dunbar Limited               188,534   (156,417)        (2,500)             --                 29,617
      Partnership
    Dunbar Limited               239,102   (236,602)        (2,500)             --                 --
      Partnership No. 2                             (1)
    Erie Associates Limited      316,392    (98,424)          --                --                217,968
      Partnership
    Federal Apartments            81,022    (81,022)(1)       --                --                 --
      Limited Partnership
    Golden Gates Associates       --           --   (2)       --                --                 --
    Grove Park Housing, A
      California Limited          --           --   (2)       --                --                 --
      Partnership
    Gulf Shores Apartments        --           --   (2)     (3,697)           3,697                --
      Ltd.
    Hilltop North
      Associates, A Virginia     858,928   (102,864)          --                --                756,064
      Limited Partnership
    Madison-Bellefield           837,465    (50,245)         (5,000)            --                782,220
      Associates
    Pine Hill Estates             62,254    (52,254) (1)    (10,000)            --                  --
      Limited Partnership
    Santa Juanita Limited
      Dividend Partnership       150,880    (24,150)          --                --                126,730
      L.P.
    Vista del Mar Limited
      Dividend Partnership     1,293,123   (360,928)          --                --                932,195
      L.P.
    Winnsboro Homes Limited       66,979    (38,012)         (2,500)            --                 26,467
                              -------------------------  -------------------------------------------------
      Partnership

                              $ 9,464,434 $ (2,049,756)  $  (36,197)          $3,697           $7,382,178
                              =========== ============   =============   ==============  =================

   (1)The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
   (2)
      Additional   equity  in  loss  of  investment  is  not  allocated  to  the
      Partnership until equity in income is earned.

                    AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996
5. Investment in Local Partnerships (continued)

   Property information for each Local Partnership as of December 31, 1997 is as follows:

                                             Mortgage               Buildings   Accumulated
    Name of Local Partnership              loans payable   Land       and       depreciation
                                                                   improvements
    ---------------------------------------
    4611 South Drexel Limited Partnership  $1,362,810  $  64,408   $ 1,756,833  $  (488,253)
    B & V Phase I, Ltd.                     2,638,947    190,830     2,758,628     (845,068)
    Blue Hill Housing Limited Partnership   6,527,094    111,325    10,901,190   (3,416,271)
    Cityside Apartments, L.P.               7,802,632    131,591    13,785,799   (4,178,545)
    Cobbet Hill Associates Limited         13,638,653    504,683    16,089,978   (5,342,860)
      Partnership
    Dunbar Limited Partnership              3,998,205    117,126     5,661,631   (1,806,293)
    Dunbar Limited Partnership No. 2        4,578,433    131,920     6,349,410   (2,091,678)
    Erie Associates Limited Partnership       914,034     34,844     1,050,946    (625,762)
    Federal Apartments Limited Partnership  5,255,821    279,750     8,397,981   (2,680,492)
    Golden Gates Associates                 4,640,520     29,585     5,818,392   (2,002,181)
    Grove Park Housing, A California        6,902,010    956,952     7,676,667   (2,265,325)
      Limited Partnership
    Gulf Shores Apartments Ltd.             1,489,807    172,800     1,750,427    (604,448)
    Hilltop North Associates, A Virginia
      Limited Partnership                   3,309,917    240,514     4,803,496   (1,280,404)
    Madison-Bellefield Associates           3,579,463    245,000     5,580,759   (1,807,672)
    Pine Hill Estates Limited Partnership   2,425,687     40,000     3,867,047   (1,182,796)
    Santa Juanita Limited Dividend          1,508,243    228,718     2,321,226     (688,156)
      Partnership L.P.
    Vista del Mar Limited Dividend          5,335,087    565,689     8,693,087   (2,788,983)
      Partnership L.P.
    Winnsboro Homes Limited Partnership     1,211,824     30,000     1,804,038     (533,183)
                                           ----------------------------------------------------
                                         $ 77,119,187 $4,075,735  $109,067,535  $(34,628,370)
                                           ============  ======================  ============

   Property information for each Local Partnership as of December 31, 1996 is as follows:

                                              Mortgage               Buildings   Accumulated
    Name of Local Partnership                  loans         Land       and      depreciation
                                              payable               improvements
    ----------------------------------------
    4611 South Drexel Limited Partnership  $1,369,445 $    64,408$   1,756,833  $  (424,433)
    B & V, Ltd.                             5,515,812     340,300    2,694,281   (1,049,147)
    B & V Phase I, Ltd.                     2,638,947     190,830    2,758,628     (741,130)
    Blue Hill Housing Limited Partnership   6,552,669     111,325   10,754,736   (3,019,650)
    Cityside Apartments, L.P.               7,865,491     131,591   13,785,799   (3,675,441)
    Cobbet Hill Associates Limited          13,664,829    504,683   16,011,825   (4,743,438)
      Partnership
    Dunbar Limited Partnership              4,007,852     117,126    5,583,060   (1,600,232)
    Dunbar Limited Partnership No. 2        4,589,191     131,920    6,339,575   (1,869,853)
    Erie Associates Limited Partnership       914,034      34,844    1,760,397     (561,621)
    Federal Apartments Limited Partnership  5,325,464     279,750    8,359,373   (2,357,531)
    Golden Gates Associates                 4,656,086      29,585    5,818,392   (1,793,729)
    Grove Park Housing, A California        6,928,577     956,952    7,676,667   (1,986,200)
      Limited Partnership
    Gulf Shores Apartments Ltd.             1,492,554     172,800    1,750,427     (542,921)
    Hilltop North Associates, A Virginia    3,335,611     240,514    4,771,684   (1,143,470)
      Limited Partnership
    Madison-Bellefield Associates           3,652,737     245,000    5,515,361   (1,571,950)
    Pine Hill Estates Limited Partnership   2,472,686      40,000    3,842,116   (1,027,128)
    Santa Juanita Limited Dividend          1,521,268     228,718    2,320,159    (603,379)
      Partnership L.P.
    Vista del Mar Limited Dividend          5,376,868     565,689    8,640,411   (2,472,761)
      Partnership L.P.
    Winnsboro Homes Limited Partnership     1,234,221      30,000    1,804,038     (465,135)
                                        -----------------------------------------------------
                                         $ 83,114,342  $4,416,035 $111,943,762 $(31,649,149)
                                        =====================================================

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


5. Investment in Local Partnerships (continued)

   The summary of property activity during the year ended December 31, 1997 is as follows:

                                                 Net change
                                               during the year
                            Balance as of          ended            Balance as of
                          December 31, 1996    December 31,1997   December 31, 1997
                          -----------------     --------------     -----------------





    Land                 $      4,416,035   $        (340,300)  $       4,075,735
    Buildings and             111,943,762          (2,876,227)        109,067,535
    improvements         ----------------    ----------------    ----------------

                              116,359,797          (3,216,527)        113,143,270
    Accumulated               (31,649,149)         (2,979,221)        (34,628,370)
    depreciation         ----------------    ----------------    ----------------

                         $     84,710,648    $     (6,195,748)   $     78,514,900
                         ================    ================    ================

   In December 1988, the Partnership acquired a 99% limited partnership interest in B & V, Ltd. (the "B & V Local Partnership"), which owned a 190-unit complex located in Homestead, Florida. In August 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by the B & V Local Partnership sustained substantial damage. The damage to the complex was covered by property insurance and the B & V Local Partnership was covered by rental interruption insurance. It was the intention of the Local General Partner to reconstruct the complex, and thus preserve the Low-income Tax Credits. However, delays in the rebuilding of the complex occurred due to significant disagreements with the insurance company concerning selection of the contractor and the costs to rebuild the complex. In addition, the insurance carrier ceased making rental interruption insurance payments and subsequently the lender declared a default. While conducting repairs, which included completing 52 rental units which were placed in service, the B & V Local Partnership was unable to make required mortgage payments, but undertook significant litigious efforts to effect a workout with the lender and cause the insurance company and contractor to perform under their obligations to rebuild the complex, which included reorganization plans, bankruptcy proceedings, binding arbitration and voluntary nonbinding mediation. Despite such efforts, the complex lost 32 rental units pursuant to a quick-take eminent domain proceeding in April 1996, resulting in the recognition by the B & V Local Partnership of a loss from impairment of long-lived assets and eminent domain proceeding of approximately $4,808,000. The remainder of the complex was ultimately lost in April 1997 when the Bankruptcy Court ordered title transfer of the Property, resulting in the recognition by the B & V Local Partnership of a gain on the extinguishment of debt of $6,441,935. The Partnership's investment balance in the B & V Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1995. Therefore, the aforementioned gain and losses had no impact on the financial position, results of operations or cash flows of the Partnership.

   In December 1996, in connection with the bankruptcy and foreclosure proceedings surrounding the B & V Local Partnership, the Bankruptcy Court determined the value of the property owned by the B & V Local Partnership whereby the appraised value of the property was $1,898,600, which resulted in the recognition of an impairment loss of $3,910,599 included in the combined statement of operations of the Local Partnerships for the year ended December 31, 1996. As noted above, the Partnership's investment balance in the B & V Local Partnership became zero during the year ended March 30, 1995. Accordingly, the aforementioned impairment had no effect on the financial position, results of operations or cash flows of the Partnership.

   As part of the overall plan and arrangement with the Local General Partner of the B & V Local Partnership (see discussion above), the Partnership acquired a 99% limited partnership interest in the B & V Phase I Local Partnership, which owned a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida, which was acquired from principals of the Local General Partner during the year ended March 30, 1995. Prior to the acquisition, the B & V Phase I Local Partnership was also damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action.

                     AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


5. Investment in Local Partnerships (continued)

   On January 14, 1997, by agreement between the B & V Phase I Local Partnership and the lender, the Circuit Court for Dade County issued an order directing the B & V Phase I Local Partnership to make mortgage payments to the lender accruing since December 1996 and to thereafter make monthly mortgage payments to the lender. The B & V Phase I Local Partnership complied with this order. On April 18, 1997, a motion for summary judgment in the lender's foreclosure action was scheduled to be heard. However, on April 17, 1997, the B & V Phase I Local Partnership filed a Chapter 11 Bankruptcy Petition with the United States Bankruptcy Court, District of Connecticut, Bridgeport Division. On April 25, 1997, the lender filed a motion seeking to change the venue for this case to the Southern District of Florida. Subsequently, hearings were held in order for the Bankruptcy Court to consider the lender's motion. In the course of these hearings, the lender and the B & V Phase I Local Partnership reached a tentative agreement whereby the lender would withdraw its request to change venue and the B & V Phase I Local Partnership would agree to submit to the Bankruptcy Court a plan providing for, among other things, a schedule of buy-out prices to be paid to the lender at future designated dates. On July 14, 1997, the Bankruptcy Court approved a stipulation between the lender and the B & V Phase I Local Partnership which incorporated the tentative agreement. On September 10, 1997, the B & V Phase I Local Partnership filed a plan of reorganization with the Bankruptcy Court and on October 28, 1997 the Bankruptcy Court issued an order approving the Disclosure Statement filed in connection therewith and setting a timetable for confirming the plan. The plan of reorganization was confirmed on or about December 9, 1997. Because alternative sources of financing could not be secured, the property was transferred to the lender in May 1998. The Partnership's investment balance in the B & V Phase I Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1996. Accordingly, the aforementioned impairment had no effect on the financial position, results of operations or cash flows of the Partnership.

The Cobbet Local Partnership was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that the Cobbet Local Partnership will no longer be receiving the ODL, without which the Cobbet Local Partnership would be unable to make the full Mandatory Debt Service payments on its first mortgage. Although MHFA has notified the Cobbet Local Partnership and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers the mortgages to be in default, the Local General Partners have agreed to a plan proposed by MHFA to recapitalize the Cobbet Local Partnership from capital to be received from the admission of a new limited partner. Such limited partner would receive a substantial portion of the annual allocation of the Cobbett Local Partnership's tax losses commencing January 1, 1999, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in the Cobbet Local Partnership to avoid recapture of Low-income Tax Credits. Although the Cobbett Local Partnership has executed the MHFA documents, there can be no assurance that a suitable limited partner will be attracted and provide the needed capital contribution, in which circumstance MHFA would be expected to retain its rights under the loan documents. The future financial viability of the Cobbet Local Partnership is highly uncertain. The Partnership's investment balance in the Cobbett Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1994.

   The Erie Local Partnership, which is in the tenth year of the Low-income Tax Credit period, is subject to an amended and restated note (the "Amended Note") dated December 1, 1994 (which matured on December 1, 1997) and is entitled to a project-based rental subsidy under Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts, which contract is subject to a year to year renewal. The original financing called for Mandatory Debt Service of $7,647 per month, while the Amended Note required monthly Mandatory Debt Service of $5,883. The Local General Partners reported that the Erie Local Partnership was several months in arrears under the terms of the Amended Note, that a default was declared by the lender and that discussions were being held with the lender. While negotiations were ongoing, the lender conducted a foreclosure sale of the property in April 1998. The Partnership has been advised by its counsel that the foreclosure sale can be "unwound" for tax purposes (thereby avoiding any recapture of Low-income Tax Credit benefits) if, prior to December 31, 1998, the Erie Local Partnership repurchases the property and the Partnership (or a third party) purchases and reinstates the Amended Note. The Partnership has offered to purchase the Amended Note (provided that the property is reconveyed to the Erie Local Partnership) for the face amount thereof, but to date, the lender has not agreed. As a result of the uncertainty of future operating income, the combined financial statements of the Local Partnerships for the year ended December 31, 1997 include a loss from impairment of long-lived assets of $744,126 which represents an adjustment of the real property of the Erie Local Partnership. As the result, the Partnership recognized additional equity in loss of its investment in the Erie Local Partnership of approximately $99,000 in connection with the aforementioned impairment.

--------------------------------------------------------------------------------
                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


6. Transactions with General Partner and Affiliates

   For the years ended  March 30,  1998,  1997 and 1996,  the  Partnership  paid
   and/or  incurred  the  following   amounts  to  the  General  Partner  and/or
   affiliates in connection with services provided to the Partnership:

                                  1998                 1997               1996
                           -----------------------------------------------------
                               Paid  Incurred    Paid  Incurred     Paid  Incurred
      Management fee (see   $175,466 $175,466   $175,466 $175,466   $175,466 $175,466
       Note 8)

   For the years ended December 31, 1997, 1996 and 1995, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

                                         1997            1996               1995
                          --------------------------------------------------------
                              Paid   Incurred        Paid  Incurred    Paid  Incurred


     Property management   $  84,628 $  167,376     151,033  157,983   152,220  142,925
       fees

      Insurance               98,453    101,245     195,321  202,343   162,419  149,673

      Advance                 74,525      --          --       --        2,500     --

      Property                  --        --          --       --       74,900     --
        development fees


   The property development fees were capitalized by the Local Partnerships.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


7. Taxable Loss

   A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 1998, 1997 and 1996 to the tax return net loss for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                              1998             1997             1996
                                       ---------------------------------------------
    Financial  statement  net loss for
      the years ended March 30,  1998, $ (1,684,224)    $ (2,384,219)     $ (2,425,508)
      1997 and 1996

    Add (less) net transactions occurring between:
      January 1, 1995 to March 30,           --               --               (52,025)
      1995
      January 1, 1996 to March 30,           --              (40,146)           40,146
      1996
      January 1, 1997 to March 30,         (112,344)         112,344              --
      1997
      January 1, 1998 to March 30,           40,964            --                 --
                                       --------------   ---------------  -------------
      1998

    Adjusted financial statement net
      loss for the years ended December  (1,755,604)      (2,312,021)       (2,437,387)
      31, 1997, 1996 and 1995

    Differences arising from equity
      in loss of investment in Local        (36,449)      (3,435,403)       (1,981,297)
      Partnerships

    Other differences                        (7,890)          (7,010)         (11,755)
                                       --------------   --------------   --------------

    Tax return net loss for the
      years ended December 31,         $ (1,799,943)    $ (5,754,434)     $ (4,430,439)
                                       ============     ============      ============
      1997, 1996 and 1995


   The differences between the equity in the investment in Local Partnerships for tax return and financial reporting purposes as of December 31, 1997 and 1996 are as follows:

                                                 1997           1996
                                            -------------  ---------
    Investment in Local Partnerships -     $ 5,886,792     $ 7,395,928
    financial reporting
    Investment in Local Partnerships - tax  (2,203,935)       (705,874)

                                           $ 8,090,727     $ 8,101,802
                                           ===========     ===========

   Payable to general partner in the accompanying balance sheets represents accrued management fees deductible for tax purposes pursuant to Internal Revenue Code Section 267.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


8. Commitments and Contingencies

   Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") in the amount of $175,466 for its services in connection with the management of the affairs of the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred a Management Fee of $175,466 for each of the three years ended March 30, 1998. An unpaid Management Fee in the amount of $43,861 is recorded as payable to general partner in the accompanying balance sheets as of March 30, 1998 and 1997.

   In addition, pursuant to the Partnership Agreement, the Partnership is required to pay ML Fund Administrators Inc., an affiliate of the Selling Agent, an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee ("Additional Administration Fee") in the amount of $30,965 for its administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years ended March 30, 1998. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Administration Fees in the amount of $7,740 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 1998 and 1997.

   The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act whereby the United States Department of Housing and Urban Development ("HUD") has been given authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has additional programs which, in general, provide for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships', Section 8 contracts are scheduled to expire in 1998.

In connection with the Cobbet Local Partnership's financing, the Partnership has provided collateral to secure a letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any, of the Cobbet Local Partnership. The lender may draw directly from the letter of credit to fund any operating deficits that exist and upon any default by the Cobbet Local Partnership with respect to any of the obligations under the loan agreement. At the end of a 12-month period in which the property achieves positive cash flow, the undrawn balance in the letter of credit and any amounts advanced under a separate operating guaranty (not an obligation of the Partnership) shall be released or reduced at the written request of the Cobbet Local Partnership by $114,315. Thereafter, in any subsequent 12-month period in which there is positive cash flow, the same amount may be released. These releases will only be made so long as the Cobbet Local Partnership has complied with the conditions set forth by the lender as provided in the loan agreement.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


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

   The estimated fair value of the Partnership's financial instruments as of March 30, 1998 and 1997 are disclosed elsewhere in the financial statements.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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


Richard Paul Richman, age 50, is the sole Director and President of Richman Tax. Mr. Richman is the President and sole stockholder of Richman Group. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 37, is a Vice President of Richman Tax. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Neal Ludeke, age 40, is a Vice President and Treasurer of Richman Tax. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, LLC ("RAM"), an affiliate of Richman Tax. Mr. Ludeke's responsibilities in connection with RAM include advisory services provided to a small business investment company and various partnership management functions.

Gina S. Scotti, age 42, is the Secretary of Richman Tax. Ms. Scotti is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.

Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any remuneration. During the year ended March 30, 1998, Richman Tax did not pay any remuneration to any of its officers or its director.

-----------------------------------------------------------------------------

-----------------------------------------------------------------------------


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Dominion Capital Inc., having the mailing address P.O. Box 26532, Richmond, Virginia 23261, is the owner of 2,800 Units, representing approximately 6.8% of all such Units. As of May 20, 1998, no person or entity, other than Dominion Capital Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax is wholly-owned by Richard Paul Richman.


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

Transactions with General Partner and Affiliates

The tax losses and net Low-income Tax Credits generated by Registrant during the year ended December 31, 1997 allocated to the General Partner were $17,999 and $41,261, respectively. The tax losses and net Low-income Tax Credits generated by the General Partner during the year ended December 31, 1997 (from the allocation of Registrant discussed above) and allocated to Richman Tax were $12,922 and $28,475, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1998.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
   (a)       Financial Statements, Financial Statement Schedules and Exhibits

        (1)  Financial Statements

        See Item 8 - "Financial Statements and Supplementary Data."

        (2)  Financial Statement Schedules

        No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

        (3)  Exhibits

                                                      Incorporated by
                        Exhibit                        Reference to
    3.1     Certificate of Limited             Exhibit 3.2 to Amendment
            Partnership of Registrant          No. 2 to the Registration
                                               Statement on Form
                                               S-11 dated April 29, 1988
                                               (File No. 33-20391)

    10.1    4611 South Drexel Limited          Exhibit 10.3 to Form 10-Q
            Partnership Agreement of Limited   Report
            Partnership                        dated December 30, 1989
                                               (File No. 0-17619)

    10.2    B & V, Ltd. Fourth Amended and     Exhibit 10.3 to Form 8-K
            Restated Agreement and             Report
            Certificate of Limited Partnership dated January 17, 1989
                                               (File No. 33-20391)

    10.3    B & V Phase I, Ltd. Amended and    Exhibit 10.1 to Form 10-Q
            Restated Agreement of Limited      Report
            Partnership                        dated September 29, 1994
                                               (File No. 0-17619

    10.4    B & V Phase I, Ltd. Assignment of  Exhibit 10.4 to Form 10-K
            Partnership Interests, Assumption  Report
            of Responsibilities, and           dated March 30, 1997
            Waiver of Conditions               (File No. 0-17619)

    10.5    Blue Hill Housing Limited          Exhibit 10.7 to Form 8-K
            Partnership Amended and Restated   Report
            Agreement and Certificate of       dated January 17, 1989
            Limited Partnership                (File No. 33-20391)

    10.6    Cityside Apartments, L.P. Amended  Exhibit 10.3 to Form 10-K
            and Restated Agreement of Limited  Report
            Partnership                        dated March 30, 1990
                                               (File No. 0-17619

    10.7    Amendment No. 1 to Cityside        Exhibit 10.4 to Form 10-K
            Apartments, L.P. Amended and       Report
            Restated Agreement of Limited      dated March 30, 1992
            Partnership                        (File No. 0-17619)

    10.8    Amendment No. 2 to Cityside        Exhibit 10.5 to Form 10-K
            Apartments, L.P. Amended and       Report
            Restated Agreement of Limited      dated March 30, 1992
            Partnership                        (File No. 0-17619)

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                                      Incorporated by
                        Exhibit                        Reference to
    10.9    Amendment No. 3 to Cityside        Exhibit 10.6 to Form 10-K
            Apartments, L.P. Amended and       Report
            Restated Agreement of Limited      dated March 30, 1992
            Partnership
                        (File No. 0-17619)
    10.10   Cobbet Hill Associates Limited     Exhibit 10.4 to Form 10-K
            Partnership Amended and Restated   Report
            Agreement and Certificate of       dated March 30, 1990
            Limited Partnership                (File No. 0-17619)

    10.11   Cobbet Hill Associates Limited     Exhibit 10.8 to Form 10-K
            Partnership First Amendment to     Report
            Amended and Restated Agreement     dated March 30, 1993
            and Certificate of Limited         (File No. 0-17619)
            Partnership

    10.12   Cobbet Hill Associates Limited     Exhibit 10.9 to Form 10-K
            Partnership Second Amendment to    Report
            the Amended and Restated           dated March 30, 1993
            Agreement and Certificate of       (File No. 0-17619)
            Limited Partnership

    10.13   Dunbar Limited Partnership Second  Exhibit 10.5 to Form 10-K
            Amended and Restated Agreement of  Report
            Limited Partnership                dated March 30, 1990
                                               (File No. 0-17619)

    10.14   Dunbar Limited Partnership No. 2   Exhibit 10.6 to Form 10-K
            Second Amended and Restated        Report
            Agreement of Limited Partnership   dated March 30, 1990
                                               (File No. 0-17619)
    10.15   Erie Associates Limited            Exhibit 10.2 to Form 10-K
            Partnership Amended and Restated   Report
            Agreement and Certificate of       dated March 30, 1989
            Limited Partnership                (File No. 33-20391)

    10.16   Federal Apartments Limited         Exhibit 10.8 to Form 10-K
            Partnership Amended and Restated   Report
            Agreement of Limited Partnership   dated March 30, 1990
                                               (File No. 0-17619)

    10.17   First Amendment to Federal         Exhibit 10.14 to Form
            Apartments Limited Partnership     10-K Report
            Amended and Restated Agreement of  dated March 30, 1993
            Limited Partnership                (File No. 0-17619)

    10.18   Second Amendment to Federal        Exhibit 10.15 to Form
            Apartments Limited Partnership     10-K Report
            Amended and Restated Agreement of  dated March 30, 1993
            Limited Partnership                (File No. 0-17619)

    10.19   Golden Gates Associates Amended    Exhibit 10.1 to Form 8-K
            and Restated Agreement of Limited  Report
            Partnership                        dated January 17, 1989
                                               (File No. 33-20391)

    10.20   Grove Park Housing, A California   Exhibit 10.10 to Form
            Limited Partnership Amended and    10-K Report
            Restated Agreement of Limited      dated March 30, 1990
            Partnership                        (File No. 0-17619)

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                                     Incorporated by
                        Exhibit                        Reference to
    10.21   Gulf Shores Apartments Ltd.        Exhibit 10.3 to Form 10-K
            Amended and Restated Agreement     Report
            and Certificate of Limited         dated March 30, 1989
            Partnership                        (File No. 33-20391)

    10.22   Hilltop North Associates, A        Exhibit 10.12 to Form
            Virginia Limited Partnership       10-K Report
            Amended and Restated Agreement of  dated March 30, 1990
            Limited Partnership                (File No. 0-17619)

    10.23   Madison-Bellefield Associates      Exhibit 10.2 to Form 8-K
            Amended and Restated Agreement     Report
            and Certificate of Limited         dated January 17, 1989
            Partnership                        (File No. 33-20391)

    10.24   Amended and Restated Articles of   Exhibit 10.2 to Form 10-Q
            Partnership in Commendam of Pine   Report
            Hill Estates Limited Partnership   dated December 30, 1989
                                               (File No. 0-17619)

    10.25   Santa Juanita Limited Dividend     Exhibit 10.4 to Form 10-Q
            Partnership Amended and Restated   Report
            Agreement of Limited Partnership   dated December 30, 1989
                                               (File No. 0-17619)

    10.26   Second Amendment of Limited        Exhibit 10.23 to Form
            Partnership of Santa Juanita       10-K Report dated March
            Limited Dividend Partnership and   30, 1994
            Amendment No. 2 to the Amended     (File No. 0-17619)
            and Restated Agreement of Limited
            Partnership

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

    10.29   Vista Del Mar Limited Dividend     Exhibit 10.1 to Form 10-K
            Partnership Amended and Restated   Report
            Agreement and Certificate of       dated March 30, 1989
            Limited Partnership                (File No. 33-20391)

    10.30   Certificate of Amendment of        Exhibit 10.25 to Form
            Limited Partnership of Vista Del   10-K Report dated March
            Mar Limited Dividend Partnership   30, 1994
            and Amendment No. 1 to the         (File No. 0-17619)
            Amended and Restated Agreement
            and Certificate of Limited
            Partnership

    10.31   Amendment No. 1 to Vista del Mar   Exhibit 10.3 to Form 10-Q
            Limited Dividend Partnership L.P.  Report
            Amended and Restated Agreement of  dated September 29, 1995
            Limited Partnership                (File No. 0-17619)
            (Replaces in its entirety Exhibit
            10.28 hereof.)

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                      Incorporated by

                        Exhibit                        Reference to
    10.32   Amendment No. 2 to Vista del Mar   Exhibit 10.4 to Form 10-Q
            Limited Dividend Partnership L.P.  Report
            Amended and Restated Agreement of  dated September 29, 1995
            Limited Partnership                (File No. 0-17619)

    10.33   Amended and Restated Articles of   Exhibit 10.1 to Form 10-Q
            Partnership in Commendam of        Report
            Winnsboro Homes Limited            dated December 30, 1989
            Partnership                        (File No. 0-17619)

    10.34   The B & V, Ltd.                    Exhibit 10.2 to Form 10-Q
            Investment Agreement               Report
                                               dated September 29, 1994
                                               (File No. 0-17619)

    10.35   The B & V Phase I, Ltd.            Exhibit 10.3 to Form 10-Q
            Investment Agreement               Report
                                               dated September 29, 1994
                                               (File No. 0-17619)
    27      Financial Data Schedule

    99.22 Pages 21 through 35, 51 through Exhibit 28 to Form 10-K 75 and 89 through 91 of Report Prospectus dated May 6, 1989 dated March 30,
            1989 filed pursuant to Rule 424(b)(3) (File No.  33-20391) under the
            Securities Act of 1933

    99.23   Pages 16 through 19 of  Prospectus  Exhibit  28.2 to Form 10-K dated
            May 6, 1989 filed pursuant  Report to Rule 424(b)(3) under the dated
            March 30, 1990 Securities Act of 1933 (File No. 0-17619)

    99.24   Supplement No. 1 dated August 11,  Exhibit 28.3 to Form 10-K
            1988 to Prospectus                 Report
                                               dated March 30, 1991
                                               (File No. 0-17619)

    99.25   Supplement No. 2 dated September   Exhibit 28.4 to Form 10-K
            20, 1988 to Prospectus             Report
                                               dated March 30, 1991
                                               (File No. 0-17619)

    99.26   December 31, 1992 financial        Exhibit 28.26 to Form 10-K
            statements of Cityside             Report
            Apartments, L.P. pursuant to       dated March 30, 1993
            Title 17, Code of Federal          (File No. 0-17619)
            Regulations, Section 210.3-09

    99.27   December 31, 1993 financial        Exhibit 99.27 to Form 10-K
            statements of Cityside             Report dated March 30, 1994
            Apartments, L.P. pursuant to       (File No. 0-17619)
            Title 17, Code of Federal
            Regulations, Section 210.3-09

    99.28   December 31, 1994 financial        Exhibit 99.28 to Form 10-K
            statements of Cityside             Report dated March 30, 1995
            Apartments, L.P. pursuant to       (File No. 0-17619)
            Title 17, Code of Federal
            Regulations, Section 210.3-09

    99.29   December 31, 1995 financial        Exhibit 99.29 to Form 10-K
            statements of Cityside             Report dated March 30, 1996
            Apartments, L.P. pursuant to       (File No. 0-17619)
            Title 17, Code of Federal
            Regulations, Section 210.3-09

    99.30   December 31, 1996 financial        Exhibit 99.30 to Form 10-K
            statements of Cityside             Report dated March 30, 1997
            Apartments, L.P. pursuant to       (File No. 0-17619)
            Title 17, Code of Federal
            Regulations, Section 210.3-09

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------

    99.31   December 31, 1997 financial
            statements of Cityside
            Apartments, L.P. pursuant to
            Title 17, Code of Federal
            Regulations, Section 210.3-09

    99.32   December 31, 1997 financial
            statements of Blue Hill Housing Limited
            Partnership  pursuant  to
            Title17,  Code  of  Federal
            Regulations, Section 210.3-09


   (b) Reports on Form 8-K

     No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

   (c) Exhibits

     See (a)(3) above.

   (d) Financial Statement Schedules

     See (a)(2) above.

--------------------------------------------------------------------------------
                                     SIGNATURES
--------------------------------------------------------------------------------


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

Dated:  June 29, 1998               /s/ Richard Paul Richman
        -------------               ------------------------
                            by: Richard Paul Richman
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                        Title                         Date

     /s/ Richard Paul Richman     President, Chief                   June 29, 1998
     ------------------------                                        -------------
                                  Executive Officer
                                  and Director of the
                                  general partner
                                  of the General Partner

     /s/ Neal Ludeke                Vice President and                 June 29, 1998
     ---------                                                       -------------
                                  Treasurer of the general
                                  partner of the General
                                  Partner (Principal
                                  Financial and Accounting
                                  Officer of Registrant)