Form 10-Q
period 1998-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 1998-08-14
CIK 830159

UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549


                                                         FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1998

                                                         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------   --------------

                                           Commission file number: 0-17619


                                         American Tax Credit Properties L.P.
                         (Exact name of Registrant as specified in its charter)

          Delaware                                 13-3458875
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                       06830
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes X No ___.

                                         AMERICAN TAX CREDIT PROPERTIES L.P.

                                           PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


                                    Table of Contents


Balance Sheets as of June 29, 1998 (Unaudited) and March 30, 1998 (Unaudited).

Statements of Operations for the three months ended June 29, 1998 (Unaudited)
   and June 29, 1997 (Unaudited)..............................................

Statements of Cash Flows for the three months ended June 29, 1998 (Unaudited)
   and June 29, 1997 (Unaudited)..............................................

Notes to Financial Statements as of June 29, 1998 (Unaudited).................





                                         AMERICAN TAX CREDIT PROPERTIES L.P.
                                                   BALANCE SHEETS
                                                     (UNAUDITED)

                                                                                       June 29,          March 30,
                                                                        Notes           1998               1998
                                                                        -----   -------------------  ------------
ASSETS

Cash and cash equivalents                                                         $     130,241       $     388,431
Investments in bonds available-for-sale                                   3           2,929,733           2,678,595
Investment in local partnerships                                         3,4          5,545,964           5,891,075
Interest receivable                                                                      53,122              53,744
                                                                                ---------------      ---------------

                                                                                   $  8,659,060        $  9,011,845
                                                                                   ============        ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                        $        74,390      $       55,400
   Payable to general partner                                                            87,728              43,861
                                                                                ---------------      ---------------

                                                                                        162,118              99,261
                                                                                 --------------      ---------------


Commitments and contingencies                                            3,4

Partners' equity (deficit)

   General partner                                                                     (283,013)           (278,907)
   Limited partners (41,286 units of limited partnership interest
     outstanding)                                                                     8,551,562           8,958,053
   Accumulated other comprehensive income                                2,3            228,393             233,438
                                                                                 --------------      --------------

                                                                                      8,496,942           8,912,584
                                                                                  -------------       -------------

                                                                                   $  8,659,060        $  9,011,845
                                                                                   ============        ============














                                            See Notes to Financial Statements.

                                           AMERICAN TAX CREDIT PROPERTIES L.P.
                                               STATEMENTS OF OPERATIONS
                                       THREE MONTHS ENDED JUNE 29, 1998 AND 1997
                                                      (UNAUDITED)

                                                                        Notes          1998                 1997
                                                                        -----    ----------------     --------------
REVENUE

Interest                                                                         $       54,294       $       62,705
Other income from local partnerships
                                                                                          2,475                2,500
                                                                                ----------------     ---------------
TOTAL REVENUE                                                                            56,769               65,205
                                                                                ---------------      ---------------


EXPENSES

Administration fees                                                                      45,931               45,931
Management fee                                                                           43,867               43,867
Professional fees                                                                        19,627               21,601
Printing, postage and other                                                              12,830                9,170
                                                                                ---------------       --------------


TOTAL EXPENSES                                                                          122,255              120,569
                                                                                ---------------       --------------

Loss from operations                                                                    (65,486)             (55,364)

Equity in loss of investment in local partnerships                        4            (345,111)            (338,928)
                                                                                ----------------      --------------

NET LOSS                                                                               (410,597)            (394,292)

Other comprehensive income (loss)                                        2,3             (5,045)              46,438
                                                                                ----------------     ---------------

COMPREHENSIVE LOSS                                                                 $   (415,642)        $   (347,854)
                                                                                   ============         ============



NET LOSS ATTRIBUTABLE TO

   General partner                                                               $       (4,106)      $       (3,943)
   Limited partners                                                                    (406,491)            (390,349)
                                                                                  -------------        -------------

                                                                                   $   (410,597)        $   (394,292)
                                                                                   ============         ============


NET LOSS per unit of limited partnership interest
   (41,286 units of limited partnership interest)                               $         (9.85)     $         (9.45)
                                                                                ===============      ===============





                                            See Notes to Financial Statements.

                                          AMERICAN TAX CREDIT PROPERTIES L.P.
                                               STATEMENTS OF CASH FLOWS
                                       THREE MONTHS ENDED JUNE 29, 1998 AND 1997
                                                      (UNAUDITED)

                                                                                         1998                1997
                                                                                    --------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                                    $   59,547         $    67,573
Cash paid for
     administration fees                                                                (38,190)            (38,190)
     professional fees                                                                   (8,377)            (37,541)
     printing, postage and other expenses                                               (12,831)            (10,228)
                                                                                   -------------          ------------

Net cash provided by (used in) operating activities                                         149             (18,386)
                                                                                  --------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                               2,475              10,000
Investments in bonds (includes $386 and $217 of accrued interest)                      (260,814)           (257,217)
Maturity/redemption and sale of bonds                                                                       103,432
                                                                                    ------------        ------------


Net cash used in investing activities                                                  (258,339)           (143,785)
                                                                                    ------------        -------------

Net decrease in cash and cash equivalents                                              (258,190)           (162,171)

Cash and cash equivalents at beginning of period                                        388,431             284,108
                                                                                     ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 130,241           $ 121,937
                                                                                      =========           =========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net               $   (5,045)         $   46,438
                                                                                     ===========          ==========

------------------------------------------------------------------------------
See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.













                                           See Notes to Financial Statements.

                                          AMERICAN TAX CREDIT PROPERTIES L.P.
                                        STATEMENTS OF CASH FLOWS - (Continued)
                                       THREE MONTHS ENDED JUNE 29, 1998 AND 1997
                                                      (UNAUDITED)

                                                                                           1998               1997
                                                                                      --------------     ---------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES

Net loss                                                                               $ (410,597)        $ (394,292)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Equity in loss of investment in local partnerships                                     345,111            338,928
   Distributions from local partnerships classified as other income                       (2,475)            (2,500)
   Amortization of net premium on investments in bonds                                      8,303              7,253
   Accretion of zero coupon bonds                                                          (4,058)            (4,076)
   Increase in payable to general partner                                                  43,867             43,867
   Increase (decrease) in accounts payable and accrued expenses                            18,990             (9,257)
   Decrease in interest receivable                                                          1,008              1,691
                                                                                        ----------       -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     $     149           $(18,386)
                                                                                        ==========       ===========




























                                            See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 1998
                                   (UNAUDITED)
1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1998 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 1998 are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.

2.   Comprehensive Income

     On March 31, 1998, the Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." As a result, the statements of operations include an amount for other comprehensive income (loss), as well as comprehensive loss. Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected partners' equity (deficit) but which are excluded from net loss. Other comprehensive loss in the accompanying statement of operations for the three months ended June 29, 1998 resulted from a net unrealized loss on investments in bonds available-for-sale of $5,045. Accumulated other comprehensive income in the accompanying balance sheet as of June 29, 1998 reflects the cumulative net unrealized gain on investments in bonds available-for-sale. The balance sheet as of March 30, 1998 and the statement of operations for the three months ended June 29, 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

3.   Investments in Bonds Available-For-Sale

     As of June 29, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                      Gross              Gross
                                                   Amortized       unrealized         unrealized          Estimated
      Description and maturity                         cost           gains             losses            fair value
     --------------------------

      Corporate debt securities
        Within one year                           $  44,384        $       169          $    (217)     $       44,336
        After one year through five years           400,650             13,325                --              413,975
        After five years through ten years          657,000             30,003               (714)            686,289
        After ten years                             101,301                --              (1,782)             99,519
                                                -----------       ------------          -----------      ------------
                                                  1,203,335             43,497             (2,713)          1,244,119
                                                -----------       ------------         ------------      ------------


      U.S. Treasury debt securities
        Within one year                             259,571                199                --              259,770
        After one year through five years           663,277            107,002                --              770,279
        After five years through ten years          357,428             77,356                --              434,784
                                                 -----------       --------------       -----------        -------------
                                                  1,280,276            184,557                --            1,464,833
                                                 -----------       --------------       -----------        -------------



      U.S. government and agency securities
        After five years through ten years          217,729              3,052                --              220,781
                                                 ----------         -----------         ------------        -----------

                                                $ 2,701,340         $  231,106       $    (2,713)         $ 2,929,733
                                                ===========         ==========       ============         ===========




                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1998
                                   (UNAUDITED)


3.   Investments in Bonds Available-For-Sale (continued)

     The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with the Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of the Cobbet Local Partnership. The letter of credit is secured by the Partnership's investment in a U.S. Treasury bond in the amount of $257,000. As of August 13, 1998, no amounts have been drawn under the terms of the letter of credit.

4.   Investment in Local Partnerships

     The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $34,510,290. As of March 31, 1998, the Local Partnerships' combined unaudited balance sheet (which includes the unaudited balance sheets of Erie Associates Limited Partnership and B & V Phase I, Ltd., see discussion herein Note 4) have outstanding mortgage loans payable totaling approximately $77,058,000 and accrued interest payable on such loans totaling approximately $5,067,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the three months ended June 29, 1998, the investment in Local Partnerships activity consists of the following:

              Investment in Local Partnerships as of March 30, 1998                       $  5,891,075

              Equity in loss of investment in Local Partnerships                              (345,111) *

              Cash distributions received from Local Partnerships                                2,475

              Cash distributions classified as other income
                                                                                                (2,475)
                                                                                          ------------
              Investment in Local Partnerships as of June 29, 1998                        $  5,545,964
                                                                                          ============

              * Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $558,106 for the three months ended March 31, 1998 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 4.

     The combined unaudited balance sheets of the Local Partnerships as of March 31, 1998 and December 31, 1997 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 1998 and 1997 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of March 31, 1998 and December 31, 1997 are as follows:

                                                                                      March 31,          December 31,

                                                                                         1998                 1997
                                                                                 -------------------  ---------------
      ASSETS

      Cash and other investments                                                    $   1,073,214       $   1,219,986
      Rents receivable                                                                    222,909             243,316
      Escrow deposits and reserves                                                      2,776,078           3,044,733
      Land                                                                              4,075,735           4,075,735
      Buildings and improvements (net of accumulated depreciation of
        $35,637,246 and $34,628,370)                                                   73,650,747          74,439,165
      Intangible assets (net of accumulated amortization of $656,742 and
        $640,058)                                                                       1,811,254           1,827,938
      Other                                                                               853,961             803,251
                                                                                    -------------     ---------------

                                                                                     $ 84,463,898        $ 85,654,124
                                                                                     ============        ============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                       $   1,189,139       $   1,065,374
        Due to related parties                                                          4,968,037           5,376,344
        Mortgage loans                                                                 77,058,452          77,119,187
        Notes payable                                                                   1,000,223           1,000,841
        Accrued interest                                                                5,067,328           4,959,061
        Other                                                                             328,026             353,188
                                                                                    -------------      --------------

                                                                                       89,611,205          89,873,995
                                                                                    -------------       -------------
      Partners' equity (deficit)

      American Tax Credit Properties L.P.
        Capital contributions, net of distributions                                    33,933,197          33,941,389
        Cumulative loss                                                               (28,404,708)        (28,059,597)
                                                                                     ------------        ------------

                                                                                        5,528,489           5,881,792
                                                                                   --------------      --------------
      General partners and other limited partners, including ATCP II
        Capital contributions, net of distributions                                       677,912             677,937
        Cumulative loss                                                               (11,353,708)        (10,779,600)
                                                                                     ------------        ------------

                                                                                      (10,675,796)        (10,101,663)

                                                                                       (5,147,307)         (4,219,871)

                                                                                     $ 84,463,898        $ 85,654,124
                                                                                     ============        ============


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three months ended March 31, 1998 and 1997 are as follows:

                                                                                        1998                1997
                                                                                   --------------      ------------
      REVENUE

      Rental                                                                        $  3,963,455        $  4,053,331
      Interest and other                                                                  51,849              52,851
                                                                                  --------------      --------------

      TOTAL REVENUE                                                                    4,015,304           4,106,182
                                                                                  --------------        ------------


      EXPENSES

      Administrative                                                                     613,818             603,519
      Utilities                                                                          376,501             434,406
      Operating, maintenance and other                                                   723,535             810,143
      Taxes and insurance                                                                494,501             526,660
      Financial (including amortization of $16,684 and $24,929)                        1,717,292           1,940,561
      Depreciation                                                                     1,008,876           1,011,596
                                                                                    ------------        ------------

      TOTAL EXPENSES                                                                   4,934,523           5,326,885
                                                                                    ------------        ------------

      NET LOSS                                                                      $   (919,219)        $(1,220,703)
                                                                                    ============         ===========


      NET LOSS ATTRIBUTABLE TO

        American Tax Credit Properties L.P.                                         $   (345,111)       $   (338,928)
        General partners and other limited partners, including ATCP II, which includes $558,106 and $864,539 of American Tax Credit
           Properties L.P. loss in excess of investment                                 (574,108)           (881,775)
                                                                                    ------------        ------------

                                                                                    $   (919,219)        $(1,220,703)
                                                                                    ============         ===========

     The combined results of operations of the Local Partnerships for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The Partnership acquired a 99% limited partnership interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owned a 97-unit,
     Section 8 assisted apartment complex located in Homestead, Florida during the year ended March 30, 1995. Prior to the acquisition, the B & V Phase I Local Partnership was damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. After pursuing various legal efforts which were ultimately unsuccessful and because alternative sources of financing could not be secured, the property was transferred to the lender in May 1998. The Partnership's investment balance in the B & V Phase I Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1996. Accordingly, the aforementioned transfer will have no effect on the financial position, results of operations or cash flows of the Partnership.

     Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that the Cobbet Local Partnership will no longer be receiving the ODL, without which the Cobbet Local Partnership would be unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA has notified the Cobbet Local Partnership and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers the mortgages to be in default. The Local General Partners have agreed to a plan, with modifications proposed by MHFA, to recapitalize the Cobbet Local Partnership from capital to be received from the admission of a new limited partner. As of the date of this report, MHFA has not executed the plan. If the plan were to be implemented, such new limited partner would receive a substantial portion of the annual allocation of the Cobbett Local Partnership's tax losses commencing January 1, 1999, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in the Cobbet Local Partnership to avoid recapture of Low-income Tax Credits. There can be no assurance the plan will be implemented, and if not, MHFA would be expected to retain its rights under the loan documents. The Partnership's investment balance in the Cobbett Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1994.

     Erie Associates Limited Partnership (the "Erie Local Partnership"), which is in the tenth year of the Low-income Tax Credit period, is subject to an amended and restated note (the "Amended Note") dated December 1, 1994 (which matured on December 1, 1997) and is entitled to a project-based rental subsidy under Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts, which contract is subject to a year to year renewal. The original financing called for Mandatory Debt Service of $7,647 per month, while the Amended Note required monthly Mandatory Debt Service of $5,883. The Local General Partners reported that the Erie Local Partnership was several months in arrears under the terms of the Amended Note, that a default was declared by the lender and that discussions were being held with the lender. While negotiations were ongoing, the lender conducted a foreclosure sale of the property in April 1998. The Partnership has been advised by its counsel that the foreclosure sale can be "unwound" for tax purposes (thereby avoiding any recapture of Low-income Tax Credit benefits) if, prior to December 31, 1998, the Erie Local Partnership repurchases the property and the Partnership (or a third party) purchases and reinstates the Amended Note. The Partnership has offered to purchase the Amended Note (provided that the property is reconveyed to the Erie Local Partnership in 1998), but to date, the lender has not agreed. The Partnership's investment in the Erie Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1998.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1998
                                   (UNAUDITED)


5.   Additional Information

     Additional  information,  including  the audited  March 30, 1998  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1998 on file with the Securities and Exchange Commission.

                          AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 1998, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1998. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit under Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 1998, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investing in bonds. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $7,000 during the three months ended June 29, 1998 (which included a net unrealized loss on investments in bonds of approximately $5,000, the amortization of net premium on investments in bonds of approximately $8,000 and the accretion of zero coupon bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 1998 of $345,111. Payable to general partner in the accompanying balance sheet as of June 29, 1998 represents accrued management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 4 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Registrant's operations for the three months ended June 29, 1998 and 1997 resulted in net losses of $410,597 and $394,292, respectively. The operations of Registrant and the Local Partnerships were consistent between 1997 and 1998. Other comprehensive income (loss) for the three months ended June 29, 1998 and 1997 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of ($5,045) and $46,438, respectively.

The Local Partnerships' net loss of approximately $919,000 for the three months ended March 31, 1998 was attributable to rental and other revenue of approximately $4,015,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,909,000 and approximately $1,026,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $1,221,000 for the three months ended March 31, 1997 was attributable to rental and other revenue of approximately $4,106,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,290,000 and approximately $1,037,000 of depreciation and amortization expenses. The Local Partnerships' net loss for the three months ended March 31, 1997 included the results of operations of B & V Ltd. prior to its April 1997 foreclosure. The results of operations of the Local Partnerships for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected in future periods.

                             AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. Four Local Partnerships' HAP Contracts are scheduled to expire in 1998. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 1998, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

In connection with certain repairs required by the lender (the Massachusetts Housing Finance Agency) ("MHFA") of Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership"), MHFA drew on a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any. In June 1997, Registrant provided funds to establish collateral to secure a replacement letter of credit. Although the repairs have been completed and the Cobbet Local Partnership has notified MHFA of such completion, the Cobbet Local Partnership has not received the anticipated notice from MHFA that the default has been cured. The Cobbet Local Partnership was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that the Cobbet Local Partnership will no longer be receiving the ODL, without which the Cobbet Local Partnership would be unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA has notified the Cobbet Local Partnership and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers the mortgages to be in default. The Local General Partners have agreed to a plan, with modifications proposed by MHFA, to recapitalize the Cobbet Local Partnership from capital to be received from the admission of a new limited partner. As of the date of this report, MHFA has not executed the plan. If the plan were to be implemented, such new limited partner would receive a substantial portion of the annual allocation of the Cobbett Local Partnership's tax losses commencing January 1, 1999, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in the Cobbet Local Partnership to avoid recapture of Low-income Tax Credits. There can be no assurance the plan will be implemented, and if not, MHFA would be expected to retain its rights under the loan documents. The future financial viability of the Cobbet Local Partnership is highly uncertain. The Low-income Tax Credits for 1998 are expected to be approximately $12 per Unit. The Property's historic tax credit was earned in 1988 and all of the Low-income Tax Credits have been allocated since 1989 and are scheduled to expire in 1999.

Erie Associates Limited Partnership (the "Erie Local Partnership"), which is in the tenth year of the Low-income Tax Credit period, is subject to an amended and restated note (the "Amended Note") dated December 1, 1994 (which matured on December 1, 1997) and is entitled to a project-based rental subsidy under Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts, which contract is subject to a year to year renewal. The original financing called for Mandatory Debt Service of $7,647 per month, while the Amended Note required monthly Mandatory Debt Service of $5,883. The Local General Partners reported that the Erie Local Partnership was several months in arrears under the terms of the Amended Note, that a default was declared by the lender and that discussions were being held with the lender. While negotiations were ongoing, the lender conducted a foreclosure sale of the property in April 1998. Registrant has been advised

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

by its counsel that the foreclosure sale can be "unwound" for tax purposes (thereby avoiding any recapture of Low-income Tax Credit benefits) if, prior to December 31, 1998, the Erie Local Partnership repurchases the property and Registrant (or a third party) purchases and reinstates the Amended Note. Registrant has offered to purchase the Amended Note (provided that the property is reconveyed to the Erie Local Partnership in 1998), but to date, the lender has not agreed. In the event Registrant is unsuccessful in its attempt to purchase the Amended Note and the property is not reconveyed to the Erie Local Partnership, Registrant estimates a recapture of Low-income Tax Credits taken through December 1997, including interest, of approximately $20 per Unit for Unit holders of record as of April 1998 and it would lose the ability to utilize remaining Low-income Tax Credits of approximately $4 per Unit for 1998.

Although 4611 South Drexel Limited Partnership (the "South Drexel Local Partnership") reported above break even operations during the year ended December 31, 1997, the South Drexel Local Partnership was declared in default of its first mortgage during December 1997 for failure to make required payments during the four months then ended. As a result, Registrant removed the original Local General Partner and the affiliated property management agent under the terms of the partnership agreement. In an effort to appease the lender, Registrant made a payment to the lender during January 1998 and the mortgage is reportedly current as of June 1998. Although the original Local General Partner had informed Registrant of its intent to cooperate with Registrant's removal actions, the original Local General Partner is now disputing the removal and has not delivered partnership documents and records despite several requests. Registrant has commenced legal action to remove the original Local General Partner.

Registrant acquired a 99% limited partnership interest in B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"), which owned a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida during the year ended March 30, 1995. Prior to the acquisition, the B & V Phase I Local Partnership was damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. After pursuing various legal efforts which were ultimately unsuccessful and because alternative sources of financing could not be secured, the property was transferred to the lender in May 1998. As a result of the lender's foreclosure, Registrant estimates a recapture of Low-income Tax Credits taken through December 1997, including interest, of approximately $3 per Unit for Unit holders of record as of May 1998 and lost the ability to utilize remaining Low-income Tax Credits of approximately $2 per Unit for 1998.

The terms of the partnership agreement of Hilltop North Associates, L.P. (the "Hilltop Local Partnership") require the managing agent to defer property management fees in order to avoid a default under the mortgage. The Hilltop Local Partnership incurred an operating deficit of approximately $55,000 for the three months ended March 31, 1998, which included property management fees of approximately $17,000. Accordingly, the net operating deficit was approximately $38,000 resulting primarily from tenant turnover costs. The Local General Partner has applied for a withdrawal from the replacement reserve account to cover a significant portion of these costs. Of Registrant's total annual Low-income Tax Credits, approximately 5% is allocated from the Hilltop Local Partnership.

Adoption of Accounting Standard

On March 31, 1998, Registrant adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 has not materially impacted Registrant's financial position and results of operations.

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

4611 South Drexel Limited Partnership (the "South Drexel Local Partnership") was declared in default of its first mortgage during December 1997 for failure to make required payments during the four months then ended. As a result, Registrant removed the original Local General Partner and the affiliated property management agent under the terms of the partnership agreement. In an effort to appease the lender, Registrant made a payment to the lender during January 1998 and the mortgage is reportedly current as of June 1998. Although the original Local General Partner had informed Registrant of its intent to cooperate with Registrant's removal actions, the original Local General Partner is now disputing the removal and has not delivered partnership documents and records despite several requests. On July 1, 1998, Registrant commenced legal action to remove the original Local General Partner and filed a complaint seeking declaratory and injunctive relief and an accounting in Cook County, Illinois, County Department, Chancery Division. A hearing has been scheduled for August 18, 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partners of Erie Associates Limited Partnership (the "Erie Local Partnership") report that the Erie Local Partnership has not made all required payments under the terms of its amended and restated mortgage, that a default has been declared by the lender and that in April 1998, the lender conducted a foreclosure sale of the property. Registrant has offered to purchase the amended and restated note (provided that the property is reconveyed to the Erie Local Partnership in 1998), but to date the lender has not agreed.

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


Dated: August 14 1998                             /s/  Richard Paul Richman
       ---------------                             -------------------------
                                         Richard Paul Richman
                                         President, Chief Executive Officer and
                                         Director of the general partner of the
                                         General Partner


Dated: August 14, 1998                             /s/  Neal Ludeke
       ---------------                             ----------------
                       Neal Ludeke
                       Vice President and Treasurer of the general partner
                       of the General Partner
                      (Principal Financial and Accounting Officer of Registrant)