Form 10-Q
period 1998-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 1998-11-16
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended  September 29, 1998

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

Yes X No ___.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                                  Table of Contents                                       Page


Balance Sheets as of September 29, 1998 (Unaudited) and March 30, 1998 (Unaudited)...........................3

Statements of Operations for the three and six month periods ended September 29, 1998 (Unaudited)
     and September 29, 1997 (Unaudited)......................................................................4

Statements of Cash Flows for the six months ended September 29, 1998 (Unaudited)
     and September 29, 1997 (Unaudited)......................................................................5

Notes to Financial Statements as of September 29, 1998 (Unaudited)...........................................7




                                         AMERICAN TAX CREDIT PROPERTIES L.P.
                                                   BALANCE SHEETS
                                                     (UNAUDITED)



                                                                                   September 29,         March 30,
                                                                        Notes           1998                 1998
                                                                        -----   -------------------  ------------

ASSETS

Cash and cash equivalents                                                         $      79,169        $    388,431
Investments in bonds available-for-sale                                   3           3,015,765           2,678,595
Investment in local partnerships                                         3,4          5,267,730           5,891,075
Interest receivable                                                                      58,549              53,744
                                                                                  -------------        ------------
                                                                                  $   8,421,213        $  9,011,845
                                                                                  =============        ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                          $      49,680        $     55,400
   Payable to general partner                                                           131,595              43,861
                                                                                  -------------        ------------
                                                                                        181,275              99,261
                                                                                  -------------        ------------


Commitments and contingencies                                            3,4

Partners' equity (deficit)

   General partner                                                                     (286,485)           (278,907)
   Limited partners (41,286 units of limited partnership interest
     outstanding)                                                                     8,207,796           8,958,053
   Accumulated other comprehensive income, net                           2,3            318,627             233,438
                                                                                  -------------        ------------
                                                                                      8,239,938           8,912,584
                                                                                  -------------        ------------

                                                                                  $   8,421,213        $  9,011,845
                                                                                  =============        ============



                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months       Six Months       Three Months      Six Months Ended
                                                         Ended September   Ended September   Ended September       September
                                                               29,               29,               29,                29,
                                                Notes         1998              1998              1997               1997
                                                -----    -----------------------------------------------------------------------

REVENUE

 Interest                                                   $     56,594    $     110,888          $   60,361       $    123,066
 Other income from local partnerships                              3,750            6,225               5,000              7,500
                                                            ------------    -------------          ----------       ------------
 TOTAL REVENUE                                                    60,344          117,113              65,361            130,566
                                                            ------------    -------------          ----------       ------------

EXPENSES

Administration fees                                               45,931           91,862              45,931             91,862
Management fee                                                    43,867           87,734              43,867             87,734
Professional fees                                                 36,075           55,702              11,960             33,561
Printing, postage and other                                        3,475           16,305               3,747             12,917
                                                            ------------    -------------          ----------       ------------

TOTAL EXPENSES                                                   129,348          251,603             105,505            226,074
                                                            ------------    -------------          ----------       ------------

Loss from operations                                             (69,004)        (134,490)            (40,144)           (95,508)

Equity in loss of investment in local
   partnerships                                   4             (278,234)        (623,345)           (251,151)          (590,079)
                                                            ------------    -------------          ----------       ------------

NET LOSS                                                        (347,238)        (757,835)           (291,295)          (685,587)

Other  comprehensive income                      2,3              90,234           85,189              44,254             90,692
                                                            ------------    -------------          ----------       ------------

COMPREHENSIVE LOSS                                          $   (257,004)   $    (672,646)         $ (247,041)      $   (594,895)
                                                            ============    =============          ==========       ============


NET LOSS ATTRIBUTABLE TO

   General partner                                          $     (3,472)   $      (7,578)         $   (2,913)      $     (6,856)
   Limited partners                                             (343,766)        (750,257)           (288,382)          (678,731)
                                                            ------------    -------------          ----------       ------------

                                                            $   (347,238)   $    (757,835)         $ (291,295)      $   (685,587)
                                                            ============    =============          ==========       ============

NET LOSS per unit of limited partnership
   interest (41,286 units of limited
   partnership interest)                                    $      (8.33)   $      (18.17)         $    (6.99)      $     (16.44)
                                                            ============    =============          ==========       ============


                                           See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 1998 AND 1997
                                   (UNAUDITED)



                                                                                         1998              1997
                                                                                    ------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                                   $   114,916         $   133,412
Cash paid for
     administration fees                                                                (76,380)            (76,380)
     professional fees                                                                  (76,902)            (72,276)
     printing, postage and other expenses                                               (16,307)            (21,110)
                                                                                   -------------       ------------

Net cash used in operating activities                                                   (54,673)            (36,354)
                                                                                   -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                               6,225              16,250
Investments in bonds (includes accrued interest of $386 and $1,301)                    (260,814)           (257,217)
Maturity/redemption and sale of bonds                                                                       178,432
                                                                                   -------------       ------------

Net cash used in investing activities                                                  (254,589)            (62,535)
                                                                                    ------------       ------------

Net decrease in cash and cash equivalents                                              (309,262)            (98,889)

Cash and cash equivalents at beginning of period                                        388,431             284,108
                                                                                   ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $     79,169         $   185,219
                                                                                   ============         ===========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net                    $     85,189         $     90,692
                                                                                   ============         ============

See reconciliation of net loss to net cash used in operating  activities on page 6.




                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 1998 AND 1997
                                   (UNAUDITED)



                                                                                           1998               1997
                                                                                     -------------      ------------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                               $ (757,835)        $ (685,587)

Adjustments to reconcile net loss to net cash used in operating activities

      Equity in loss of investment in local partnerships                                  623,345            590,079
      Distributions from local partnerships classified as other income                     (6,225)            (7,500)
      Amortization of net premium on investments in bonds                                  16,609             14,288
      Accretion of zero coupon bonds                                                       (8,162)            (7,666)
      Decrease (increase) in interest receivable                                           (4,419)             3,724
      Decrease in accounts payable and accrued expenses                                    (5,720)           (31,426)
      Increase in payable to general partner                                               87,734             87,734
                                                                                     -------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                                 $   (54,673)       $   (36,354)
                                                                                      ============       ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 1998 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 1998 are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.

2.   Comprehensive Income

     On March 31, 1998, the Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." As a result, the statements of operations include an amount for other comprehensive income as well as comprehensive loss. Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected partners' equity (deficit) but which are excluded from net loss. Other comprehensive income in the accompanying statements of operations for the three and six month periods ended September 29, 1998 resulted from a net unrealized gain on investments in bonds available-for-sale of $90,234 and $85,189, respectively. Accumulated other comprehensive income in the accompanying balance sheet as of September 29, 1998 reflects the net unrealized gain on investments in bonds available-for-sale of $318,627. The balance sheet as of March 30, 1998 and the statements of operations for the three and six month periods ended September 29, 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

3.   Investments in Bonds Available-For-Sale

     As of September 29, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                      Gross              Gross
                                                   Amortized       unrealized         unrealized          Estimated
      Description and maturity                         cost           gains             losses            fair value

      Corporate debt securities
        Within one year                         $     44,133     $         206     $         (247)     $       44,092
        After one year through five years            399,127            16,327                 --             415,454
        After five years through ten years           655,560            57,616                 --             713,176
        After ten years                              101,267              --                  (42)            101,225
                                                  ----------       -----------      --------------      -------------
                                                   1,200,087            74,149               (289)          1,273,947
                                                  ----------       -----------     ---------------       ------------

      U.S. Treasury debt securities
        Within one year                              258,714             1,657                 --             260,371
        After one year through five years            660,322           128,509                 --             788,831
        After five years through ten years           356,182            95,440                 --             451,622
                                                  ----------       -----------      --------------      -------------

                                                   1,275,218           225,606                 --           1,500,824
                                                  ----------       -----------      --------------      -------------

      U.S. government and agency securities
        After five years through ten years           221,833            19,161                 --             240,994
                                                  ----------       -----------      --------------      -------------

                                                 $ 2,697,138        $  318,916     $         (289)       $  3,015,765
                                                 ===========        ==========     ===============       ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


3.   Investments in Bonds Available-For-Sale (continued)

     The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership"). Pursuant to the terms of the financing documents, the lender has required security for future operating deficits, if any, of the Cobbet Local Partnership. The letter of credit is secured by the Partnership's investment in a U.S. Treasury bond in the amount of $257,000. As of November 1, 1998, no amounts have been drawn under the terms of the letter of credit.


4.   Investment in Local Partnerships

     The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $34,510,290. As of June 30, 1998, the Local Partnerships' combined unaudited balance sheet, which includes the unaudited balance sheet of Erie Associates Limited Partnership (see discussion herein Note 4), have outstanding mortgage loans payable totaling approximately $74,356,000 and accrued interest payable on such loans totaling approximately $3,279,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 1998, the investment in Local Partnerships activity consists of the following:

              Investment in Local Partnerships as of March 30, 1998                      $  5,891,075

              Equity in loss of investment in Local Partnerships                             (623,345)*

              Cash distributions received from Local Partnerships                              (6,225)

              Cash distributions classified as other income                                     6,225
                                                                                         ------------

              Investment in Local Partnerships as of September 29, 1998                  $  5,267,730
                                                                                         ============

     * Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $963,821 for the six months ended June 30, 1998 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 4.

     The combined unaudited balance sheets of the Local Partnerships as of June 30, 1998 and December 31, 1997 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1998 and 1997 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 1998 and December 31, 1997 are as follows:

                                                                                      June 30,           December 31,
                                                                                         1998                 1997
                                                                                    -------------        ------------

      ASSETS

      Cash and cash equivalents                                                   $       925,482       $   1,219,986
      Rents receivable                                                                    168,844             243,316
      Escrow deposits and reserves                                                      3,001,396           3,044,733
      Land                                                                              3,884,905           4,075,735
      Buildings and improvements (net of accumulated depreciation of
        $35,745,507 and $34,628,370)                                                   70,848,949          74,439,165
      Intangible assets (net of accumulated amortization of $554,090 and
        $640,058)                                                                       1,794,568           1,827,938
      Other                                                                               706,722             803,251
                                                                                    -------------        ------------
                                                                                    $  81,330,866        $ 85,654,124
                                                                                    =============        ============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                      $    1,108,811       $   1,065,374
        Due to related parties                                                          4,956,970           5,376,344
        Mortgage loans                                                                 74,356,463          77,119,187
        Notes payable                                                                     994,200           1,000,841
        Accrued interest                                                                3,279,014           4,959,061
        Other                                                                             315,489             353,188
                                                                                    -------------        ------------
                                                                                       85,010,947          89,873,995
                                                                                    -------------        ------------
      Partners' equity (deficit)

        American Tax Credit Properties L.P.
            Capital contributions, net of distributions                                33,933,197          33,941,389
            Cumulative loss                                                           (28,682,942)        (28,059,597)
                                                                                    -------------        ------------
                                                                                        5,250,255           5,881,792
                                                                                    -------------        ------------
        General partners and other limited partners, including ATCP II
            Capital contributions, net of distributions                                   373,842             677,937
            Cumulative loss                                                            (9,304,178)        (10,779,600)
                                                                                    -------------        ------------

                                                                                       (8,930,336)        (10,101,663)
                                                                                    -------------        ------------
                                                                                       (3,680,081)         (4,219,871)
                                                                                    -------------        ------------

                                                                                   $   81,330,866        $ 85,654,124
                                                                                   ==============        ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1998 and 1997 are as follows:

                                                              Three Months       Six Months       Three Months       Six Months
                                                                 Ended              Ended            Ended             Ended
                                                                June 30,          June 30,          June 30,          June 30,
                                                                  1998               1998             1997              1997
                                                             --------------      ------------    ------------      ------------
      REVENUE

      Rental                                                  $   3,746,733       $ 7,710,188     $ 3,989,511      $  8,042,842
      Interest and other                                             33,020            84,869          52,665           105,516
                                                             --------------      ------------    ------------      ------------

      TOTAL REVENUE                                               3,779,753         7,795,057       4,042,176         8,148,358
                                                             --------------      ------------    ------------      ------------


      EXPENSES

      Administrative                                                450,101         1,063,919        544,152          1,147,671
      Utilities                                                     302,804           679,305        315,320            749,726
      Operating, maintenance and other                              747,311         1,470,846        691,706          1,501,849
      Taxes and insurance                                           420,250           914,751        482,850          1,009,510
      Financial (including amortization of
      $16,686, $33,370, $19,650, and $44,579)                     1,597,486         3,314,778      1,736,283          3,676,844
      Depreciation                                                  958,031         1,966,907      1,007,905          2,019,501
                                                             --------------      ------------    ------------      ------------

      TOTAL EXPENSES                                              4,475,983         9,410,506      4,778,216         10,105,101
                                                             --------------      ------------    ------------      ------------

      NET LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEM           (696,230)       (1,615,449)      (736,040)        (1,956,743)

      Extraordinary gain on extinguishment of debt                2,467,526         2,467,526
                                                             --------------      ------------    ------------      ------------

      NET INCOME (LOSS)                                       $   1,771,296       $   852,077    $  (736,040)      $ (1,956,743)
                                                              =============       ===========    ============      =============

      NET INCOME (LOSS) ATTRIBUTABLE TO

        American Tax Credit Properties L.P.                   $    (278,234)       $ (623,345)   $  (251,151)     $    (590,079)
        General partners and other limited partners,
           including ATCP II, which includes  specially
           allocated items of net revenue to certain
           general partners of $2,163,456 for the three and
           six  month  periods  ended  June  30, 1998 and
           $405,715,  $963,821, $488,446 and $1,332,985 of
           American Tax Credit Properties L.P. net
           loss in excess of investment                           2,049,530         1,475,422       (484,889)        (1,366,664)
                                                              -------------       -----------    -----------      -------------

                                                              $   1,771,296       $   852,077    $  (736,040)      $ (1,956,743)
                                                              =============       ===========    ===========       ============


     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     B & V Phase  I,  Ltd.  (the "B & V  Phase  I Local  Partnership"),  owned a
     97-unit, Section 8 assisted apartment complex located in Homestead, Florida. Prior to the Partnership's investment during the year ended March 30, 1995, the B & V Phase I Local Partnership was damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. After pursuing various legal efforts which were ultimately unsuccessful because alternative sources of financing could not be secured, the property was transferred to the lender in May 1998. As a result, the combined balance sheet as of June 30, 1998 and statements of operations for the periods ended June 30, 1998 of the Local Partnerships presented herein Note 4 do not include the assets and liabilities and results of operations of the B &V Phase I Local Partnership with the exception of an extraordinary gain recognized on the extinguishment of debt in the amount of $2,467,526 and a loss on disposal of the property in the amount of $304,070. The Partnership's investment balance in the B & V Phase I Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1996. The aforementioned transfer had no effect on the financial position, results of operations or cash flows of the Partnership.

     Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that the Cobbet Local Partnership no longer receives the ODL, without which the Cobbet Local Partnership is unable to make the full mandatory debt service payments on its first mortgage. MHFA has notified the Cobbet Local Partnership and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers the mortgages to be in
     default.   The  Local  General   Partners  have  agreed  to  a  plan,  with
     modifications proposed by MHFA, to recapitalize the Cobbet Local Partnership from capital to be received from the admission of a new limited partner. As of the date of this report, MHFA has not executed the plan. If the plan were to be implemented, such new limited partner would receive a substantial portion of the annual allocation of the Cobbet Local Partnership's tax losses commencing January 1, 1999, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in the Cobbet Local Partnership to avoid recapture of Low-income Tax Credits. There can be no assurance the plan will be implemented, and if not, MHFA would be expected to retain its rights under the loan documents. The Partnership's investment balance in the Cobbet Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1994.

     Erie Associates Limited Partnership (the "Erie Local Partnership"), which is in the tenth year of the Low-income Tax Credit period, is subject to an amended and restated note (the "Amended Note") dated December 1, 1994 (which matured on December 1, 1997) and is entitled to a project-based rental subsidy under Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts, which contract is subject to a year to year renewal. The original financing called for mandatory debt service of $7,647 per month, while the Amended Note required monthly mandatory debt service of $5,883. The Local General Partners had reported that the Erie Local Partnership was several months in arrears under the terms of the Amended Note, that a default was declared by the lender and that discussions were being held with the lender. While negotiations were ongoing, the lender conducted a foreclosure sale of the property in April 1998. The Partnership has been advised by its counsel that the foreclosure sale can be "unwound" for tax purposes (thereby avoiding any recapture of Low-income Tax Credit benefits) if, prior to December 31, 1998, the Erie Local Partnership repurchases the property and the Partnership (or a third party) purchases and reinstates the Amended Note. The Partnership has offered to purchase the Amended Note (provided that the property is reconveyed to the Erie Local Partnership in 1998), but to date, the lender has not agreed. The Partnership's investment in the Erie Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1998.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1998, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1998. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 1998, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investing in bonds. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $28,000 during the six months ended September 29, 1998 (which included a net unrealized gain on investments in bonds of approximately $85,000, amortization of net premium on investments in bonds of approximately $17,000 and accretion of zero coupon bonds of approximately $8,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1998 of $623,345. Payable to general partner in the accompanying balance sheet as of September 29, 1998 represents accrued management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 4 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Registrant's operations for the three months ended September 29, 1998 and 1997 resulted in net losses of $347,238 and $291,295, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $27,000, which is primarily the result of an increase in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance and an increase in professional fees of approximately $24,000 in connection with the Local Partnership matters. Other comprehensive income for the three months ended September 29, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $90,234 and $44,254, respectively.

The Local Partnerships' net loss from operations before extraordinary item of approximately $696,000 for the three months ended June 30, 1998 was attributable to rental and other revenue of approximately $3,780,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,501,000 and approximately $975,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $736,000 for the three months ended June 30, 1997 was attributable to rental and other revenue of approximately $4,042,000 exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,750,000 and approximately $1,028,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the six months ended September 29, 1998 and 1997 resulted in net losses of $757,835 and $685,587, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $33,000, which is primarily the result of an increase in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance and an increase in professional fees of approximately $22,000 in connection with Local Partnership matters. Other comprehensive income for the six months ended September 29, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $85,189 and $90,692, respectively.

The Local Partnerships' net loss from operations before extraordinary item of approximately $1,615,000 for the six months ended June 30, 1998 was attributable to rental and other revenue of approximately $7,795,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,410,000 and approximately $2,000,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $1,957,000 for the six months ended June 30, 1997 was attributable to rental and other revenue of approximately $8,148,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $8,041,000 and approximately $2,064,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. Four Local Partnerships' HAP Contracts are scheduled to expire in 1999 after being extended during 1998 for one year. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state of the Local Partnership agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 1998, revenue from operations of the Local Partnerships, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

In connection with certain repairs required by the lender (the Massachusetts Housing Finance Agency) ("MHFA") of Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership"), MHFA drew on a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any. In June 1997, Registrant provided funds to establish collateral to secure a replacement letter of credit. Although the repairs have been completed and the Cobbet Local Partnership has notified MHFA of such completion, the Cobbet Local Partnership has not received the anticipated notice from MHFA that the default has been cured. The Cobbet Local Partnership was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that the Cobbet Local Partnership no longer receives the ODL, without which the Cobbet Local Partnership is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA has notified the Cobbet Local Partnership and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers the mortgages to be in default. The Local General Partners have agreed to a plan, with modifications proposed by MHFA, to recapitalize the Cobbet Local Partnership from capital to be received from the admission of a new limited partner.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of the date of this report, MHFA has not executed the plan. If the plan were to be implemented, such new limited partner would receive a substantial portion of the annual allocation of the Cobbet Local Partnership's tax losses commencing January 1, 1999, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in the Cobbet Local Partnership to avoid recapture of Low-income Tax Credits. There can be no assurance the plan will be implemented, and if not, MHFA would be expected to retain its rights under the loan documents. The future financial viability of the Cobbet Local Partnership is highly uncertain. The Low-income Tax Credits for 1998 are expected to be approximately $12 per Unit. The Property's historic tax credit was earned in 1988 and all of the Low-income Tax Credits have been allocated since 1989 and are scheduled to expire in 1999. Registrant's investment balance in the Cobbet Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1994.

Erie Associates Limited Partnership (the "Erie Local Partnership"), which is in the tenth year of the Low-income Tax Credit period, is subject to an amended and restated note (the "Amended Note") dated December 1, 1994 (which matured on December 1, 1997) and is entitled to a project-based rental subsidy under Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts, which contract is subject to a year to year renewal. The original financing called for Mandatory Debt Service of $7,647 per month, while the Amended Note required monthly Mandatory Debt Service of $5,883. The Local General Partners had reported that the Erie Local Partnership was several months in arrears under the terms of the Amended Note, that a default was declared by the lender and that discussions were being held with the lender. While negotiations were ongoing, the lender conducted a foreclosure sale of the property in April 1998. Registrant has been advised by its counsel that the foreclosure sale can be "unwound" for tax purposes (thereby avoiding any recapture of Low-income Tax Credit benefits) if, prior to December 31, 1998, the Erie Local Partnership repurchases the property and Registrant (or a third party) purchases and reinstates the Amended Note. Registrant has offered to purchase the Amended Note (provided that the property is reconveyed to the Erie Local Partnership in
1998), but to date, the lender has not agreed. In the event Registrant is unsuccessful in its attempt to purchase the Amended Note and the property is not reconveyed to the Erie Local Partnership, Registrant estimates a recapture of Low-income Tax Credits taken through December 1997, including interest, of approximately $20 per Unit for Unit holders of record as of April 1998 and it would lose the ability to utilize remaining Low-income Tax Credits of approximately $4 per Unit for 1998. Registrant's investment balance in the Erie Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1998.

Although 4611 South Drexel Limited Partnership (the "South Drexel Local Partnership") reported above break even operations during the year ended December 31, 1997, the South Drexel Local Partnership was declared in default of its first mortgage during December 1997 for failure to make required payments during the four months then ended. As a result, Registrant removed the original Local General Partner and the affiliated property management agent under the terms of the partnership agreement, and made a payment to the lender during January 1998. Although the original Local General Partner was disputing the removal, resulting in Registrant's commencement of legal action, the original Local General Partner has since resigned thus ending the dispute. The new management agent reports that the first mortgage is current as of the date of this report.

B & V Phase I, Ltd.  (the "B & V Phase I Local  Partnership"),  owned a 97-unit,
Section 8 assisted apartment complex located in Homestead, Florida. Prior to Registrant's investment during the year ended March 30, 1995, the B & V Phase I Local Partnership was damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local
Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. After pursuing various legal efforts which were ultimately unsuccessful because alternative sources of financing could not be secured, the property was transferred to the lender in May 1998. Registrant's investment balance in the B & V Phase I Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1995. As a result of the lender's foreclosure, Registrant estimates a recapture of Low-income Tax Credits taken through December 1997, including interest, of approximately $3 per Unit for Unit holders of record as of May 1998 and has lost the ability to utilize remaining Low-income Tax Credits of approximately $2 per Unit for 1998.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Hilltop North Associates, L.P. (the "Hilltop Local Partnership") require the management agent to defer property management fees in order to avoid a default under the mortgage. The Hilltop Local Partnership incurred an operating deficit resulting primarily from costs associated with tenant turnover of approximately $69,000 for the six months ended June 30, 1998, which included property management fees of approximately $27,000. Payments on the mortgage and real estate taxes are current. The Local General Partner has applied for a withdrawal from the replacement reserve account to cover a significant portion of these costs. Of Registrant's total annual Low-income Tax Credits, approximately 5% is allocated from the Hilltop Local Partnership.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                           Part II - OTHER INFORMATION


Item 1.  Legal Proceedings

4611 South Drexel Limited Partnership was declared in default of its first mortgage during December 1997 for failure to make required payments during the four months then ended. As a result, Registrant removed the original Local General Partner and the affiliated property management agent under the terms of the partnership agreement and made a payment to the lender during January 1998. Although the original Local General Partner was disputing the removal, resulting in Registrant's commencement of legal action, the original Local General Partner has since resigned thus ending the dispute. The new management agent reports that the first mortgage is current as of the date of this report.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partners of Erie Associates Limited Partnership (the "Erie Local Partnership") had reported that the Erie Local Partnership had not made all required payments under the terms of its amended and restated mortgage, that a default had been declared by the lender and that in April 1998, the lender conducted a foreclosure sale of the property. Registrant has offered to purchase the amended and restated note (provided that the property is reconveyed to the Erie Local Partnership in 1998), but to date the lender has not agreed.

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partners of Cobbet Hill Associates Limited Partnership is unable to make the full mandatory debt service payments on its first mortgage as a result of the lender's elimination of its operating deficit loan program.

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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


Dated: November 13, 1998               /s/  Richard Paul Richman
                                       -------------------------
                                       Richard Paul Richman
                                       President, Chief Executive Officer and
                                       Director of the general partner of the
                                       General Partner


Dated: November 13, 1998               /s/  Neal Ludeke
                                       ----------------
                                       Neal Ludeke
                                       Vice President and Treasurer
                                       of the General Partner
                                       (Principal Financial and
                                        Accounting Officer of Registrant)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



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



Dated: November 13, 1998                __________________________________
      ------------------
                                        Richard Paul Richman
                                        President, Chief Executive Officer and
                                        Director of the general partner of the
                                        General Partner



Dated: November 13, 1998                 __________________________________
       -----------------
                                         Neal Ludeke
                                         Vice President and Treasurer
                                         of the general partner
                                         of the General Partner
                                         (Principal Financial and
                                          Accounting Officer of Registrant)