Form 10-Q
period 1998-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 1999-02-16
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

   (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

   For the quarterly period ended December 30, 1998

                                       OR

   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
    ---

   For the transition period from ____________ to ____________


                         Commission file number: 0-17619

                       American Tax Credit Properties L.P.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



               Delaware                                      13-3458875
   -------------------------------                       ------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


   ---------------------------------
   Richman Tax Credit Properties L.P.
   599 West Putnam Avenue, 3rd Floor
   Greenwich, Connecticut                                        06830
   ----------------------------------------                    ---------
   (Address of principal executive offices)                    (Zip Code)



   Registrant's telephone number, including area code:  (203) 869-0900

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

   Yes X No .









  G:\American Tax\ATCP1\AT-1298.doc

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                             Table of Contents Page


Balance Sheets as of December 30, 1998 (Unaudited) and
  March 30, 1998 (Unaudited)...................................................3

Statements of Operations for the three and nine month
  periods ended December 30, 1998 (Unaudited)
  and December 30, 1997 (Unaudited)............................................4

Statements of Cash Flows for the nine months ended
  December 30, 1998 (Unaudited) and December 30, 1997 (Unaudited)..............5

Notes to Financial Statements as of December 30, 1998 (Unaudited)..............7

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                                       December 30,          March 30,
                                                                          Notes            1998                1998
                                                                         -------      -------------       ------------

  ASSETS

  Cash and cash equivalents                                                           $     52,811        $    388,431
  Investments in bonds available-for-sale                                   3            2,799,598           2,678,595
  Investment in local partnerships                                         3,4           4,978,525           5,891,075
  Interest receivable                                                                       49,408              53,744
                                                                                      ------------        ------------
                                                                                      $  7,880,342        $  9,011,845
                                                                                      ============        ============
  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

  Liabilities

  Accounts payable and accrued expenses                                               $     33,000        $     55,400
  Payable to general partner                                                                                    43,861
                                                                                      ------------        ------------
                                                                                            33,000              99,261
                                                                                      ------------        ------------
  Commitments and contingencies                                            3,4

  Partners' equity (deficit)

      General partner                                                                     (289,923)           (278,907)
      Limited partners (41,286 units of limited partnership
        interest outstanding)                                                            7,867,474           8,958,053
      Accumulated other comprehensive income, net                          2,3             269,791             233,438
                                                                                      ------------        ------------
                                                                                         7,847,342           8,912,584
                                                                                      ------------        ------------
                                                                                      $  7,880,342        $  9,011,845
                                                                                      ============        ============



                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months        Nine Months       Three Months       Nine Months
                                                          Ended               Ended             Ended             Ended
                                                        December30,        December 30,      December 30,       December 30,
                                             Notes        1998                1998              1997               1997
                                            -------    ------------        -----------       ------------       ------------
 REVENUE

 Interest                                              $    61,690         $   172,578       $    62,289        $   185,355
 Other income from local partnerships          4                                 6,225                                7,500
                                                       -----------         -----------       -----------        -----------
 TOTAL REVENUE                                              61,690             178,803            62,289            192,855
                                                       -----------         -----------       -----------        -----------
 EXPENSES

 Administration fees                                        45,931             137,793            45,931            137,793
 Management fee                                             43,866             131,600            43,866            131,600
 Professional fees                                          11,357              67,059            23,588             57,149
 Printing, postage and other                                15,091              31,396            12,520             25,437
                                                       -----------         -----------       -----------        -----------
 TOTAL EXPENSES                                            116,245             367,848           125,905            351,979
                                                       -----------         -----------       -----------        -----------
 Loss from operations                                      (54,555)           (189,045)          (63,616)          (159,124)

 Equity in loss of investment in local
    partnerships                               4          (289,205)           (912,550)         (250,459)          (840,538)
                                                       -----------         -----------       -----------        -----------

 NET LOSS                                                 (343,760)         (1,101,595)         (314,075)          (999,662)

 Other comprehensive income (loss)            2,3          (48,836)             36,353            24,559            115,251
                                                       -----------         -----------       -----------        -----------
 COMPREHENSIVE LOSS                                    $  (392,596)        $(1,065,242)      $  (289,516)       $  (884,411)
                                                       ===========         ===========       ===========        ===========

 NET LOSS ATTRIBUTABLE TO

    General partner                                    $    (3,438)        $   (11,016)      $    (3,141)       $    (9,997)
    Limited partners                                      (340,322)         (1,090,579)         (310,934)          (989,665)
                                                       -----------         -----------       -----------        -----------
                                                       $  (343,760)        $(1,101,595)      $  (314,075)       $  (999,662)
                                                       ===========         ===========       ===========        ===========
 NET LOSS per unit of limited
    partnership interest (41,286 units
    of limited partnership interest)                   $     (8.24)        $    (26.42)      $     (7.53)       $    (23.97)
                                                       ===========         ===========       ===========        ===========



                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                                                           1998              1997
                                                                                        ---------        ----------

  CASH FLOWS FROM OPERATING ACTIVITIES

  Interest received                                                                     $ 189,955        $ 201,504
  Cash paid for
     administration fees                                                                 (145,534)        (145,534)
     management fee                                                                      (175,461)        (175,461)
     professional fees                                                                    (81,759)         (84,939)
     printing, postage and other expenses                                                 (31,355)         (36,868)
                                                                                        ---------        ---------

  Net cash used in operating activities                                                  (244,154)        (241,298)
                                                                                        ---------        ---------

  CASH FLOWS FROM INVESTING ACTIVITIES



  Cash distributions and other income from local partnerships                               6,225           18,750
  Investments in bonds (includes accrued interest of $386 and $1,301)                    (260,814)        (257,217)
  Maturity/redemption and sale of bonds                                                   163,123          311,432
                                                                                        ---------        ---------

  Net cash provided by (used in) investing activities                                     (91,466)          72,965
                                                                                        ---------        ---------

  Net decrease in cash and cash equivalents                                              (335,620)        (168,333)


  Cash and cash equivalents at beginning of period                                        388,431          284,108
                                                                                        ---------        ---------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  52,811        $ 115,775
                                                                                        =========        =========


  SIGNIFICANT NON-CASH INVESTING ACTIVITIES


  Unrealized gain on investments in bonds available-for-sale, net                       $  36,353        $ 115,251
                                                                                        =========        =========
---------------------------------------------------------------------------------------------------------------------
      See reconciliation of net loss to net cash used in operating activities on page 6.


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                                                          1998              1997
                                                                                       ----------        ----------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
 OPERATING ACTIVITIES

Net loss                                                                             $(1,101,595)       $ (999,662)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local partnerships                                   912,550           840,538
    Distributions from local partnerships classified as other income                      (6,225)           (7,500)
    Amortization of net premium on investments in bonds                                   24,920            21,432
    Accretion of zero coupon bonds                                                       (12,265)          (11,769)
    Decrease in interest receivable                                                        4,722             6,486
    Decrease in accounts payable and accrued expenses                                    (22,400)          (46,962)
    Decrease in payable to general partner                                               (43,861)          (43,861)
                                                                                     -----------        ----------
NET CASH USED IN OPERATING ACTIVITIES                                                $  (244,154)       $ (241,298)
                                                                                     ===========        ==========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 1998
                                   (UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 1998 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.

2. Comprehensive Income

     On March 31, 1998, the Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." As a result, the statements of operations include an amount for other comprehensive income (loss) as well as comprehensive loss. Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected partners' equity (deficit) but which are excluded from net loss. Other comprehensive income (loss) in the accompanying statements of operations for the three and nine month periods ended December 30, 1998 resulted from a net unrealized gain
(loss) on investments in bonds available-for-sale. Accumulated other comprehensive income in the accompanying balance sheet as of December 30, 1998 reflects the net unrealized gain on investments in bonds available-for-sale. The balance sheet as of March 30, 1998 and the statements of operations for the three and nine month periods ended December 30, 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

3. Investments in Bonds Available-For-Sale

     As of December 30, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                           Gross            Gross
                                                        Amortized        unrealized       unrealized       Estimated
        Description and maturity                          cost             gains            losses         fair value
        ------------------------                       -----------      -----------      ------------      ----------


        Corporate debt securities
          Within one year                              $   15,095       $     135        $    -            $   15,230
          After one year through five years               263,268          14,990             -               278,258
          After five years through ten years              654,119          46,170             -               700,289
          After ten years                                 101,233            -             (5,460)             95,773
                                                       ----------       ---------        --------          ----------

                                                        1,033,715          61,295          (5,460)          1,089,550
                                                       ----------       ---------        --------          ----------

        U.S. Treasury debt securities
          Within one year                                 257,857           2,396             -               260,253
          After one year through five years               657,364         112,999             -               770,363
          After five years through ten years              354,935          85,970             -               440,905
                                                       ----------       ---------        --------          ----------

                                                        1,270,156         201,365             -             1,471,521
                                                       ----------       ---------        --------          ----------

        U.S. government and agency securities
          After five years through ten years              225,936          12,591             -               238,527
                                                       ----------       ---------        --------          ----------

                                                       $2,529,807       $ 275,251        $ (5,460)         $2,799,598
                                                       ==========       =========        ========          ==========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)


3. Investments in Bonds Available-For-Sale (continued)

     The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership"). Pursuant to the terms of the financing documents, the lender has required security for future operating deficits, if any, of the Cobbet Local Partnership. The letter of credit is secured by the Partnership's investment in a U.S. Treasury bond with an estimated fair value of $260,253 as of December 30, 1998. As of February 1, 1999, no amounts have been drawn under the terms of the letter of credit.


4. Investment in Local Partnerships

     The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $34,510,290. As of September 30, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $73,376,000 and accrued interest payable on such loans totaling approximately $3,108,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the nine months ended December 30, 1998, the investment in Local Partnerships activity consists of the following:

 Investment in Local Partnerships as of March 30, 1998           $   5,891,075

 Equity in loss of investment in Local Partnerships                   (912,550)*

 Cash distributions received from Local Partnerships                    (6,225)

 Cash distributions classified as other income                           6,225
                                                                 -------------
 Investment in Local Partnerships as of December 30, 1998        $   4,978,525
                                                                 =============

   * Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,514,348 for the nine months ended September 30, 1998 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 4.


     The combined unaudited balance sheets of the Local Partnerships as of September 30, 1998 and December 31, 1997 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1998 and 1997 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)


4 Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 1998 and December 31, 1997 are as follows:

                                                                            September 30,         December 31,
                                                                                1998                 1997
                                                                            -------------        -------------

  ASSETS

  Cash and cash equivalents                                                 $   1,070,950        $   1,219,986
  Rents receivable                                                                167,744              243,316
  Escrow deposits and reserves                                                  2,999,351            3,044,733
  Land                                                                          3,850,061            4,075,735
  Buildings and improvements (net of accumulated depreciation of
      $36,052,611 and $34,628,370)                                             69,603,273           74,439,165
   Intangible assets (net of accumulated amortization of $564,473
      and $640,058)                                                             1,768,941            1,827,938
  Other                                                                           598,223              803,251
                                                                            -------------        -------------
                                                                            $  80,058,543        $  85,654,124
                                                                            =============        =============
  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

  Liabilities

     Accounts payable and accrued expenses                                  $   1,120,902        $   1,065,374
     Due to related parties                                                     4,945,547            5,376,344
     Mortgage loans                                                            73,376,161           77,119,187
     Notes payable                                                                993,557            1,000,841
     Accrued interest                                                           3,108,148            4,959,061
     Other                                                                        315,524              353,188
                                                                            -------------        -------------
                                                                               83,859,839           89,873,995
                                                                            -------------        -------------
  Partners' equity (deficit)

     American Tax Credit Properties L.P.
         Capital contributions, net of distributions                           33,929,447           33,941,389
         Cumulative loss                                                      (28,972,147)         (28,059,597)
                                                                            -------------        -------------
                                                                                4,957,300            5,881,792
                                                                            -------------        -------------
     General partners and other limited partners, including ATCP II
         Capital contributions, net of distributions                              409,125              677,937
         Cumulative loss                                                       (9,167,721)          (10,779,600)
                                                                            -------------        -------------
                                                                               (8,758,596)          (10,101,663)
                                                                            -------------        -------------
                                                                               (3,801,296)          (4,219,871)
                                                                            -------------        -------------
                                                                            $  80,058,543        $  85,654,124
                                                                            =============        =============


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)


The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1998 and 1997 are as follows:


                                                         Three Months        Nine Months       Three Months        Nine Months
                                                             Ended              Ended              Ended              Ended
                                                         September 30,      September 30,      September 30,      September 30,
                                                             1998               1998               1997                1997
  REVENUE

  Rental                                                $3,743,828         $11,454,016        $3,889,391         $11,932,233
  Interest and other                                    98,902             183,771            71,925             177,441

  TOTAL REVENUE                                         3,842,730          11,637,787         3,961,316          12,109,674


  EXPENSES

  Administrative                                        613,572            1,677,491          500,970            1,648,641
  Utilities                                             266,831            946,136            259,059            1,008,785
  Operating, maintenance and other                      792,160            2,263,006          801,068            2,302,917
  Taxes and insurance                                   471,155            1,385,906          446,978            1,456,488
  Financial (including amortization of $25,627,
-----------------------------------------------------   1,587,197          4,901,975          1,620,428          5,297,272
      $58,997, $14,371 and $58,950)
  Depreciation                                          968,666            2,935,573          992,507            3,012,008

  TOTAL EXPENSES                                        4,699,581          14,110,087         4,621,010          14,726,111

  NET LOSS FROM OPERATIONS BEFORE
-----------------------------------------------------   (856,851)          (2,472,300)        (659,694)          (2,616,437)
      EXTRAORDINARY ITEM

  Extraordinary gain on extinguishment of debt          704,103            3,171,629          6,441,935          6,441,935

  NET INCOME (LOSS)                                     $(152,748)   $       699,329    $     5,782,241    $     3,825,498

  NET INCOME (LOSS) ATTRIBUTABLE TO

      American Tax Credit Properties L.P.               $(289,205)         $(912,550)         $(250,459)         $(840,538)
      General partners and other limited partners,
        including ATCP II, which includes specially  allocated
        items of net  revenue  to  certain  general  partners  of  $739,361  and
        $2,902,817  for the three and nine month  periods  ended  September  30,
        1998, respectively, and $550,527, $1,514,348, $397,649 and
        $1,730,634 of Partnership net loss in excess                       1,611,879          6,032,700          4,666,036
        of investment                                   136,457

                                                        $      (152,748)   $       699,329    $     5,782,241    $     3,825,498



The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)


4...................................Investment in Local Partnerships (continued)

  B & V Phase I, Ltd. (the "B & V Phase I Local Partnership"),  owned a 97-unit,
  Section 8 assisted apartment complex located in Homestead, Florida. Prior to the Partnership's investment during the year ended March 30, 1995, the B & V Phase I Local Partnership was damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, the B & V Phase I Local Partnership was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, the B & V Phase I Local Partnership had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. After pursuing various legal efforts which were ultimately unsuccessful because alternative sources of financing could not be secured, the property was transferred to the lender in May 1998. As a result, the combined balance sheet as of September 30, 1998 and statements of operations for the periods ended September 30, 1998 of the Local Partnerships presented herein Note 4 do not include the assets and liabilities and results of operations of the B &V Phase I Local Partnership with the exception of an extraordinary gain recognized on the extinguishment of debt in the amount of $2,467,526 and in the amount of $304,070. The Partnership's investment balance in the B & V Phase I Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1995. The aforementioned transfer had no effect on the financial position, results of operations or cash flows of the Partnership.

  Erie Associates Limited Partnership (the "Erie Local Partnership"), which was in the tenth year of the Low-income Tax Credit period, was subject to an amended and restated note (the "Amended Note") dated December 1, 1994 (which matured on December 1, 1997) and was entitled to a project-based rental subsidy under Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts. The original financing called for mandatory debt service of $7,647 per month, while the Amended Note required monthly mandatory debt service of $5,883. The Local General Partners had reported that the Erie Local Partnership was several months in arrears under the terms of the Amended Note, that a default was declared by the lender and that discussions were being held with the lender. While negotiations were ongoing, the lender conducted a foreclosure sale of the property in April 1998. The Partnership made an offer to repurchase the property and acquire the Amended Note in order to avoid adverse tax consequences but was ultimately unsuccessful. As a result, the combined balance sheet as of September 30, 1998 and statements of operations for the periods ended September 30, 1998 of the Local Partnerships presented herein Note 4 do not include the assets and liabilities and results of operations of the Erie Local Partnership with the exception of an extraordinary gain recognized on the extinguishment of debt in the amount of $704,103 and a gain on disposal of the property in the amount of $35,258. The Partnership's investment balance in the Erie Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1998. The aforementioned transfer had no effect on the financial position, results of operations or cash flows of the Partnership.

  The Cobbet Local Partnership was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that the Cobbet Local Partnership no longer receives the ODL, without which the Cobbet Local Partnership is unable to make the full mandatory debt service payments on its first mortgage. MHFA has notified the Cobbet Local Partnership and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. The Local General Partners have agreed to a plan, with modifications proposed by MHFA, to recapitalize the Cobbet Local Partnership from capital to be received from the admission of a new limited partner. As of the date of this report, MHFA has not executed the plan. If the plan were to be implemented, such new limited partner would receive a substantial portion of the annual allocation of the Cobbet Local Partnership's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in the Cobbet Local Partnership to avoid recapture of Low-income Tax Credits. There can be no assurance the plan will be implemented, and if not, MHFA would be expected to retain its rights under the loan documents.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)

  The Partnership's investment balance in the Cobbet Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1994.


5........................................................Additional Information

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Material Changes in Financial Condition

  As of December 30, 1998, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1998. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 1998, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investing in bonds. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $215,000 during the nine months ended December 30, 1998 (which included a net unrealized gain on investments in bonds of approximately $36,000, amortization of net premium on investments in bonds of approximately $25,000 and accretion of zero coupon bonds of approximately $12,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1998 of $912,550.

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

  Registrant's operations for the three months ended December 30, 1998 and 1997 resulted in net losses of $343,760 and $314,075, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $39,000, which is primarily the result of an increase in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance, and a decrease in professional fees of approximately $12,000 in connection with certain Local Partnership matters. Other comprehensive income (loss) for the three months ended December 30, 1998 and 1997 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of $(48,836) and $24,559, respectively.

  The Local Partnerships' net loss from operations before extraordinary item of approximately $857,000 for the three months ended September 30, 1998 was attributable to rental and other revenue of approximately $3,843,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,706,000 and approximately $994,000 of depreciation and amortization expenses. The Local Partnerships' net loss from operations before extraordinary item of approximately $660,000 for the three months ended September 30, 1997 was attributable to rental and other revenue of approximately $3,961,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,614,000 and approximately $1,007,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Registrant's operations for the nine months ended December 30, 1998 and 1997 resulted in net losses of $1,101,595 and $999,662, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $72,000, which is primarily the result of an increase in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance, a decrease in interest revenue of approximately $13,000 and an increase in professional fees of approximately $10,000 in connection with certain Local Partnership matters. Other comprehensive income for the nine months ended December 30, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $36,353 and $115,251, respectively.

  The Local Partnerships' net loss from operations before extraordinary item of approximately $2,472,000 for the nine months ended September 30, 1998 was attributable to rental and other revenue of approximately $11,638,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $11,115,000 and approximately $2,995,000 of depreciation and amortization expenses. The Local Partnerships' net loss from operations before extraordinary item of approximately $2,616,000 for the nine months ended September 30, 1997 was attributable to rental and other revenue of approximately $12,110,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $11,655,000 and approximately $3,071,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

  Local Partnership Matters

  The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts"), are subject to specific laws, regulations and agreements with federal and state agencies. Four Local Partnerships' HAP Contracts are scheduled to expire in 1999 after being extended during 1998. In addition, the Local Partnerships have various financing structures, which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or
  Interest"). Most of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

  Erie Associates Limited Partnership (the "Erie Local Partnership"), which was in the tenth year of the Low-income Tax Credit period, was subject to an amended and restated note (the "Amended Note") dated December 1, 1994 (which matured on December 1, 1997) and was entitled to a project-based rental subsidy under Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts. The original financing called for Mandatory Debt Service of $7,647 per month, while


                       AMERICAN TAX CREDIT PROPERTIES L.P.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the Amended Note required monthly Mandatory Debt Service of $5,883. The Local General Partners had reported that the Erie Local Partnership was several months in arrears under the terms of the Amended Note, that a default was declared by the lender and that discussions were being held with the lender. While negotiations were ongoing, the lender conducted a foreclosure sale of the property in April 1998. Registrant made an offer to repurchase the property and acquire the Amended Note in order to avoid adverse tax consequences but was ultimately unsuccessful. Registrant estimates a recapture of Low-income Tax Credits taken through December 1997, including interest, of approximately $20 per Unit for Unit holders of record as of April 1998 and has lost the ability to utilize remaining Low-income Tax Credits of approximately $4 per Unit for 1998. Registrant's investment balance in the Erie Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1998.

  In connection with certain repairs required by the lender (the Massachusetts Housing Finance Agency) ("MHFA") of Cobbet Hill Associates Limited Partnership (the "Cobbet Local Partnership"), MHFA drew on a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any. In June 1997, Registrant provided funds to establish collateral to secure a replacement letter of credit. Although the repairs have been completed and the Cobbet Local Partnership has notified MHFA of such completion, the Cobbet Local Partnership has not received the anticipated notice from MHFA that the default has been cured. The Cobbet Local Partnership was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that the Cobbet Local Partnership no longer receives the ODL, without which the Cobbet Local Partnership is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA has notified the Cobbet Local Partnership and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. The Local General Partners have agreed to a plan, with modifications proposed by MHFA, to recapitalize the Cobbet Local Partnership from capital to be received from the admission of a new limited partner. As of the date of this report, MHFA has not executed the plan. If the plan were to be implemented, such new limited partner would receive a substantial portion of the annual allocation of the Cobbet Local Partnership's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in the Cobbet Local Partnership to avoid recapture of Low-income Tax Credits. There can be no assurance the plan will be implemented, and if not, MHFA would be expected to retain its rights under the loan documents. The future financial viability of the Cobbet Local Partnership is highly uncertain. The Low-income Tax Credits for 1998 are expected to be approximately $12 per Unit. The Property's historic tax credit was earned in 1988 and all of the Low-income Tax Credits have been allocated since 1989 and are scheduled to expire in 1999. Registrant's investment balance in the Cobbet Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1994.

  Although 4611 South Drexel Limited Partnership (the "South Drexel Local Partnership") reported above break even operations during the year ended December 31, 1997, the South Drexel Local Partnership was declared in default of its first mortgage during December 1997 for failure to make required payments during the four months then ended. As a result, Registrant removed the original Local General Partner and the affiliated property management agent under the terms of the partnership agreement, and made a payment to the lender during January 1998. Although the original Local General Partner was disputing the removal, resulting in Registrant's commencement of legal action, the original Local General Partner has since resigned, thus ending the dispute. The new management agent reports that the first mortgage is current as of the date of this report.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  The terms of the partnership agreement of Hilltop North Associates, L.P. (the "Hilltop Local Partnership") require the management agent to defer property management fees in order to avoid a default under the mortgage. The Hilltop Local Partnership incurred an operating deficit resulting primarily from costs associated with tenant turnover of approximately $70,000 for the nine months ended September 30, 1998, which included property management fees of approximately $44,000. The Local General Partner has reported that the Hilltop Local Partnership has received permission to withdraw funds from the replacement reserve account to cover a significant portion of the operating deficit. Payments on the mortgage and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 5% is allocated from the Hilltop Local Partnership.

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

   Year 2000 Compliance

   The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that the systems of other entities on which Registrant relies, including the Local Partnerships which report to Registrant on a periodic basis for the purpose of Registrant's reporting to its investors, will be timely converted. There can be no assurance that a failure to convert by another entity would not have a material adverse impact on Registrant.

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

  Item 4.    Submission of Matters to a Vote of Security Holders

             None

  Item 5.    Other Information

As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partners of Erie Associates Limited Partnership (the "Erie Local Partnership") had reported that the Erie Local Partnership had not made all required payments under the terms of its amended and restated mortgage, resulting in a default being declared by the lender. The lender proceeded with a foreclosure sale of the property in April 1998. Registrant made an offer to repurchase the property and acquire the amended note, in order to avoid adverse tax consequences, but was ultimately unsuccessful.

             As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Cobbet Hill Associates Limited Partnership is unable to make the full mandatory debt service payments on its first mortgage as a result of the lender's elimination of its operating deficit loan program.

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


  Dated: February 16, 1999           /s/  Richard Paul Richman
         -----------------                --------------------------
                                          Richard Paul Richman
                                          President, Chief Executive Officer and
                                          Director of the general partner of the
                                          General Partner


  Dated: February 16, 1999           /s/  Neal Ludeke
                                        -------------------------
                                                        Neal Ludeke
                             Vice President and Treasurer of the general partner of the General Partner
                      (Principal Financial and Accounting Officer of Registrant)