Form 10-K
period 1999-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 1999-06-28
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 1999

                                       OR

               []TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ____________

                                     0-17619
                            (Commission File Number)

                       American Tax Credit Properties L.P.
                       -----------------------------------
      (Exact name of registrant as specified in its governing instruments)

        Delaware                                        13-3458875
----------------------------               -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of organization)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                            06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (203) 869-0900
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

        None                                            None
--------------------                -----------------------------------------
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

                                     PART I

Item 1.  Business

Formation

American Tax Credit Properties L.P. ("Registrant"), a Delaware limited partnership, was formed on February 12, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant invested in nineteen such Properties including one Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the "Historic Rehabilitation Tax Credit"). Registrant considers its activity to constitute a single industry segment.

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

The Amendment No. 2 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "Commission") on April 29, 1988 pursuant to the Securities Act of 1933 under Registration Statement File No. 33-20391, and was declared effective on May 4, 1988. Reference is made to the prospectus dated May 6, 1988, as supplemented by Supplement No. 1 and Supplement No. 2 dated August 11, 1988 and September 20, 1988, respectively, filed with the Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 51 through 75 of the Prospectus is incorporated herein by reference.

On May 11, 1988, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 50,000 units of limited partnership interest ("Unit") at $1,000 per Unit to investors. On August 19, 1988 and November 15, 1988, the closings for 23,603 and 17,683 Units, respectively, took place, amounting to aggregate limited partners' capital contributions of $41,286,000.

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

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. In April 1997, B & V, Ltd. ("B & V") suffered its final event of recapture of Low-income Tax Credits due to a hurricane which substantially damaged the property owned by such Local Partnership and the failure of the property to be fully-rebuilt, primarily due to the non-performance of the insurance company and the resulting foreclosure action taken by the lender. In May 1998, B & V Phase I, Ltd. ("B & V Phase I") suffered an event of recapture of Low-income Tax Credits resulting from the same hurricane and a resulting foreclosure. Due to delays in the reconstruction of the complex, B & V Phase I was unable to comply with the terms of its agreement with the lender. In April 1998, Erie Associates Limited Partnership ("Erie") suffered an event of recapture as a result of a foreclosure sale directed by the lender, due to accumulated arrearages under the terms of the mortgage (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations herein).

Although  Registrant  generally owns a 98.9%-99%  limited  partnership  interest
("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"); the ownership percentages of Registrant and ATCP II of Santa Juanita are 34.64% and 64.36%, respectively.

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 5). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships' Section 8 contracts are scheduled to expire in 1999.

Item 2.   Properties (continued)
                                                                                                 Mortgage loans
Name of Local Partnership                                      Number                             payable as of       Subsidy
Name of apartment complex                                    of rental          Capital            December 31,         (see
Apartment complex location                                     units          contribution            1998           footnotes)
--------------------------------                             ---------        ------------      ---------------      ----------

4611 South Drexel Limited Partnership
South Drexel Apartments
Chicago, Illinois                                               44              $  362,966        $   1,348,852           (1c)

B & V, Ltd.
Homestead Apartments
Homestead, Florida                                             158               2,050,795 (3)               -- (3)

B & V Phase I, Ltd.
Gardens of Homestead
Homestead, Florida                                              97                 140,000 (3)               -- (3)

Blue Hill Housing Limited Partnership
Blue Hill Housing
Grove Hall, Massachusetts                                      144               4,506,082            6,498,779           (1a)

Cityside Apartments, L.P.
Cityside Apartments
Trenton, New Jersey                                            126               6,098,990            7,732,846           (1a)

Cobbet Hill Associates Limited Partnership
Cobbet Hill Apartments
Lynn, Massachusetts                                            117               4,910,942           13,652,326         (1a&b)

Dunbar Limited Partnership
Spring Grove Apartments
Chicago, Illinois                                              100               1,518,229            3,987,468         (1a&d)

Dunbar Limited Partnership No. 2
Park View Apartments
Chicago, Illinois                                              102               1,701,849            4,566,461         (1a&d)

Erie Associates Limited Partnership
Erie Apartments
Springfield, Massachusetts                                      18                 755,736 (3)               -- (3)

Federal Apartments Limited Partnership
Federal Apartments
Fort Lauderdale, Florida                                       164               2,832,224            5,184,018           (1a)

Golden Gates Associates
Golden Gates
Brooklyn, New York                                              85                 879,478            4,622,936           (1b)

Grove Park Housing, A California Limited Partnership
Grove Park Apartments
Garden Grove, California                                       104               1,634,396            6,872,589           (1a)

Gulf Shores Apartments Ltd.
Morgan Trace Apartments
Gulf Shores, Alabama                                            50                 352,693            1,486,787           (1b)


Item 2.  Properties (continued)


                                                                                                  Mortgage loans
Name of Local Partnership                                     Number                              payable as of       Subsidy
Name of apartment complex                                    of rental           Capital           December 31,        (see
Apartment complex location                                     units          contribution            1998          footnotes)
--------------------------------                            ----------        ------------        --------------    -----------
Hilltop North Associates, A Virginia Limited Partnership
Hilltop North Apartments
Richmond, Virginia                                              160           $  1,414,524         $  3,281,463           (1a)



Madison-Bellefield Associates
Bellefield Dwellings
Pittsburgh, Pennsylvania                                        158              1,047,744            3,499,704           (1a)

Pine Hill Estates Limited Partnership
Pine Hill Estates
Shreveport, Louisiana                                           110                613,499            2,375,040         (1a&d)

Santa Juanita Limited Dividend Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                                             45                313,887 (2)        1,494,484         (1a&b)

Vista del Mar Limited Dividend Partnership L.P.
Vista del Mar Apartments
Fajardo, Puerto Rico                                            152              3,097,059            5,290,711           (1a&b)

Winnsboro Homes Limited Partnership
Winnsboro Homes
Winnsboro, Louisiana                                             50                289,730            1,187,688         (1a&d)
                                                                              ------------        -------------
                                                                              $ 34,520,823        $ 73,082,152
                                                                              ============        ============



           (1)     Description of subsidies:

               (a) Section  8  of  Title  II  of  the  Housing   and   Community
                   Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

               (b) The Local  Partnership's  debt structure includes a principal or interest payment subsidy.

               (c) The  City  of  Chicago  Housing  Authority  allows  qualified low-income tenants to receive rental certificates.

               (d) The Local Partnership's  Section 8 contracts are scheduled to expire in 1999.

           (2) Reflects amount attributable to Registrant only.

           (3) The property was lost through lender's foreclosure. As of March 30, 1999, the Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheet of the Local Partnerships as of December 31, 1998 in Note 5 to the financial statements.

Item 3.  Legal Proceedings

On March 5, 1990, Stonebridge Associates ("Stonebridge") filed a lawsuit against Federal Apartments Limited Partnership ("Federal") for repayment of an unsecured, non-interest bearing note in the amount of $96,000. The suit was filed in the First Judicial District Court in Caddo Parish, Louisiana. The suit alleged that the defendant was required to pay down such note upon the receipt of the second installment of the capital contribution obligation from Registrant. Such capital contribution payment was made by Registrant to Federal on December 27, 1989. Federal contended that Stonebridge is not entitled to such payment. After the Court ruled in favor of Federal and Stonebridge appealed the ruling, the appellate Court ruled in favor of Federal.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity
and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of June 15, 1999 was 2,603, holding 41,286 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant's Units) are provided to Merrill Lynch by independent valuation services. These estimated values are based on financial and other information available to the independent services (1) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and (2) on March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 1999 and 1998.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1998 and 1997 and the cumulative Tax Credits, net of recaptured Low-income Tax Credits, allocated from inception through December 31, 1998 are as follows:



                                                          Historic                          Net
                                                       Rehabilitation                   Low-income
                                                         Tax Credits                    Tax Credits
                                                       --------------                   -----------

     Tax year ended December 31, 1998                  $         --                     $    106.36
     Tax year ended December 31, 1997                            --                           98.94

     Cumulative totals                                 $      71.88                     $  1,404.58


Registrant expects to generate total Tax Credits from investments in Local Partnerships of approximately $1,545 per Unit through December 31, 1999, net of circumstances which have given rise to, not withstanding future circumstances which may give rise to, recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

                                                                Years Ended March 30,
                                ----------------------------------------------------------------------------------
                                     1999              1998              1997             1996             1995
                                -----------        -----------       -----------      -----------      -----------


Interest and other revenue      $   249,174        $   261,201       $   259,193      $   274,591      $   289,248
                                ===========        ===========       ===========      ===========      ===========

Equity in loss of investment
  in local partnerships         $(2,262,176)       $(1,484,136)      $(2,049,756)     $(2,240,958)     $(2,319,646)
                                ===========        ===========       ===========      ===========      ===========


Net loss                        $(2,543,362)       $(1,684,224)      $(2,384,219)     $(2,425,508)     $(2,498,880)
                                ===========        ===========       ===========      ===========      ===========


Net loss per unit of limited
  partnership interest          $    (60.99)       $    (40.39)      $    (57.17)     $    (58.16)     $    (59.92)
                                ===========        ===========       ===========      ===========      ===========



                                                               As of March 30,
                               ----------------------------------------------------------------------------------
                                   1999               1998              1997            1996              1995
                               -----------        -----------       -----------      -----------      -----------


Total assets                   $ 6,478,405        $ 9,011,845       $10,611,961      $13,040,183      $15,370,194
                               ===========        ===========       ===========      ===========      ===========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in two closings with aggregate limited partners' capital contributions of $41,286,000. In connection with the offering of the sale of Units, Registrant incurred organization and offering costs of approximately $4,781,000 and established a working capital reserve of approximately $2,271,000. The remaining net proceeds of approximately $34,234,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"); one Local Partnership owns a Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48 (g) of the Internal Revenue Code of 1986. Registrant has utilized the Net Proceeds in acquiring an interest in nineteen Local Partnerships.

As of March 30, 1999, Registrant has cash and cash equivalents and investments in bonds totaling $2,792,501, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 1999, Registrant's investments in bonds represent corporate bonds of $1,042,623, U.S. Treasury bonds of $1,434,591 and U.S. government agency bonds of $229,055 with various maturity dates ranging from 1999 to 2023. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 1999, Registrant received cash from interest revenue, redemptions and sale of bonds and other income from Local Partnerships and utilized cash for operating expenses and investments in bonds. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $275,000 during the year ended March 30, 1999 (which includes a net unrealized loss on investments in bonds of approximately $26,000, the amortization of net premium on investments in bonds of approximately $38,000 and the accretion of zero coupon bonds of approximately $16,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 1999, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1998 of $1,241,671 and an adjustment to Registrant's carrying value of its investment in certain Local Partnerships in accordance with applicable accounting guidelines of $1,020,505 (see discussion below under Results of Operations). Payable to general partner in the accompanying balance sheet as of March 30, 1999 represents accrued management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of those Local Partnerships still operating as of the dates indicated, irrespective of Registrant's investment balances.

Cumulative losses and cash distributions in excess of investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in Local Partnerships may be reduced if the carrying value is considered to exceed the estimated value derived by management (which contemplates remaining Low-income Tax Credits and potential residual value, among other things). Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to an investment's carrying value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 1999, 1998 and 1997 resulted in net losses of $2,543,362, 1,684,224 and $2,384,219, respectively. The increase in net loss from 1998 to 1999 is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $778,000 and an increase in professional fees of approximately $58,000. The decrease in net loss from 1997 to 1998 is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $566,000 and a decrease in professional fees of approximately $128,000. Equity in loss of investment in Local Partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the carrying value of its investment in Cityside Apartments, L.P. and Hilltop North Associates, A Virginia Limited Partnership ("Hilltop")during the year ended March 30, 1999 by $596,586 and $423,919, respectively, (ii) losses from impairment of long-lived assets and eminent domain proceeding in connection with B & V, Ltd. ("B & V"), B & V Phase I, Ltd. ("B & V Phase I") and Erie Associates Limited Partnership ("Erie")and
(iii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' loss from operations of approximately $3,608,000 for the year ended December 31, 1998 includes depreciation and amortization expense of approximately $3,891,000 and interest on non-mandatory debt of approximately $610,000, and does not include principal payments on permanent mortgages of approximately $621,000. The Local Partnerships' loss from operations for the year ended December 31, 1998 does not include the gain from the extinguishment of debt of $3,171,629 in connection with B & V Phase I and Erie, which is reflected as an extraordinary item. The Local Partnership's net loss from operations of approximately $5,434,000 for the year ended December 31, 1997 includes depreciation and amortization expense of approximately $4,109,000, interest on non-mandatory debt of approximately $690,000 and a loss from impairment of long-lived assets of approximately $744,000, and does not include principal payments on permanent mortgages of approximately $479,000. The Local Partnerships' loss from operations for the year ended December 31, 1997 does not include the gain from the extinguishment of debt of $6,441,935 in connection with B & V, which is reflected as an extraordinary item. The Local Partnerships' net loss of approximately $9,901,000 for the year ended December 31, 1996 includes depreciation and amortization expense of approximately $4,122,000, a loss from impairment of long-lived assets and eminent domain proceeding of approximately $4,808,000 in connection with B & V and interest on non-mandatory debt of approximately $647,000, and does not include principal payments on permanent mortgages of approximately $577,000.

The results of operations of the Local Partnerships for the year ended December 31, 1998 are not necessarily indicative of the results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. The Local Partnerships will have generated substantially all of the Low-income Tax Credits allocated to limited partners by December 31, 1999.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships' Section 8 contracts are scheduled to expire in 1999.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 1998, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

B & V Phase I owned a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida. Prior to Registrant's investment during the year ended March 30, 1995, B & V Phase I was damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, B & V Phase I was to commence paying debt service in January 1995, which was to coincide with the completion of construction. However, due to construction delays, B & V Phase I had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. After pursuing various legal efforts which were ultimately unsuccessful because alternative sources of financing could not be secured, the property was transferred to the lender in May 1998. As a result of the lender's foreclosure, Registrant had to reflect recapture of Low-income Tax Credits taken through December 1997, including interest, of approximately $3 per Unit for Unit holders of record as of May 1998 and lost the ability to utilize remaining Low-income Tax Credits of approximately $2 per Unit for 1998. Registrant's investment balance in B & V Phase I, after cumulative equity losses, became zero during the year ended March 30, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Erie, which was in the tenth year of the Low-income Tax Credit period, was subject to an amended and restated note (the "Amended Note") dated December 1, 1994 (which matured on December 1, 1997) and was entitled to a project-based rental subsidy under Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts. The original financing called for Mandatory Debt Service of $7,647 per month, while the Amended Note required monthly Mandatory Debt Service of $5,883. The Local General Partners had reported that Erie was several months in arrears under the terms of the Amended Note, that a default was declared by the lender and that discussions were being held with the lender. While negotiations were ongoing, the lender conducted a foreclosure sale of the property in April 1998. Registrant made an offer to repurchase the property and acquire the Amended Note in order to avoid adverse tax consequences but was ultimately unsuccessful. Registrant had to reflect recapture of Low-income Tax Credits taken through December 1997, including interest, of approximately $19 per Unit for Unit holders of record as of April 1998 and lost the ability to utilize remaining Low-income Tax Credits of approximately $4 per Unit for 1998. Registrant's investment balance in Erie, after cumulative equity losses, became zero during the year ended March 30, 1998.

In connection with certain repairs required by the lender (the Massachusetts Housing Finance Agency) ("MHFA") of Cobbet Hill Associates Limited Partnership ("Cobbet"), MHFA drew on a then existing letter of credit in the amount of $242,529, which had been established for the purpose of covering future operating deficits, if any. In June 1997, Registrant provided funds to establish collateral to secure a replacement letter of credit. Although the repairs have been completed and Cobbet has notified MHFA of such completion, Cobbet has not received the anticipated notice from MHFA that the default has been cured. Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA has notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. The Local General Partners have agreed to a plan, with modifications proposed by MHFA, to recapitalize Cobbet from capital to be received from the admission of a new limited partner. As of the date of this report, MHFA has not executed the plan. If the plan were to be implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance the plan will be implemented, and if not, MHFA would be expected to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. The Property's historic tax credit was earned in 1988 and all of the Low-income Tax Credits have been allocated since 1989 and are scheduled to expire in 1999. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

The terms of the partnership agreement of Hilltop require the management agent to defer property management fees in order to avoid a default under the mortgage. Hilltop incurred an operating deficit resulting primarily from costs associated with tenant turnover and a dispute regarding the administration of the Section 8 contract by the local housing authority of approximately $198,000 for the year ended December 31, 1998, which included property management fees of approximately $59,000. Hilltop received permission and withdrew approximately $140,000 from the replacement reserve account to cover a portion of the deficit. The Local General Partner has been conducting discussions with the local housing authority in an effort to resolve what the Local General Partner considers to be excessive requirements placed on the Property by the local housing authority. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hilltop, after cumulative equity losses and an adjustment to the investment's carrying value, became zero during the year ended March 30, 1999. All of the Low-income Tax Credits have been allocated since 1989 and are scheduled to expire in 1999. Of Registrant's total annual Low-income Tax Credits, approximately 6% is allocated from Hilltop.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Adoption of Accounting Standards

Registrant has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Other comprehensive income (loss) in the accompanying statements of operations resulted from net unrealized gains (losses) on investments in bonds available-for-sale. Accumulated other comprehensive income in the accompanying balance sheets reflects the net unrealized gain on investments in bonds available-for-sale. The statements of operations for the years ended March 30, 1998 and 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

Registrant has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Registrant is in one business segment and follows the requirements of SFAS No. 131.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. Registrant has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which Registrant relies, including the Local Partnerships which report to Registrant on a periodic basis for the purpose of Registrant's reporting to its investors, will be timely converted. Registrant has corresponded with the Local Partnerships to ensure their awareness of the Y2K issue and has requested details regarding their efforts to ensure compliance. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by Registrant or another entity would not have a material adverse impact on Registrant.

Item 7A. Quantitative and Qualitative Disclosure Above Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2023, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an underperforming Property, it otherwise intends to hold such investments to their respective maturities. Therfore, Registrant does not anticipate any material adverse impact in connection with such investments.

The Properties are generally located where there is a demand for low-income housing. Accordingly, there is a significant likelihood that new low-income housing properties could be built in the general vicinity of the respective Properties. As a result, the respective Properties' ability to operate at high occupancy levels is subject to competition from newly built low-income housing.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8.  Financial Statements and Supplementary Data


                                Table of Contents
                                                                            Page

Independent Auditors' Report..................................................14

Balance Sheets................................................................15

Statements of Operations......................................................16

Statements of Changes in Partners' Equity (Deficit)...........................17

Statements of Cash Flows......................................................18

Notes to Financial Statements.................................................20




No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report



To the Partners
American Tax Credit Properties L.P.

         We have audited the accompanying balance sheets of American Tax Credit Properties L.P. as of March 30, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 1999, in conformity with generally accepted accounting principles.



/s/ Reznick Fedder & Silverman
Bethesda, Maryland
May 13, 1999

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                             MARCH 30, 1999 AND 1998


                                                                        Notes         1999                 1998
                                                                        -----      -----------          -----------


ASSETS

Cash and cash equivalents                                                3,9       $    86,232          $   388,431
Investments in bonds available-for-sale                                 4,5,9        2,706,269            2,678,595
Investment in local partnerships                                         5,8         3,628,899            5,891,075
Interest receivable                                                       9             57,005               53,744
                                                                                   -----------          -----------

                                                                                   $ 6,478,405          $ 9,011,845
                                                                                   ===========          ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses                                     8        $    91,698          $    55,400
Payable to general partner                                               6,8            43,861               43,861
                                                                                   -----------          -----------
                                                                                       135,559               99,261
                                                                                   -----------          -----------
Commitments and contingencies                                            5,8

Partners' equity (deficit)                                               2,4
   General partner                                                                    (304,341)            (278,907)
   Limited partners (41,286 units of limited partnership interest
     outstanding)                                                                    6,440,125            8,958,053
   Accumulated other comprehensive income, net                                         207,062              233,438
                                                                                   -----------          -----------
                                                                                     6,342,846            8,912,584
                                                                                   -----------          -----------
                                                                                   $ 6,478,405          $ 9,011,845
                                                                                   ===========          ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997


                                                         Notes       1999                 1998                 1997
                                                         -----    -----------          -----------         -----------
REVENUE

Interest                                                          $   225,936          $   241,201         $   255,496
Other income from local partnerships                                   23,238               20,000               3,697
                                                                  -----------          -----------         -----------
TOTAL REVENUE                                                         249,174              261,201             259,193
                                                                  -----------          -----------         -----------
EXPENSES

Administration fees                                        8          183,723              183,723             183,723
Management fee                                            6,8         175,466              175,466             175,466
Professional fees                                                     133,265               75,063             202,897
Printing, postage and other                                            37,906               27,037              31,570
                                                                  -----------          -----------         -----------
TOTAL EXPENSES                                                        530,360              461,289             593,656
                                                                  -----------          -----------         -----------
Loss from operations                                                 (281,186)            (200,088)           (334,463)

Equity in loss of investment in local partnerships         5       (2,262,176)          (1,484,136)         (2,049,756)
                                                                  -----------          -----------         -----------
NET LOSS                                                           (2,543,362)          (1,684,224)         (2,384,219)

Other comprehensive income (loss)                          4          (26,376)             119,945             (77,279)
                                                                  -----------          -----------         -----------
COMPREHENSIVE LOSS                                                $(2,569,738)         $(1,564,279)        $(2,461,498)
                                                                  ===========          ===========         ===========
NET LOSS ATTRIBUTABLE TO                                   2

     General partner                                              $   (25,434)         $   (16,842)        $   (23,842)
     Limited partners                                              (2,517,928)          (1,667,382)         (2,360,377)
                                                                  -----------          -----------         -----------

                                                                  $(2,543,362)         $(1,684,224)        $(2,384,219)
                                                                  ===========          ===========         ===========
NET LOSS per unit of limited partnership
     interest (41,286 units of limited partnership
     interest)                                                    $    (60.99)         $    (40.39)        $    (57.17)
                                                                  ===========          ===========         ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997



                                                                                            Accumulated
                                                                                               Other
                                                                                           Comprehensive
                                                       General            Limited          Income (Loss),
                                                       Partner            Partners              Net              Total
                                                    -----------        -------------      --------------    --------------

Partners' equity (deficit), March 30, 1996          $  (238,223)       $  12,985,812      $      190,772    $   12,938,361

Net loss                                                (23,842)          (2,360,377)                           (2,384,219)

Other comprehensive loss, net                                                                    (77,279)          (77,279)
                                                    -----------        -------------      --------------    --------------
Partners' equity (deficit), March 30, 1997             (262,065)          10,625,435             113,493        10,476,863

Net loss                                                (16,842)          (1,667,382)                           (1,684,224)

Other comprehensive income, net                                                                  119,945           119,945
                                                    -----------        -------------      --------------    --------------
Partners' equity (deficit), March 30, 1998             (278,907)           8,958,053             233,438         8,912,584

Net loss                                                (25,434)          (2,517,928)                           (2,543,362)

Other comprehensive loss, net                                                                    (26,376)          (26,376)
                                                    -----------        -------------      --------------    --------------
Partners' equity (deficit), March 30, 1999          $  (304,341)       $   6,440,125      $      207,062    $    6,342,846
                                                    ===========        =============      ==============    ==============


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997

                                                                                    1999                 1998              1997
                                                                                ------------         ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                               $    244,449         $    263,267      $    276,171
Cash paid for
     administration fees                                                            (183,723)            (183,723)         (183,723)
     management fee                                                                 (175,466)            (175,466)         (175,466)
     professional fees                                                               (96,965)             (99,428)         (184,832)
     printing, postage and other expenses                                            (37,908)             (38,509)          (16,359)
                                                                                ------------         ------------      ------------
Net cash used in operating activities                                               (249,613)            (233,859)         (284,209)
                                                                                ------------         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                           23,238               37,500            36,197
Investment in local partnership                                                                           (10,533)
Investments in bonds (includes accrued interest of $386 and $1,301)                 (260,814)            (257,217)
Maturity/redemption and sale of bonds                                                184,990              568,432           135,000
                                                                                ------------         ------------      ------------
Net cash provided by (used in) investing activities                                  (52,586)             338,182           171,197
                                                                                ------------         ------------      ------------
Net increase (decrease) in cash and cash equivalents                                (302,199)             104,323          (113,012)

Cash and cash equivalents at beginning of year                                       388,431              284,108           397,120
                                                                                ------------         ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $     86,232         $    388,431      $    284,108
                                                                                ============         ============      ============
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net          $    (26,376)        $    119,945      $    (77,279)
                                                                                ============         ============      ============


See reconciliation of net loss to net cash used in operating  activities on page
19.


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997


                                                                                 1999                 1998                 1997
                                                                            --------------       -------------        -------------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES

Net loss                                                                    $   (2,543,362)      $  (1,684,224)       $  (2,384,219)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                            2,262,176           1,484,136            2,049,756

   Distributions from local partnerships classified as other                       (23,238)            (20,000)              (3,697)
   income

   Amortization of net premium on investments in bonds                              37,667              28,576               32,114

   Accretion of zero coupon bonds                                                  (16,279)            (15,783)             (16,303)

   Decrease (increase) in interest receivable                                       (2,875)              9,273                4,864

   Increase (decrease) in accounts payable and accrued expenses                     36,298             (35,837)              33,276
                                                                            --------------       -------------        -------------
NET CASH USED IN OPERATING ACTIVITIES                                       $     (249,613)      $    (233,859)       $    (284,209)
                                                                            ==============       =============        =============


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 1999, 1998 AND 1997


1. Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties L.P. (the "Partnership") was formed on February 12, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on August 19, 1988. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership has invested in one Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties L.P. (the "General Partner") was formed on February 10, 1988 to act as a general partner of the Partnership.

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

Investment in Local Partnerships

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

The Partnership regularly assesses the carrying value of its investment in Local Partnerships. If the carrying value is considered to exceed the estimated value derived by management (which contemplates remaining Low-income Tax Credits and potential residual value, among other things), the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Advances made to Local Partnerships are recorded as investments in Local Partnerships. Such advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of Accounting Standards

The Partnership has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Other comprehensive income (loss) in the accompanying statements of operations resulted from net unrealized gains (losses) on investments in bonds available-for-sale. Accumulated other comprehensive income in the accompanying balance sheets reflects the net

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


1.  Organization,   Purpose  and  Summary  of  Significant  Accounting  Policies
(continued)

unrealized gain on investments in bonds available-for-sale. The statements of operations for the years ended March 30, 1998 and 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Partnership is in one business segment and follows the requirements of SFAS No. 131.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

Investments in Bonds Available-For-Sale

Investments in bonds classified as available-for-sale represent investments that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

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

Income Taxes

No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.


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


3. Cash and Cash Equivalents

As of March 30, 1999, the Partnership has $86,232 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


4. Investments in Bonds Available-For-Sale

The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances which may arise in connection with the Local Partnerships. Such bonds available-for-sale includes $242,529 considered restricted in connection with a Local Partnership's outstanding letter of credit (see Note 8). Investments in bonds available-for-sale are reflected in the accompanying balance sheets at estimated fair value.

As of March 30, 1999, certain information concerning investments in bonds available-for-sale is as follows:

                                                                 Gross             Gross
                                             Amortized         unrealized        unrealized         Estimated
 Description and maturity                       cost             gains             losses           fair value
 ------------------------                   -----------        ----------       ------------        -----------

 Corporate debt securities
   Within one year                          $    15,000        $       66       $         --        $    15,066
   After one year through five years            262,268            15,986                 --            278,254
   After five years through ten years           652,680            23,812                 --            676,492
   After ten years                               74,212                --             (1,401)            72,811
                                            -----------        ----------       ------------        -----------
                                              1,004,160            39,864             (1,401)         1,042,623
                                            -----------        ----------       ------------        -----------
 U.S. Treasury debt securities
   Within one year                              257,000               801                 --            257,801
   After one year through five years            824,368           129,483                 --            953,851
   After five years through ten years           183,729            39,210                 --            222,939
                                            -----------        ----------       ------------        -----------
                                              1,265,097           169,494                 --          1,434,591
                                            -----------        ----------       ------------        -----------
 U.S. government and agency securities
   After five years through ten years           229,950                --               (895)           229,055
                                            -----------        ----------       ------------        -----------
                                            $ 2,499,207        $  209,358       $     (2,296)       $ 2,706,269
                                            ===========        ==========       ============        ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


4. Investments in Bonds Available-For-Sale (continued)

As of March 30, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                  Gross             Gross
                                              Amortized         unrealized        unrealized         Estimated
Description and maturity                        cost              gains            losses           fair value
------------------------                     -----------        ----------       ----------         -----------


Corporate debt securities
  After one year through five years          $   331,817        $    9,134       $     (169)        $   340,782
  After five years through ten years             773,429            39,963               --             813,392
  After ten years                                101,334                --           (1,677)             99,657
                                             -----------        ----------       ----------         -----------

                                               1,206,580            49,097           (1,846)          1,253,831
                                             -----------        ----------       ----------         -----------

U.S. Treasury debt securities
  After one year through five years              514,237            83,844               --             598,081
  After five years through ten years             510,669           103,734               --             614,403
                                             -----------        ----------       ----------         -----------

                                               1,024,906           187,578               --           1,212,484
                                             -----------        ----------       ----------         -----------

U.S. government and agency securities
  After five years through ten years             213,671                --           (1,391)            212,280

                                             -----------        ----------       ----------         -----------
                                             $ 2,445,157        $  236,675       $   (3,237)        $ 2,678,595
                                             ===========        ==========       ==========         ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5. Investment in Local Partnerships

As of March 30, 1999, the Partnership owns a limited partnership interest in the following Local Partnerships:

 1.   4611 South Drexel Limited Partnership;
 2.   Blue Hill Housing Limited Partnership;
 3.   Cityside Apartments, L.P. ("Cityside")*;
 4.   Cobbet Hill Associates Limited Partnership ("Cobbet")*;
 5.   Dunbar Limited Partnership;
 6.   Dunbar Limited Partnership No. 2;
 7.   Federal Apartments Limited Partnership;
 8.   Golden Gates Associates;
 9.   Grove Park Housing, A California Limited Partnership;
10.   Gulf Shores Apartments Ltd.;
11.   Hilltop North Associates, A Virginia Limited Partnership ("Hilltop");
12.   Madison-Bellefield Associates;
13.   Pine Hill Estates Limited Partnership;
14.   Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita");
15.   Vista del Mar Limited Dividend Partnership L.P.; and
16.   Winnsboro Homes Limited Partnership.

* An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.


Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of the Partnership, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita; the ownership percentages of the Partnership and ATCP II of Santa Juanita are 34.64% and 64.36%, respectively.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership made capital contributions in the aggregate amount of $34,520,823. As of December 31, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $73,082,000 and accrued interest payable on such loans totaling approximately $3,397,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $2,305,457, $3,864,303 and $7,714,573 for the years ended December 31, 1998,
1997 and 1996, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

As a result of management's assessment of the carrying value of the investment in Local Partnerships under applicable accounting guidelines (see Note 1), the Partnership has reduced its investment in Cityside and Hilltop during the year ended March 30, 1999 by $596,586 and $423,919, respectively. Such losses are included in equity in loss of investment in local partnerships in the accompanying statement of operations of the Partnership for the year ended March 30, 1999.

The combined balance sheets of the Local Partnerships as of December 31, 1998 and 1997 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1998, 1997 and 1996 are reflected on pages 25 and 26, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5. Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 1998 and 1997 are as follows:

                                                                                   1998                   1997
                                                                                -----------           -----------
ASSETS



Cash and cash equivalents                                                       $   950,402           $ 1,219,986
Rents receivable                                                                    158,840               243,316
Escrow deposits and reserves                                                      2,902,738             3,044,733
Land                                                                              3,850,061             4,075,735
Buildings and improvements (net of accumulated
 depreciation of $36,919,031 and $34,628,370)                                    68,839,045            74,439,165
Intangible assets (net of accumulated amortization
  of $581,155 and $640,058)                                                       1,752,259             1,827,938
Other                                                                               717,846               803,251
                                                                                -----------           -----------
                                                                                $79,171,191           $85,654,124
                                                                                ===========           ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)



Liabilities

  Accounts payable and accrued expenses                                         $ 1,012,318           $ 1,065,374
  Due to related parties                                                          5,102,192             5,376,344
  Mortgage loans                                                                 73,082,152            77,119,187
  Notes payable                                                                   1,103,781             1,000,841
  Accrued interest                                                                3,396,688             4,959,061
  Other                                                                             311,163               353,188
                                                                                -----------           -----------
                                                                                 84,008,294            89,873,995
                                                                                -----------           -----------
Partners' equity (deficit)

  American Tax Credit Properties L.P.
   Capital contributions, net of distributions                                   33,929,447            33,941,389
   Cumulative loss                                                              (29,301,268)          (28,059,597)
                                                                                -----------           -----------
                                                                                  4,628,179             5,881,792
                                                                                -----------           -----------
  General partners and other limited partners, including ATCP II
    Capital contributions, net of distributions                                     509,267               677,937
    Cumulative loss                                                              (9,974,549)          (10,779,600)
                                                                                -----------           -----------
                                                                                 (9,465,282)          (10,101,663)
                                                                                -----------           -----------
                                                                                 (4,837,103)           (4,219,871)
                                                                                -----------           -----------
                                                                                $79,171,191           $85,654,124
                                                                                ===========           ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5. Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                           1998                    1997                    1996
REVENUE


Rental                                                $   15,316,870          $   16,012,453          $   16,043,472
Interest and other                                           288,163                 288,937                 313,515
                                                      --------------          --------------          --------------

TOTAL REVENUE                                             15,605,033              16,301,390              16,356,987
                                                      --------------          --------------          --------------

EXPENSES

Administrative                                             2,344,916               2,425,249               2,471,642
Utilities                                                  1,289,871               1,343,714               1,318,995
Operating, maintenance and other                           3,428,628               3,672,948               3,596,884
Taxes and insurance                                        1,815,618               1,937,491               2,231,678
Financial (including amortization of $75,679
  $76,677, and $99,791)                                    6,519,143               7,579,627               7,807,923
Depreciation                                               3,815,106               4,032,607               4,022,559
Loss from eminent domain proceeding                                                                          897,770
Loss from impairment of long-lived assets                                            744,126               3,910,599
                                                      --------------          --------------          --------------
TOTAL EXPENSES                                            19,213,282              21,735,762              26,258,050
                                                      --------------          --------------          --------------
NET LOSS FROM OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                                    (3,608,249)             (5,434,372)             (9,901,063)

Extraordinary gain on extinguishment of debt               3,171,629               6,441,935
                                                      --------------          --------------          --------------
NET INCOME (LOSS)                                     $     (436,620)         $    1,007,563          $   (9,901,063)
                                                      ==============          ==============          ==============
NET INCOME (LOSS) ATTRIBUTABLE TO


  American Tax Credit Properties L.P.                 $   (1,241,671)         $   (1,484,136)         $   (2,049,756)
  General partners and other limited
   partners,  including ATCP II, which
   includes  specially  allocated items
   of net revenue to certain  general
   partners of  $2,905,824,  $6,763,705,
   and $10,487, and $2,305,457,  $3,864,303,
   and $7,714,573 of Partnership loss in
   excessof investment                                       805,051               2,491,699              (7,851,307)
                                                      --------------          --------------          --------------
                                                      $     (436,620)         $    1,007,563          $   (9,901,063)
                                                      ==============          ==============          ==============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 1999 is as follows:

                                                                                                        Cash
                                                                                                    distributions
                                                                                       Cash          classified
                                   Investment     Partnership's     Adjustment     distributions      as other       Investment
                                    in Local        equity in       to carrying      received          income          in Local
                                   Partnership    loss for the     value during     during the       during the      Partnership
                                   balance as      year ended     the year ended    year ended       year ended       balance as
Name of Local                      of March 30,    December 31,      March 30,       March 30,        March 30,      of March 30,
Partnership                           1998            1998             1999            1999             1999            1999
-------------------------          ------------    -----------     -------------   -------------     ------------    ------------
4611 South Drexel Limited
 Partnership                       $        --     $        --(1)   $        --     $        --    $        --     $        --

Blue Hill Housing Limited
 Partnership                         1,808,884        (106,122)              --              --             --       1,702,762

Cityside Apartments, L.P.            1,977,733        (575,453)        (596,586)(2)          --             --         805,694

Cobbet Hill Associates
 Limited Partnership                        --              --(1)            --              --             --              --

Dunbar Limited Partnership                  --              --(1)            --              --             --              --

Dunbar Limited
 Partnership No. 2                          --              --(1)            --              --             --              --

Erie Associates Limited
 Partnership                                --              --(1)            --          (8,263)         8,263              --

Federal Apartments
 Limited Partnership                        --              --(1)            --              --             --              --

Golden Gates Associates                     --              --(1)            --              --             --              --

Grove Park Housing, A
 California Limited
 Partnership                                --              --(1)            --              --             --              --

Gulf Shores Apartments                      --              --(1)            --          (2,475)         2,475              --
 Ltd.

Hilltop North Associates,
 A Virginia Limited                    600,108        (176,189)        (423,919)(2)          --             --              --
 Partnership

Madison-Bellefield
 Associates                            704,748         (36,254)              --              --             --         668,494

Pine Hill Estates Limited
 Partnership                                --              --(1)            --         (10,000)        10,000              --

Santa Juanita Limited
 Dividend Partnership L.P.             112,378         (15,065)              --              --             --          97,313

Vista del Mar Limited
 Dividend Partnership L.P.             687,224        (332,588)              --              --             --         354,636

Winnsboro Homes Limited
 Partnership                                --              --(1)            --          (2,500)         2,500              --
                                  ------------     -----------      -----------     -----------    -----------     -----------
                                  $  5,891,075     $(1,241,671)     $(1,020,505)    $   (23,238)   $    23,238     $ 3,628,899
                                  ============     ===========      ===========     ===========    ===========     ===========

(1) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.

(2) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 1998 is as follows:

                                                                                                        Cash
                                                                                       Cash         distributions
                                   Investment in                   Partnership's   distributions    classified as   Investment in
                                     Local          Investment    equity in loss     received       other income       Local
                                   Partnership      during the     for the year     during the       during the     Partnership
                                   Balance as of    year ended        ended         year ended       year ended     balance as of
                                    March 30,        March 30,      December 31,     March 30,        March 30,       March 30,
Partnership                           1997            1998             1997            1998             1998            1998
-------------------------          ------------    -----------     -------------   -------------     ------------    ------------

4611 South Drexel Limited
 Partnership                       $        --     $    10,533     $   (10,533)(1)  $        --      $        --     $        --

B & V Phase I, Ltd.                         --              --              -- (2)           --               --              --

Blue Hill Housing Limited
 Partnership                         1,998,263              --        (189,379)              --               --      1,808,884

Cityside Apartments, L.P.            2,512,654              --        (532,421)          (2,500)              --      1,977,733

Cobbet Hill Associates
 Limited Partnership                        --              --              --(2)            --               --             --

Dunbar Limited Partnership              29,617              --         (27,117)(1)       (2,500)              --             --

Dunbar Limited
 Partnership No. 2                          --              --              --(2)        (2,500)           2,500             --

Erie Associates Limited
 Partnership                           217,968              --        (217,968)(1)           --               --             --

Federal Apartments
 Limited Partnership                        --              --              --(2)        (5,000)           5,000             --

Golden Gates Associates                     --              --              --(2)        (2,500)           2,500             --

Grove Park Housing, A
 California Limited
 Partnership                                --              --              --(2)            --               --             --

Gulf Shores Apartments
 Ltd.                                       --              --              --(2)            --               --             --

Hilltop North Associates,
 A Virginia Limited
 Partnership                           756,064              --        (155,956)              --               --        600,108

Madison-Bellefield
 Associates                            782,220              --         (67,472)         (10,000)              --        704,748

Pine Hill Estates Limited
 Partnership                                --              --              --(2)       (10,000)          10,000             --

Santa Juanita Limited
 Dividend Partnership L.P.             126,730              --         (14,352)              --               --        112,378

Vista del Mar Limited
 Dividend Partnership L.P.             932,195              --        (244,971)              --               --        687,224

Winnsboro Homes Limited
 Partnership                            26,467              --         (23,967)(1)       (2,500)              --             --
                                  ------------    ------------     -----------      -----------     ------------   ------------
                                  $  7,382,178    $     10,533     $(1,484,136)     $   (37,500)    $     20,000   $  5,891,075
                                  ============    ============     ===========      ===========     ============   ============

(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

5. Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 1998 is as follows:

                                                             Mortgage                        Buildings and        Accumulated
Name of Local Partnership                                 loans payable         Land          improvements       depreciation
----------------------------------------------------      -------------       ----------     -------------       ------------

4611 South Drexel Limited Partnership                      $ 1,348,852        $   64,408      $ 1,756,833        $   (552,068)
Blue Hill Housing Limited Partnership                        6,498,779           111,325       10,930,375          (3,687,040)
Cityside Apartments, L.P.                                    7,732,846           131,591       13,785,799          (4,681,381)
Cobbet Hill Associates Limited Partnership                  13,652,326           504,683       16,089,978          (5,947,859)
Dunbar Limited Partnership                                   3,987,468           117,126        5,738,685          (2,016,632)
Dunbar Limited Partnership No. 2                             4,566,461           131,920        6,480,819          (2,326,149)
Federal Apartments Limited Partnership                       5,184,018           279,750        8,459,690          (3,010,387)
Golden Gates Associates                                      4,622,936            29,585        5,821,145          (2,210,618)
Grove Park Housing, A California Limited Partnership         6,872,589           956,952        7,676,667          (2,544,448)
Gulf Shores Apartments Ltd.                                  1,486,787           172,800        1,750,427            (665,975)
Hilltop North Associates, A Virginia Limited Partnership
                                                             3,281,463           240,514        4,923,732          (1,419,973)
Madison-Bellefield Associates                                3,499,704           245,000        5,610,744          (2,048,792)
Pine Hill Estates Limited Partnership                        2,375,040            40,000        3,892,369          (1,332,579)
Santa Juanita Limited Dividend Partnership L.P.              1,494,484           228,718        2,329,619            (770,901)
Vista del Mar Limited Dividend Partnership L.P.              5,290,711           565,689        8,700,543          (3,104,217)
Winnsboro Homes Limited Partnership                          1,187,688            30,000        1,810,651            (600,012)
                                                          ------------        ----------     ------------        ------------
                                                          $ 73,082,152        $3,850,061     $105,758,076        $(36,919,031)
                                                          ============        ==========     ============        ============

Property information for each Local Partnership as of December 31, 1997 is as follows:

                                                              Mortgage                        Buildings and        Accumulated
Name of Local Partnership                                 loans payable          Land          improvements       depreciation
-----------------------------------------------           -------------       ----------      -------------       ------------

4611 South Drexel Limited Partnership                     $  1,362,810        $   64,408       $ 1,756,833       $   (488,253)
B & V Phase I, Ltd.                                          2,638,947           190,830         2,758,628           (845,068)
Blue Hill Housing Limited Partnership                        6,527,094           111,325        10,901,190         (3,416,271)
Cityside Apartments, L.P.                                    7,802,632           131,591        13,785,799         (4,178,545)
Cobbet Hill Associates Limited Partnership                  13,638,653           504,683        16,089,978         (5,342,860)
Dunbar Limited Partnership                                   3,998,205           117,126         5,661,631         (1,806,293)
Dunbar Limited Partnership No. 2                             4,578,433           131,920         6,349,410         (2,091,678)
Erie Associates Limited Partnership                            914,034            34,844         1,050,946           (625,762)
Federal Apartments Limited Partnership                       5,255,821           279,750         8,397,981         (2,680,492)
Golden Gates Associates                                      4,640,520            29,585         5,818,392         (2,002,181)
Grove Park Housing, A California Limited Partnership         6,902,010           956,952         7,676,667         (2,265,325)
Gulf Shores Apartments Ltd.                                  1,489,807           172,800         1,750,427           (604,448)
Hilltop North Associates, A Virginia Limited Partnership
                                                             3,309,917           240,514         4,803,496         (1,280,404)
Madison-Bellefield Associates                                3,579,463           245,000         5,580,759         (1,807,672)
Pine Hill Estates Limited Partnership                        2,425,687            40,000         3,867,047         (1,182,796)
Santa Juanita Limited Dividend Partnership L.P.              1,508,243           228,718         2,321,226           (688,156)
Vista del Mar Limited Dividend Partnership L.P.              5,335,087           565,689         8,693,087         (2,788,983)
Winnsboro Homes Limited Partnership                          1,211,824            30,000         1,804,038           (533,183)
                                                           -----------        ----------      ------------       ------------
                                                           $77,119,187        $4,075,735      $109,067,535       $(34,628,370)
                                                           ===========        ==========      ============       ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5. Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 1998 is as follows:

                                                                    Net change
                                      Balance as of           during the year ended            Balance as of
                                    December 31, 1997           December 31, 1998            December 31, 1998
                                    -----------------         ---------------------          -----------------
Land                                $       4,075,735         $            (225,674)         $       3,850,061
Buildings and improvements                109,067,535                    (3,309,459)               105,758,076
                                    -----------------         ---------------------          -----------------
                                          113,143,270                    (3,535,133)               109,608,137
Accumulated depreciation                  (34,628,370)                   (2,290,661)               (36,919,031)
                                    -----------------         ---------------------          -----------------

                                    $      78,514,900          $         (5,825,794)         $      72,689,106
                                    =================          ====================          =================



In December 1988, the Partnership acquired a 99% limited partnership interest in B & V, Ltd. ("B & V"), which owned a 190-unit complex located in Homestead, Florida. In August 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by B & V sustained substantial damage. The damage to the complex was covered by property insurance and B & V was covered by rental interruption insurance. It was the intention of the Local General Partner to reconstruct the complex, and thus preserve the Low-income Tax Credits. However, delays in the rebuilding of the complex occurred due to significant disagreements with the insurance company concerning selection of the contractor and the costs to rebuild the complex. In addition, the insurance carrier ceased making rental interruption insurance payments and subsequently the lender declared a default. While conducting repairs, which included completing 52 rental units which were placed in service, B & V was unable to make required mortgage payments, but undertook significant litigious efforts to effect a workout with the lender and cause the insurance company and contractor to perform under their obligations to rebuild the complex, which included reorganization plans, bankruptcy proceedings, binding arbitration and voluntary nonbinding mediation. Despite such efforts, the complex lost 32 rental units pursuant to a quick-take eminent domain proceeding in April 1996, resulting in the recognition by B & V of a loss from impairment of long-lived assets and eminent domain proceeding of approximately $4,808,000. The remainder of the complex was ultimately lost in April 1997 when the Bankruptcy Court ordered title transfer of the Property, resulting in the recognition by B & V of a gain on the extinguishment of debt of $6,441,935. The Partnership's investment balance in B & V, after cumulative equity losses, became zero during the year ended March 30, 1995, therefore, the aforementioned gain and losses had no impact on the financial position, results of operations or cash flows of the Partnership.

B & V Phase I, Ltd. ("B & V Phase I"), owned a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida. Prior to the Partnership's investment during the year ended March 30, 1995, B & V Phase I was damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, B & V Phase I was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, B & V Phase I had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. After pursuing various legal efforts which were ultimately unsuccessful because alternative sources of financing could not be secured, the property was transferred to the lender in May 1998. As a result, the combined balance sheet of the Local Partnerships as of December 31, 1998 and the combined statement of operations of the Local Partnerships for the year then ended presented herein Note 5 do not include the assets and liabilities and results of operations of B & V Phase I with the exception of an extraordinary gain recognized on the extinguishment of debt in the amount of $2,467,526. The Partnership's investment balance in B & V Phase I, after cumulative equity losses, became zero during the year ended March 30, 1995. The aforementioned transfer had no effect on the financial position, results of operations or cash flows of the Partnership.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5. Investment in Local Partnerships (continued)

Erie Associates Limited Partnership ("Erie"), which was in the tenth year of the Low-income Tax Credit period, was subject to an amended and restated note (the "Amended Note") dated December 1, 1994 (which matured on December 1, 1997) and was entitled to a project-based rental subsidy under Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts. The original financing called for mandatory debt service of $7,647 per month, while the Amended Note required monthly mandatory debt service of $5,883. The Local General Partners had reported that Erie was several months in arrears under the terms of the Amended Note, that a default was declared by the lender and that discussions were being held with the lender. While negotiations were ongoing, the lender conducted a foreclosure sale of the property in April 1998. The Partnership made an offer to repurchase the property and acquire the Amended Note in order to avoid adverse tax consequences but was ultimately unsuccessful. As a result, the combined balance sheet of the Local Partnerships as of December 31, 1998 and the combined statement of operations of the Local Partnerships for the year then ended presented herein Note 5 do not include the assets and liabilities and results of operations of Erie with the exception of an extraordinary gain recognized on the extinguishment of debt in the amount of $704,103. The combined financial statements  of the Local  Partnerships  for the year  ended  December  31,  1997 include a loss from impairment of long-lived assets of $744,126, which represents an adjustment of the real property of Erie. The Partnership's investment balance in Erie, after cumulative equity losses, became zero during the year ended March 30, 1998. The aforementioned transfer had no effect on the financial position, results of operations or cash flows of the Partnership.

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA has notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. The Local General Partners have agreed to a plan, with modifications proposed by MHFA, to recapitalize Cobbet from capital to be received from the admission of a new limited partner. As of the date of this report, MHFA has not executed the plan. If the plan were to be implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance the plan will be implemented, and if not, MHFA would be expected to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


6. Transactions with General Partner and Affiliates

For the years ended March 30, 1999, 1998 and 1997, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:


                                          1999                      1998                      1997
                                 -----------------------   -----------------------   ----------------------
                                    Paid       Incurred       Paid       Incurred       Paid       Incurred
                                 ----------    ---------   ----------    ---------   -----------   ---------
Management fee (see Note 8)        $175,466     $175,466     $175,466     $175,466     $175,466     $175,466



For the years ended December 31, 1998, 1997 and 1996, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

                                          1998                     1997                          1996
                                 -----------------------   -----------------------   -----------------------
                                   Paid        Incurred      Paid        Incurred       Paid       Incurred
                                 ---------     ---------   ---------    ----------   ---------    ----------

Property management fees         $ 118,604     $ 163,029   $  84,628    $  167,376   $ 151,033    $  157,983

Insurance and other services        68,422        84,189      98,453       101,245     195,321       202,343

Advance                                 --            --      74,525            --          --            --



                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


7. Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 1999, 1998 and 1997 to the tax return net loss for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                1999                      1998                     1997
                                                            -------------            --------------           --------------

Financial  statement  net loss for the years ended
   March 30, 1999, 1998 and 1997                            $  (2,543,362)           $   (1,684,224)          $   (2,384,219)

Add (less) net transactions occurring between
   January 1, 1996 to March 30, 1996                                   --                        --                  (40,146)
   January 1, 1997 to March 30, 1997                                   --                  (112,344)                 112,344
   January 1, 1998 to March 30, 1998                              (40,964)                   40,964                       --
   January 1, 1999 to March 30, 1999                               56,816                        --                       --
                                                            -------------            --------------           --------------


Adjusted financial statement net loss for the years
  ended December 31, 1998, 1997 and 1996                       (2,527,510)               (1,755,604)              (2,312,021)

Differences arising from equity in loss of
  investment in local partnerships                               (399,244)                  (36,449)              (3,435,403)

Other income from local partnerships                              (18,725)                   (9,975)                      --

Other differences                                                     377                     2,085                  (7,010)
                                                            -------------            --------------           --------------
Tax return net loss for the years ended
  December 31, 1998, 1997 and 1996                          $  (2,146,614)           $   (1,799,943)          $   (5,754,434)
                                                            =============            ==============           ==============



The differences between the investment in Local Partnerships for tax return and financial reporting purposes as of December 31, 1998 and 1997 are as follows:

                                                                 1998                  1997
                                                            ---------------        -------------

Investment in Local Partnerships - financial reporting      $     4,628,179        $   5,886,792
Investment in Local Partnerships - tax                           (4,138,809)          (2,203,935)
                                                            ---------------        -------------

                                                            $     8,766,988        $   8,090,727
                                                            ===============        =============

Payable to general partner in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


8. Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") in the amount of $175,466 for its services in connection with the management of the affairs of the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred a Management Fee of $175,466 for each of the three years ended March 30, 1999. An unpaid Management Fee in the amount of $43,861 is recorded as payable to general partner in the accompanying balance sheets as of March 30, 1999 and 1998.

In addition, pursuant to the Partnership Agreement, the Partnership is required to pay ML Fund Administrators Inc., an affiliate of the Selling Agent, an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee ("Additional Administration Fee") in the amount of $30,965 for its administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years ended March 30, 1999. Such amounts are aggregated and reflected under the caption administration fees in the accompanying statements of operations. Unpaid Additional Administration Fees in the amount of $7,740 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 1999 and 1998.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a
Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships' Section 8 contracts are scheduled to expire in 1999.

In connection with Cobbet's financing, the Partnership has provided collateral to secure a letter of credit in the amount of $242,529, which had been established for the purpose of covering future operating deficits, if any, of Cobbet. The lender may draw directly from the letter of credit to fund any operating deficits that exist and upon any default by Cobbet with respect to any of the obligations under the loan agreement. At the end of a 12-month period in which the property achieves positive cash flow, the undrawn balance in the letter of credit and any amounts advanced under a separate operating guaranty (not an obligation of the Partnership) shall be released or reduced at the written request of Cobbet by $114,315. Thereafter, in any subsequent 12-month period in which there is positive cash flow, the same amount may be released. These releases will only be made so long as Cobbet has complied with the conditions set forth by the lender as provided in the loan agreement.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


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

The estimated fair value of the Partnership's financial instruments as of March 30, 1999 and 1998 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax. The executive officers and directors of Richman Tax are:

                                        Served in present
Name                                    capacity since 1                      Position held
--------------------                    -----------------                     ----------------------------
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


Richard Paul Richman, age 51, is the sole Director and President of Richman Tax. Mr. Richman is the President and principal stockholder of Richman Group. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 38, is a Vice President of Richman Tax and minority stockholder of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Neal Ludeke, age 41, is a Vice President and Treasurer of Richman Tax. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax. Mr. Ludeke's responsibilities in connection with RAM include advisory services provided to a small business investment company and various partnership management functions.

Gina S. Scotti, age 43, is the Secretary of Richman Tax. Ms. Scotti is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.

Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any remuneration. During the year ended March 30, 1999, Richman Tax did not pay any remuneration to any of its officers or its director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Dominion Capital Inc., having the mailing address P.O. Box 26532, Richmond, Virginia 23261, is the owner of 2,800 Units, representing approximately 6.8% of all such Units. As of June 25, 1999, no person or entity, other than Dominion Capital Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units.
Richman Tax is wholly-owned by Richard Paul Richman.


Item 13.  Certain Relationships and Related Transactions

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with General Partner and Affiliates

The net tax losses and net Low-income Tax Credits generated by Registrant during the year ended December 31, 1998 allocated to the General Partner were $21,466 and $44,356, respectively. The net tax losses and net Low-income Tax Credits generated by the General Partner during the year ended December 31, 1998 (from the allocation of Registrant discussed above) and allocated to Richman Tax were $14,597 and $30,162, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1999.

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

       10.2       B & V, Ltd. Fourth Amended and Restated Agreement   Exhibit 10.3 to Form 8-K Report
                  and Certificate of Limited Partnership              dated January 17, 1989
                                                                      (File No. 33-20391)

       10.3       B & V Phase I, Ltd. Amended and Restated            Exhibit 10.1 to Form 10-Q Report
                  Agreement of Limited Partnership                    dated September 29, 1994
                                                                      (File No. 0-17619)

       10.4       B & V Phase I, Ltd. Assignment of Partnership       Exhibit 10.4 to Form 10-K Report
                  Interests, Assumption of Responsibilities, and      dated March 30, 1997
                  Waiver of Conditions                                (File No. 0-17619)

       10.5       Blue Hill Housing Limited Partnership Amended and   Exhibit 10.7 to Form 8-K Report
                  Restated Agreement and Certificate of Limited       dated January 17, 1989
                  Partnership                                         (File No. 33-20391)

       10.6       Cityside Apartments, L.P. Amended and Restated      Exhibit 10.3 to Form 10-K Report
                  Agreement of Limited Partnership                    dated March 30, 1990
                                                                      (File No. 0-17619)

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

       10.9       Amendment No. 3 to Cityside Apartments, L.P.        Exhibit 10.6 to Form 10-K Report
                  Amended and Restated Agreement of Limited           dated March 30, 1992
                  Partnership                                         (File No. 0-17619)

       10.10      Cobbet Hill Associates Limited Partnership          Exhibit 10.4 to Form 10-K Report
                  Amended and Restated Agreement and Certificate of   dated March 30, 1990
                  Limited Partnership                                 (File No. 0-17619)

       10.11      Cobbet Hill Associates Limited Partnership First    Exhibit 10.8 to Form 10-K Report
                  Amendment to Amended and Restated Agreement and     dated March 30, 1993
                  Certificate of Limited Partnership                  (File No. 0-17619)

       10.12      Cobbet Hill Associates Limited Partnership Second   Exhibit 10.9 to Form 10-K Report
                  Amendment to the Amended and Restated Agreement     dated March 30, 1993
                  and Certificate of Limited Partnership              (File No. 0-17619)

       10.13      Dunbar Limited Partnership Second Amended and       Exhibit 10.5 to Form 10-K Report
                  Restated Agreement of Limited Partnership           dated March 30, 1990
                                                                      (File No. 0-17619)

       10.14      Dunbar Limited Partnership No. 2 Second Amended     Exhibit 10.6 to Form 10-K Report
                  and Restated Agreement of Limited Partnership       dated March 30, 1990
                                                                      (File No. 0-17619)


                                                                                   Incorporated by
                                    Exhibit                                         Reference to

       10.15      Erie Associates Limited Partnership Amended and     Exhibit 10.2 to Form 10-K Report
                  Restated Agreement and Certificate of Limited       dated March 30, 1989
                  Partnership                                         (File No. 33-20391)

       10.16      Federal Apartments Limited Partnership Amended      Exhibit 10.8 to Form 10-K Report
                  and Restated Agreement of Limited Partnership       dated March 30, 1990
                                                                      (File No. 0-17619)

       10.17      First Amendment to Federal Apartments Limited       Exhibit 10.14 to Form 10-K Report
                  Partnership Amended and Restated Agreement of       dated March 30, 1993
                  Limited Partnership                                 (File No. 0-17619)

       10.18      Second Amendment to Federal Apartments Limited      Exhibit 10.15 to Form 10-K Report
                  Partnership Amended and Restated Agreement of       dated March 30, 1993
                  Limited Partnership                                 (File No. 0-17619)

       10.19      Golden Gates Associates Amended and Restated        Exhibit 10.1 to Form 8-K Report
                  Agreement of Limited Partnership                    dated January 17, 1989
                                                                      (File No. 33-20391)

       10.20      Grove Park Housing, A California Limited            Exhibit 10.10 to Form 10-K Report
                  Partnership Amended and Restated Agreement of       dated March 30, 1990
                  Limited Partnership                                 (File No. 0-17619)

       10.21      Gulf Shores Apartments Ltd. Amended and Restated    Exhibit 10.3 to Form 10-K Report
                  Agreement and Certificate of Limited Partnership    dated March 30, 1989
                                                                      (File No. 33-20391)

       10.22      Hilltop North Associates, A Virginia Limited        Exhibit 10.12 to Form 10-K Report
                  Partnership Amended and Restated Agreement of       dated March 30, 1990
                  Limited Partnership                                 (File No. 0-17619)

       10.23      Madison-Bellefield Associates Amended and           Exhibit 10.2 to Form 8-K Report
                  Restated Agreement and Certificate of Limited       dated January 17, 1989
                  Partnership                                         (File No. 33-20391)

       10.24      Amended and Restated Articles of Partnership in     Exhibit 10.2 to Form 10-Q Report
                  Commendam of Pine Hill Estates Limited              dated December 30, 1989
                  Partnership                                         (File No. 0-17619)

       10.25      Santa Juanita Limited Dividend Partnership          Exhibit 10.4 to Form 10-Q Report
                  Amended and Restated Agreement of Limited           dated December 30, 1989
                  Partnership                                         (File No. 0-17619)

       10.26      Second Amendment of Limited Partnership of Santa    Exhibit 10.23 to Form 10-K Report
                  Juanita Limited Dividend Partnership and            dated March 30, 1994
                  Amendment No. 2 to the Amended and Restated         (File No. 0-17619)

                  Agreement of Limited Partnership
       10.27      Amendment No. 1 to Santa Juanita Limited            Exhibit 10.1 to Form 10-Q Report
                  Dividend Partnership L.P. Amended and Restated      dated September 29, 1995
                  Agreement of Limited Partnership                    (File No. 0-17619)
                  (Replaces in its entirety Exhibit 10.24 hereof.)

       10.28      Amendment No. 2 to Santa Juanita Limited           Exhibit 10.2 to Form 10-Q Report
                  Dividend Partnership L.P. Amended and Restated     dated September 29, 1995
                  Agreement of Limited Partnership                   (File No. 0-17619)

       10.29      Vista Del Mar Limited Dividend Partnership         Exhibit 10.1 to Form 10-K Report
                  Amended and Restated Agreement and Certificate     dated March 30, 1989
                  of Limited Partnership                             (File No. 33-20391)

       10.30      Certificate of Amendment of Limited Partnership    Exhibit 10.25 to Form 10-K Report
                  of Vista Del Mar Limited Dividend Partnership      dated March 30, 1994
                  and Amendment No. 1 to the Amended and Restated    (File No. 0-17619)
                  Agreement and Certificate of Limited Partnership

       10.31      Amendment No. 1 to Vista del Mar Limited           Exhibit 10.3 to Form 10-Q Report
                  Dividend Partnership L.P. Amended and Restated     dated September 29, 1995
                  Agreement of Limited Partnership                   (File No. 0-17619)
                  (Replaces in its entirety Exhibit 10.28 hereof.)

       10.32      Amendment No. 2 to Vista del Mar Limited           Exhibit 10.4 to Form 10-Q Report
                  Dividend Partnership L.P. Amended and Restated     dated September 29, 1995
                  Agreement of Limited Partnership                   (File No. 0-17619)



                                                                                   Incorporated by
                                    Exhibit                                         Reference to
       10.33      Amended and Restated Articles of Partnership in     Exhibit 10.1 to Form 10-Q Report
                  Commendam of Winnsboro Homes Limited Partnership    dated December 30, 1989
                                                                      (File No. 0-17619)

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

       99.22      Pages 21 through 35, 51 through 75 and 89           Exhibit 28 to Form 10-K Report
                  through 91 of Prospectus dated May 6, 1989          dated March 30, 1989
                  filed pursuant to Rule 424(b)(3) under the          (File No. 33-20391)
                  Securities Act of 1933

       99.23      Pages 16 through 19 of Prospectus dated May         Exhibit 28.2 to Form 10-K Report
                  6, 1989 filed pursuant to Rule 424(b)(3) under      dated March 30, 1989
                  the Securities Act of 1933                          (File No. 33-20391)

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

       99.27      December 31, 1993 financial statements of           Exhibit 99.27 to Form 10-K Report dated
                  Cityside Apartments, L.P. pursuant to Title 17,     March 30, 1994
                  Code of Federal Regulations, Section 210.3-09       (File No. 0-17619)

       99.28      December 31, 1994 financial statements of           Exhibit 99.28 to Form 10-K Report dated
                  Cityside Apartments, L.P. pursuant to Title 17,     March 30, 1995
                  Code of Federal Regulations, Section 210.3-09       (File No. 0-17619)

       99.29      December 31, 1995 financial statements of           Exhibit 99.29 to Form 10-K Report dated
                  Cityside Apartments, L.P. pursuant to Title 17,     March 30, 1996
                  Code of Federal Regulations, Section 210.3-09       (File No. 0-17619)

       99.30      December 31, 1996 financial statements of           Exhibit 99.30 to Form 10-K Report dated
                  Cityside Apartments, L.P. pursuant to Title 17,     March 30, 1997
                  Code of Federal Regulations, Section 210.3-09       (File No. 0-17619)

       99.31      December 31, 1997 financial statements of           Exhibit 99.31 to Form 10-K Report dated
                  Cityside Apartments, L.P. pursuant to Title 17,     March 30, 1998
                  Code of Federal Regulations, Section 210.3-09       (File No. 0-17619)

       99.32      December 31, 1997 financial statements of Blue      Exhibit 99.32 to Form 10-K Report dated
                  Hill Housing Limited Partnership pursuant to        March 30, 1998
                  Title17, Code of Federal Regulations, Section       (File No. 0-17619)
                  210.3-09

       99.33      December 31, 1998  financial  statements  of
                  Blue Hill HousingLimited Partnership pursuant to Title 17, Code of Federal Regulations,
                  Section 210.3-09

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

Dated:  June 28, 1999            /s/ Richard Paul Richman
        -------------            ------------------------
                                 by: Richard Paul Richman
                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                 Signature                                     Title                                        Date
                 ---------                                     -----                                        ----

       /s/ Richard Paul Richman                  President, Chief Executive Officer                    June 28, 1999
       -------------------------                 and Director of the general partner
          (Richard Paul Richman)                 of the General Partner


       /s/ Neal Ludeke                           Vice President and Treasurer of the                   June 28, 1999
       ----------------------------------        general partner of the General                        -------------
       (Neal Ludeke)                             Partner (Principal Financial and
                                                 Accounting Officer of Registrant)



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

Dated: June 28, 1999             /s/ Richard Paul Richman
       -------------             ------------------------
                                 by: Richard Paul Richman
                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                 Signature                                     Title                                        Date
                 ---------                                     -----                                        ----

       /s/ Richard Paul Richman                  President, Chief Executive Officer
       --------------------------                and Director of the general partner
          (Richard Paul Richman)                 of the General Partner                                June 28, 1999
                                                                                                       -------------


       /s/ Neal Ludeke                           Vice President and Treasurer of the
       --------------------------                general partner of the General
          (Neal Ludeke)                          Partner (Principal Financial and                      June 28, 1999
                                                 Accounting Officer of Registrant)                     -------------
