Form 10-Q
period 1999-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 1999-08-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

                         Commission file number: 0-17619


                       American Tax Credit Properties L.P.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                               13-3458875
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                              06830
---------------------------------------                          -----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes  X   No    .
    ---     ---

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


Table of Contents                                                           Page


Balance Sheets.................................................................3

Statements of Operations.......................................................4

Statements of Cash Flows.......................................................5

Notes to Financial Statements..................................................7

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                                  June 29,            March 30,
                                                                    Notes           1999                 1999
                                                                    -----       -----------         -----------
ASSETS

Cash and cash equivalents                                                       $    57,946         $    86,232
Investments in bonds available-for-sale                               2           2,621,629           2,706,269
Investment in local partnerships                                      3           3,419,982           3,628,899
Interest receivable                                                                  47,358              57,005
                                                                                -----------         -----------
                                                                                $ 6,146,915         $ 6,478,405
                                                                                ===========         ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                        $    76,018         $    91,698
   Payable to general partner                                                        87,728              43,861
                                                                                -----------         -----------
                                                                                    163,746             135,559
                                                                                -----------         -----------
Commitments and contingencies                                         3

Partners' equity (deficit)

   General partner                                                                 (307,385)           (304,341)
   Limited partners (41,286 units of limited partnership
     interest outstanding)                                                        6,138,724           6,440,125

   Accumulated other comprehensive income, net                        2             151,830             207,062
                                                                                -----------         -----------
                                                                                  5,983,169           6,342,846
                                                                                -----------         -----------
                                                                                $ 6,146,915         $ 6,478,405
                                                                                ===========         ===========

                                            See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 1999 AND 1998
                                   (UNAUDITED)



                                                                Notes              1999             1998
                                                                -----           ----------       ----------

REVENUE

Interest                                                                        $   47,769       $   54,294
Other income from local partnerships                              3                  7,500            2,475
                                                                                ----------       ----------

TOTAL REVENUE                                                                       55,269           56,769
                                                                                ----------       ----------
EXPENSES

Administration fees                                                                 45,931           45,931
Management fee                                                                      43,867           43,867
Professional fees                                                                   56,715           19,627
Printing, postage and other                                                          9,284           12,830
                                                                                ----------       ----------

TOTAL EXPENSES                                                                     155,797          122,255
                                                                                ----------       ----------

Loss from operations                                                              (100,528)         (65,486)

Equity in loss of investment in local partnerships                3               (203,917)        (345,111)
                                                                                ----------       ----------

NET LOSS                                                                          (304,445)        (410,597)

Other comprehensive loss, net                                     2                (55,232)          (5,045)
                                                                                ----------       ----------
COMPREHENSIVE LOSS                                                              $ (359,677)      $ (415,642)
                                                                                ==========       ==========
NET LOSS ATTRIBUTABLE TO

   General partner                                                              $   (3,044)      $   (4,106)
   Limited partners                                                               (301,401)        (406,491)
                                                                                ----------       ----------
                                                                                $ (304,445)      $ (410,597)
                                                                                ==========       ==========
NET LOSS per unit of limited partnership interest
   (41,286 units of limited partnership interest)                               $    (7.30)      $    (9.85)
                                                                                ==========       ==========


                                            See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 1999 AND 1998
                                   (UNAUDITED)



                                                                                   1999               1998
                                                                                -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                               $    60,202        $    59,547
Cash paid for
     administration fees                                                            (38,191)           (38,190)
     professional fees                                                              (80,135)            (8,377)
     printing, postage and other expenses                                            (9,284)           (12,831)
                                                                                -----------        -----------

Net cash provided by (used in) operating activities                                 (67,408)               149
                                                                                -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                          12,500              2,475
Investments in bonds (includes $386 of accrued interest in 1998)                   (257,558)          (260,814)
Maturities/redemptions of bonds                                                     284,180
                                                                                -----------        -----------

Net cash provided by (used in) investing activities                                  39,122           (258,339)
                                                                                -----------        -----------

Net decrease in cash and cash equivalents                                           (28,286)          (258,190)

Cash and cash equivalents at beginning of period                                     86,232            388,431
                                                                                -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    57,946        $   130,241
                                                                                ===========        ===========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds available-for-sale, net                 $   (55,232)       $    (5,045)
                                                                                ===========        ===========



See reconciliation of net loss to net cash provided by (used in) operating activities on page 8.


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 1999 AND 1998
                                   (UNAUDITED)

                                                                                          1999              1998
                                                                                     ------------        ------------

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES

Net loss                                                                             $   (304,445)       $   (410,597)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Equity in loss of investment in local partnerships                                     203,917             345,111
   Distributions from local partnerships classified as other income                        (7,500)             (2,475)
   Amortization of net premium on investments in bonds                                      6,845               8,303
   Accretion of zero coupon bonds                                                          (4,059)             (4,058)
   Increase in payable to general partner                                                  43,867              43,867
   Increase (decrease) in accounts payable and accrued expenses                           (15,680)             18,990
   Decrease in interest receivable                                                          9,647               1,008
                                                                                     ------------        ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  $    (67,408)       $        149
                                                                                     ============        ============


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 1999
                                   (UNAUDITED)

1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1999 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 1999 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds Available-For-Sale

As of June 29, 1999, certain information concerning investments in bonds available-for-sale is as follows:

                                                                      Gross             Gross
                                                  Amortized        unrealized         unrealized           Estimated
Description and maturity                            cost             gains              losses            fair value
------------------------                        ------------      ------------       ------------        ------------

Corporate debt securities

  After one year through five years             $    150,994      $      3,447       $          -        $    154,441
  After five years through ten years                 761,485            20,299             (1,155)            780,629
  After ten years                                     61,999                84                  -              62,083
                                                ------------      ------------       ------------        ------------
                                                     974,478            23,830             (1,155)            997,153
                                                ------------      ------------       ------------        ------------
U.S. Treasury debt securities

  Within one year                                    257,419                 -               (260)            257,159
  After one year through five years                1,003,893           141,563                  -           1,145,456
                                                ------------      ------------       ------------        ------------
                                                   1,261,312           141,563               (260)          1,402,615
                                                ------------      ------------       ------------        ------------
U.S. government and agency securities

  After five years through ten years                 234,009                 -            (12,148)            221,861
                                                ------------      ------------       ------------        ------------
                                                $  2,469,799      $    165,393       $    (13,563)       $  2,621,629
                                                ============      ============       ============        ============



The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by the Partnership's investment in a U.S. Treasury bond with an estimated fair value of $257,159 as of June 29, 1999. As of August 10, 1999, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships

The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $34,520,823. As of March 31, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $73,009,000 and accrued interest payable on such loans totaling approximately $3,496,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three months ended June 29, 1999, the investment in Local Partnerships activity consists of the following:

Investment in Local Partnerships as of March 30, 1999             $  3,628,899

Equity in loss of investment in local partnerships                    (203,917)*

Cash distributions received from Local Partnerships                    (12,500)

Cash distributions classified as other income from local
   partnerships                                                          7,500
                                                                  ------------
Investment in Local Partnerships as of June 29, 1999              $  3,419,982
                                                                  ============


  * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $515,514 for the three months ended March 31, 1999 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 1999 and December 31, 1998 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 1999 and 1998 are reflected on pages 11 and 12, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of March 31, 1999 and December 31, 1998 are as follows:

                                                                                  March 31,          December 31,
                                                                                    1999                 1998
                                                                                -------------        ------------

ASSETS

Cash and cash equivalents                                                       $   1,067,636        $    950,402
Rents receivable                                                                      193,179             158,840
Escrow deposits and reserves                                                        2,829,457           2,902,738
Land                                                                                3,850,061           3,850,061
Buildings and improvements (net of accumulated depreciation of
  $37,864,612 and $36,919,031)                                                     67,940,750          68,839,045
Intangible assets (net of accumulated amortization of $597,728 and
  $581,155)                                                                         1,735,686           1,752,259
Other                                                                                 856,360             717,846
                                                                                -------------        ------------
                                                                                $  78,473,129        $ 79,171,191
                                                                                =============        ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                         $   1,006,915        $  1,012,318
  Due to related parties                                                            5,117,638           5,102,192
  Mortgage loans                                                                   73,008,761          73,082,152
  Notes payable                                                                     1,101,353           1,103,781
  Accrued interest                                                                  3,496,407           3,396,688
  Other                                                                               320,668             311,163
                                                                                -------------        ------------
                                                                                   84,051,742          84,008,294
                                                                                -------------        ------------
Partners' equity (deficit)

  American Tax Credit Properties L.P.
    Capital contributions, net of distributions                                    33,920,697          33,929,447
    Cumulative loss                                                               (29,505,185)        (29,301,268)
                                                                                -------------        ------------
                                                                                    4,415,512           4,628,179
                                                                                -------------        ------------
  General partners and other limited partners, including ATCP II
    Capital contributions, net of distributions                                       507,226             509,267
    Cumulative loss                                                               (10,501,351)         (9,974,549)
                                                                                -------------        ------------
                                                                                   (9,994,125)         (9,465,282)
                                                                                -------------        ------------
                                                                                   (5,578,613)         (4,837,103)
                                                                                -------------        ------------
                                                                                $  78,473,129        $ 79,171,191
                                                                                =============        ============


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three months ended March 31, 1999 and 1998 are as follows:


                                                                                    1999                1998
                                                                                ------------       ------------

REVENUE

Rental                                                                          $  3,794,930       $  3,963,455
Interest and other                                                                    58,536             51,849
                                                                                ------------       ------------

TOTAL REVENUE                                                                      3,853,466          4,015,304
                                                                                ------------       ------------


EXPENSES

Administrative                                                                       541,047            613,818
Utilities                                                                            329,335            376,501
Operating, maintenance and other                                                     718,659            723,535
Taxes and insurance                                                                  431,880            494,501
Financial (including amortization of $16,573 and $16,684)                          1,615,788          1,717,292
Depreciation                                                                         947,476          1,008,876
                                                                                ------------       ------------

TOTAL EXPENSES                                                                     4,584,185          4,934,523
                                                                                ------------       ------------

NET LOSS                                                                        $   (730,719)      $   (919,219)
                                                                                ============       ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties L.P.                                           $   (203,917)      $   (345,111)

  General partners and other limited  partners,  including
    ATCP II, which includes $515,514 and $558,106 of Partnership
    loss in excess of investment                                                    (526,802)          (574,108)
                                                                                ------------       ------------
                                                                                $   (730,719)      $   (919,219)
                                                                                ============       ============


The combined results of operations of the Local Partnerships for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

After pursuing various legal efforts which were ultimately unsuccessful, the property of B & V Phase I, Ltd. ("B & V Phase I") was transferred to the lender in May 1998. In addition, while negotiations were ongoing, the lender conducted a foreclosure sale of the property of Erie Associates Limited Partnership ("Erie") in April 1998. As a result, the combined statement of operations of the Local Partnerships for the three months ended March 31, 1999, presented herein
Note 3, does not include the results of operations of B & V Phase I and Erie.

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

4.   Additional Information

Additional information, including the audited March 30, 1999 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1999 on file with the Securities and Exchange Commission.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 1999, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1999. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 1999, Registrant received cash from interest revenue, maturities/redemptions of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in bonds. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $113,000 during the three months ended June 29, 1999 (which includes a net unrealized loss on investments in bonds of approximately $55,000, amortization of net premium on investments in bonds of approximately $7,000 and accretion of zero coupon bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 1999, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 1999 of $203,917 and cash distributions received from Local Partnerships of $12,500 (exclusive of distributions from Local Partnerships of $7,500 classified as other income from local partnerships). Payable to general partner in the accompanying balance sheet as of June 29, 1999 represents accrued management fees.

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

Registrant's operations for the three months ended June 29, 1999 and 1998 resulted in net losses of $304,445 and $410,597, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $141,000, which is primarily the result of decreases in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance, partially offset by an increase in professional fees of approximately $37,000 in connection with certain Local Partnership matters. Other comprehensive loss for the three months ended June 29, 1999 and 1998 resulted from a net unrealized loss on investments in bonds available-for-sale of $55,232 and $5,045, respectively.

     The Local Partnerships' net loss of approximately $731,000 for the three months ended March 31, 1999 was attributable to rental and other revenue of approximately $3,853,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,620,000 and approximately $964,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $919,000 for the three months ended March 31, 1998 was attributable to rental and other revenue of approximately $4,015,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

approximately $3,909,000 and approximately $1,025,000 of depreciation and amortization expenses. The Local Partnerships' net loss, adjusted to reflect those Local Partnerships currently owned of approximately $831,000 for the three months ended March 31, 1998 was attributable to rental and other revenue of approximately $3,848,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,694,000 and approximately $984,000 of depreciation and amortization expenses.

The results of operations of the Local Partnerships for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships' Section 8 contracts are currently subject to annual year-to-year renewals.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters (continued)

In connection with certain repairs required by the lender (the Massachusetts Housing Finance Agency) ("MHFA") of Cobbet Hill Associates Limited Partnership ("Cobbet"), MHFA drew on a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any. In June 1997, Registrant provided funds to establish collateral to secure a replacement letter of credit. Although the repairs have been completed and Cobbet has notified MHFA of such completion, Cobbet has not received the anticipated notice from MHFA that the default has been cured. Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA has notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. The Local General Partners have agreed to a plan, with modifications proposed by MHFA, to recapitalize Cobbet from capital to be received from the admission of a new limited partner. As of the date of this report, MHFA has not executed the plan. If the plan were to be implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbett's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance the plan will be implemented, and if not, MHFA would be expected to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits have been allocated since 1989 and are scheduled to expire in 1999. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

The terms of the partnership agreement of Hilltop require the management agent to defer property management fees in order to avoid a default under the mortgage. Although Hilltop reported near break even operations for the three months ended March 31, 1999, Hilltop reported a significant operating deficit in 1998 resulting primarily from costs associated with tenant turnover and a dispute regarding the administration of the Section 8 contract by the local housing authority. The Local General Partner has been conducting discussions with the local housing authority in an effort to resolve what the Local General Partner considers to be excessive requirements placed on the Property by the local housing authority. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hilltop, after cumulative equity losses and an adjustment to the investment's carrying value, became zero during the year ended March 30, 1999. All of the Low-Income Tax Credits have been allocated since 1989 and are scheduled to expire in 1999. Of Registrant's total annual Low-income Tax Credits, approximately 6% is allocated from Hilltop.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. Treasury instruments. The market value of Registrant's investments in bonds is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2023, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an underperforming Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

The Properties are generally located where there is a demand for low-income housing. Accordingly, there is a significant likelihood that new low-income housing properties could be built in the general vicinity of the respective Properties. As a result, the respective Properties' ability to operate at high occupancy levels is subject to competition from newly built low-income housing.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                           Part II - OTHER INFORMATION


Item 1.   Legal Proceedings

          Registrant is not aware of any material legal proceedings.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None; see Item 5 regarding mortgage defaults of a Local Partnership.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Cobbet Hill Associates Limited Partnership ("Cobbet") is unable to make the full mandatory debt service payments on its first mortgage as a result of the lender's elimination of its operating deficit loan program. The lender has notified Cobbet that it considers such mortgages to be in default. The local general partners have agreed to a plan, with modifications proposed by the lender, to recapitalize Cobbet. As of the date of this report, the lender has not executed the plan.

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


Dated: August 13, 1999            /s/  Richard Paul Richman
                                  --------------------------------------
                                  by:  Richard Paul Richman
                                       President, Chief Executive Officer and
                                       Director of the general partner of the
                                       General Partner


Dated: August 13, 1999            /s/  Neal Ludeke
                                  --------------------------------------
                                  by:  Neal Ludeke
                                       Vice President and Treasurer of the
                                       general partner of the General Partner
                                      (Principal Financial and Accounting
                                       Officer of Registrant)

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


Dated: August 13, 1999                  /s/ Richard Paul Richman
                                        ----------------------------------------
                                        Richard Paul Richman
                                        President, Chief Executive Officer and
                                        Director of the general partner of the
                                        General Partner



Dated: August 13, 1999                  /s/ Neal Ludeke
                                        ----------------------------------------
                                        Neal Ludeke
                                        Vice President and Treasurer of the
                                        general partner of the General Partner
                                       (Principal Financial and Accounting
                                        Officer of Registrant)