Form 10-Q
period 1999-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 1999-11-16
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---         EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1999

                                                         OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---        EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-17619


                       American Tax Credit Properties L.P.
             (Exact name of Registrant as specified in its charter)

             Delaware                                            13-3458875
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                              06830
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code:  (203) 869-0900

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


                                   AMERICAN TAX CREDIT PROPERTIES L.P.
                                            BALANCE SHEETS
                                             (UNAUDITED)



                                                                                September 29,            March 30,
                                                                  Notes             1999                   1999
                                                                  -----         -------------          ------------

ASSETS

Cash and cash equivalents                                                       $     161,685          $     86,232
Investments in bonds available-for-sale                             2               2,526,673             2,706,269
Investment in local partnerships                                    3               3,082,897             3,628,899
Interest receivable                                                                    51,421                57,005
                                                                                -------------          ------------
                                                                                $   5,822,676          $  6,478,405
                                                                                =============          ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                            4           $      58,373          $     91,698
   Payable to general partner                                                         131,595                43,861
                                                                                -------------          ------------
                                                                                      189,968               135,559
                                                                                -------------          ------------

Commitments and contingencies                                      3,4

Partners' equity (deficit)

   General partner                                                                   (310,588)             (304,341)
   Limited partners (41,286 units of limited partnership
     interest outstanding)                                                          5,821,714             6,440,125
   Accumulated other comprehensive income, net                      2                 121,582               207,062
                                                                                -------------          ------------
                                                                                    5,632,708             6,342,846
                                                                                -------------          ------------

                                                                                $   5,822,676          $  6,478,405
                                                                                =============          ============

                                          See Notes to Financial Statements.


                                           AMERICAN TAX CREDIT PROPERTIES L.P.
                                                 STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)



                                                          Three Months         Six Months         Three Months          Six Months
                                                             Ended               Ended               Ended                Ended
                                                         September 29,        September 29,       September 29,        September 29,
                                            Notes            1999                1999                1998                 1998
                                            -----        ------------         ------------        ------------         ------------

REVENUE

Interest                                                 $     46,614         $     94,383        $     56,594         $    110,888
Other income from local partnerships           3                6,250               13,750               3,750                6,225
                                                         ------------         ------------        ------------         ------------

TOTAL REVENUE                                                  52,864              108,133              60,344              117,113
                                                         ------------         ------------        ------------         ------------
EXPENSES

Administration fees                            4               45,931               91,862              45,931               91,862
Management fee                                                 43,867               87,734              43,867               87,734
Professional fees                                              16,706               73,421              36,075               55,702
Printing, postage and other                                     8,496               17,780               3,475               16,305
                                                         ------------         ------------        ------------         ------------

TOTAL EXPENSES                                                115,000              270,797             129,348              251,603
                                                         ------------         ------------        ------------         ------------

Loss from operations                                          (62,136)            (162,664)            (69,004)            (134,490)

Equity in loss of investment in local
   partnerships                                3             (258,077)            (461,994)           (278,234)            (623,345)
                                                         ------------         ------------        ------------         ------------

NET LOSS                                                     (320,213)            (624,658)           (347,238)            (757,835)

Other comprehensive income (loss)              2              (30,248)             (85,480)             90,234               85,189
                                                         ------------         ------------        ------------         ------------

COMPREHENSIVE LOSS                                       $   (350,461)        $   (710,138)       $   (257,004)        $   (672,646)
                                                         ============         ============        ============         ============


NET LOSS ATTRIBUTABLE TO

   General partner                                       $     (3,203)        $     (6,247)       $     (3,472)        $     (7,578)
   Limited partners                                          (317,010)            (618,411)           (343,766)            (750,257)
                                                         ------------         ------------        ------------         ------------

                                                         $   (320,213)        $   (624,658)       $   (347,238)        $   (757,835)
                                                         ============         ============        ============         ============


NET LOSS per unit of limited partnership
   interest (41,286 units of limited
   partnership interest)                                 $      (7.68)        $     (14.98)       $      (8.33)        $     (18.17)
                                                         ============         ============        ============         ============


                                            See Notes to Financial Statements.


                                            AMERICAN TAX CREDIT PROPERTIES L.P.
                                                 STATEMENTS OF CASH FLOWS
                                       SIX MONTHS ENDED SEPTEMBER 29, 1999 AND 1998
                                                       (UNAUDITED)



                                                                                     1999                 1998
                                                                                -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                               $     105,495         $    114,916
Cash paid for
     administration fees                                                              (76,380)             (76,380)
     professional fees                                                               (130,226)             (76,902)
     printing, postage and other expenses                                              (9,782)             (16,307)
                                                                                -------------         ------------

Net cash used in operating activities                                                (110,893)             (54,673)
                                                                                -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                                                      (55,332)
Cash distributions and other income from local partnerships                           153,090                6,225
Investments in bonds (includes $386 of accrued interest in 1998)                     (257,558)            (260,814)
Maturities/redemptions of bonds                                                       346,146
                                                                                -------------         ------------

Net cash provided by (used in) investing activities                                   186,346             (254,589)
                                                                                -------------         ------------

Net increase (decrease) in cash and cash equivalents                                   75,453             (309,262)

Cash and cash equivalents at beginning of period                                       86,232              388,431
                                                                                -------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     161,685         $     79,169
                                                                                =============         ============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net          $     (85,480)        $     85,189
                                                                                =============         ============


See reconciliation of net loss to net cash used in operating  activities on page 6.


                                            See Notes to Financial Statements.



                                           AMERICAN TAX CREDIT PROPERTIES L.P.
                                          STATEMENTS OF CASH FLOWS - (Continued)
                                       SIX MONTHS ENDED SEPTEMBER 29, 1999 AND 1998
                                                       (UNAUDITED)



                                                                                           1999                   1998
                                                                                        -----------            -----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                                $  (624,658)           $  (757,835)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                                       461,994                623,345
   Distributions from local partnerships classified as other income                         (13,750)                (6,225)
   Amortization of net premium on investments in bonds                                       13,690                 16,609
   Accretion of zero coupon bonds                                                            (8,162)                (8,162)
   Decrease (increase) in interest receivable                                                 5,584                 (4,419)
   Decrease in accounts payable and accrued expenses                                        (33,325)                (5,720)
   Increase in payable to general partner                                                    87,734                 87,734
                                                                                        -----------            -----------

NET CASH USED IN OPERATING ACTIVITIES                                                   $  (110,893)           $   (54,673)
                                                                                        ===========            ===========


                                            See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


1.   Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance  with  generally  accepted  accounting  principles  for  interim financial  information.  They do not include all  information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations  are impacted  significantly  by the combined  results  of  operations  of the  Local  Partnerships,  which  are provided by the Local  Partnerships  on an unaudited  basis during  interim periods.  Accordingly,  the accompanying financial statements are dependent on such unaudited  information.  In the opinion of the General Partner, the financial  statements  include all adjustments  necessary to present fairly the  financial  position  as of  September  29,  1999  and the  results  of
     operations  and  cash  flows  for  the  interim  periods   presented.   All
     adjustments are of a normal recurring nature. The results of operations for the  three  and  six  month  periods  ended  September  29,  1999  are  not necessarily  indicative  of the results that may be expected for the entire year.


2.   Investments in Bonds Available-For-Sale

     As of September 29, 1999, certain information concerning investments in bonds available-for-sale is as follows:

                                                                      Gross             Gross
                                                  Amortized        unrealized         unrealized           Estimated
      Description and maturity                       cost             gains             losses            fair value
      ------------------------                   -----------       ----------         ----------         -----------

      Corporate debt securities
        After one year through five years        $   150,915       $    2,210         $       --         $   153,125
        After five years through ten years           759,090            7,820             (2,090)            764,820
                                                 -----------       ----------         ----------         -----------

                                                     910,005           10,030             (2,090)            917,945
                                                 -----------       ----------         ----------         -----------
      U.S. Treasury debt securities
        Within one year                              257,281               --               (122)            257,159
        After one year through five years            999,693          129,080                 --           1,128,773
                                                 -----------       ----------         ----------         -----------

                                                   1,256,974          129,080               (122)          1,385,932
                                                 -----------       ----------         ----------         -----------
      U.S. government and agency securities
        After five years through ten years           238,112               --            (15,316)            222,796
                                                 -----------       ----------         ----------         -----------

                                                 $ 2,405,091       $  139,110         $  (17,528)        $ 2,526,673
                                                 ===========       ==========         ==========         ===========


     The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by the Partnership's investment in a U.S. Treasury bond with an estimated fair value of $257,159 as of September 29, 1999. As of November 12, 1999, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Partnership  originally acquired limited partnership interests in Local
     Partnerships representing capital contributions in the aggregate amount of $34,520,823. As of June 30, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,825,000 and accrued interest payable on such loans totaling approximately $3,732,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 1999, the investment in local partnerships activity consists of the following:

              Investment in local partnerships as of March 30, 1999                         $  3,628,899

              Equity in loss of investment in local partnerships                                (461,994) *

              Investment in local partnership                                                     55,332

              Cash distributions received from Local Partnerships                               (153,090)

              Cash distributions from Local Partnerships classified as other income               13,750
                                                                                            ------------

              Investment in local partnerships as of September 29, 1999                     $  3,082,897
                                                                                            ============

     * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $982,071 for the six months ended June 30, 1999 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of June 30, 1999 and December 31, 1998 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1999 and 1998 are reflected on pages 9 and 10, respectively.


                                              AMERICAN TAX CREDIT PROPERTIES L.P.
                                          NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                      SEPTEMBER 29, 1999
                                                          (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 1999 and December 31, 1998 are as follows:

                                                                                      June 30,           December 31,
                                                                                        1999                 1998
                                                                                    -------------        ------------
      ASSETS

      Cash and cash equivalents                                                     $   1,094,899        $    950,402
      Rents receivable                                                                    239,814             158,840
      Escrow deposits and reserves                                                      3,085,312           2,902,738
      Land                                                                              3,850,061           3,850,061
      Buildings and improvements (net of accumulated depreciation of
        $38,808,600 and $36,919,031)                                                   67,038,904          68,839,045
      Intangible assets (net of accumulated amortization of $614,298 and
        $581,155)                                                                       1,719,116           1,752,259
      Other                                                                               811,854             717,846
                                                                                    -------------        ------------

                                                                                    $  77,839,960        $ 79,171,191
                                                                                    =============        ============
      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                       $     932,232        $  1,012,318
        Due to related parties                                                          5,225,249           5,102,192
        Mortgage loans                                                                 72,824,509          73,082,152
        Notes payable                                                                   1,081,085           1,103,781
        Accrued interest                                                                3,731,668           3,396,688
        Other                                                                             379,388             311,163
                                                                                    -------------        ------------

                                                                                       84,174,131          84,008,294
                                                                                    -------------        ------------
      Partners' equity (deficit)

        American Tax Credit Properties L.P.
           Capital contributions, net of distributions                                 33,908,197          33,929,447
           Cumulative loss                                                            (29,763,262)        (29,301,268)
                                                                                    -------------        ------------

                                                                                        4,144,935           4,628,179
                                                                                    -------------        ------------
        General partners and other limited partners, including ATCP II
           Capital contributions, net of distributions                                    507,226             509,267
           Cumulative loss                                                            (10,986,332)         (9,974,549)
                                                                                    -------------        ------------

                                                                                      (10,479,106)         (9,465,282)
                                                                                    -------------        ------------

                                                                                       (6,334,171)         (4,837,103)
                                                                                    -------------        ------------

                                                                                    $  77,839,960        $ 79,171,191
                                                                                    =============        ============



                                              AMERICAN TAX CREDIT PROPERTIES L.P.
                                          NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                      SEPTEMBER 29, 1999
                                                          (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1999 and 1998 are as follows:

                                                             Three Months        Six Months        Three Months        Six Months
                                                                Ended              Ended              Ended              Ended
                                                               June 30,           June 30,           June 30,           June 30,
                                                                 1999              1999               1998               1998
                                                             ------------       ------------       ------------       ------------
    REVENUE

    Rental                                                   $  3,847,504       $  7,642,434       $  3,746,733       $  7,710,188
    Interest and other                                             62,409            120,945             33,020             84,869
                                                             ------------       ------------       ------------       ------------

    TOTAL REVENUE                                               3,909,913          7,763,379          3,779,753          7,795,057
                                                             ------------       ------------       ------------       ------------

    EXPENSES

    Administrative                                                570,640          1,111,687            450,101          1,063,919
    Utilities                                                     314,520            643,855            302,804            679,305
    Operating, maintenance and other                              743,205          1,461,864            747,311          1,470,846
    Taxes and insurance                                           459,895            891,775            420,250            914,751
    Financial (including amortization of $16,570,
        $33,143, $16,686 and $33,370)                           1,616,329          3,232,117          1,597,486          3,314,778
    Depreciation                                                  948,382          1,895,858            958,031          1,966,907
                                                             ------------       ------------       ------------       ------------

    TOTAL EXPENSES                                              4,652,971          9,237,156          4,475,983          9,410,506
                                                             ------------       ------------       ------------       ------------

    NET LOSS FROM OPERATIONS BEFORE EXTRAORDINARY
        ITEM                                                     (743,058)        (1,473,777)          (696,230)        (1,615,449)

    Extraordinary gain on extinguishment of debt                                                      2,467,526          2,467,526
                                                             ------------       ------------       ------------       ------------

    NET INCOME (LOSS)                                        $   (743,058)      $ (1,473,777)      $  1,771,296       $    852,077
                                                             ============       ============       ============       ============

    NET INCOME (LOSS) ATTRIBUTABLE TO

      American Tax Credit Properties L.P.                    $   (258,077)      $   (461,994)      $   (278,234)      $   (623,345)
      General partners and other limited partners,
         including  ATCP II, which  includes  specially
         allocated  items of net revenue to certain
         general partners of $2,163,456 for the three
         and six months  ended June 30, 1998 and
         $466,557,  $982,071, $405,715 and $963,821
         of Partnership loss in excess of investment             (484,981)        (1,011,783)         2,049,530          1,475,422
                                                             ------------       ------------       ------------       ------------

                                                             $   (743,058)      $ (1,473,777)      $  1,771,296       $    852,077
                                                             ============       ============       ============       ============


   The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     After pursuing various legal efforts which were ultimately unsuccessful, the property of B & V Phase I, Ltd. ("B & V Phase I") was transferred to the lender in May 1998. In addition, while negotiations were ongoing, the lender conducted a foreclosure sale of the property of Erie Associates Limited Partnership ("Erie") in April 1998. As a result, the combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1999, presented herein Note 3, do not include the results of operations of B & V Phase I and Erie.

     The Partnership has advanced $55,332 during the six months ended September 29, 1999 to 4611 South Drexel Limited Partnership ("South Drexel") to partially fund an operating deficit. The advance has been recorded as investment in local partnerships in the accompanying balance sheet as of September 29, 1999.

     Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA has notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA has recently adopted a plan to recapitalize  several  of the  ODL  program  properties  with  funds  to be contributed from the admission of a new limited partner, and MHFA has commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA has communicated with Cobbet that Cobbet has not been included in MHFA's current recapitalization program because Cobbet is party to a project based Section 8 contract. However, MHFA has communicated that Cobbet is free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. The Local General Partners have contacted the Broker, which has indicated that a private investor may be interested in a recapitalization plan for Cobbet. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA may retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

4.   Administration Fees

     Pursuant to the Partnership Agreement, the Partnership is authorized to pay ML Fund Administrators Inc. ("MLFA"), an affiliate of Merrill Lynch,
     Pierce,  Fenner & Smith  Incorporated,  an annual  administration  fee (the
     "Administration Fee") and an annual additional administration fee (the "Additional Administration Fee") for its administrative services provided to the Partnership pursuant to an Administrative Services Agreement. MLFA has notified the Partnership that effective November 23, 1999, it will discontinue the performance of its services under the Administrative Services Agreement. The General Parnter is considering the transition of such services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Under the terms of the Partnership Agreement, the Partnership currently incurs an annual Administration Fee and an annual Additional Administration Fee of $152,758 and $30,965, respectively, subject to certain provisions of the Partnership Agreement. Unpaid cumulative Administration Fees and Additional Administration Fees in the amount of $23,222 and $7,740 are included in accounts payable and accrued expenses in the accompanying balance sheets as of September 30, 1999 and March 30, 1999, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


5.   Additional Information

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1999, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1999. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 1999, Registrant received cash from interest revenue, maturities/redemptions of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and investments in 4611 South Drexel Limited Partnership ("South Drexel") (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $104,000 during the six months ended September 29, 1999 (which includes a net unrealized loss on investments in bonds of approximately $85,000, amortization of net premium on investments in bonds of approximately $14,000 and accretion of zero coupon bonds of approximately $8,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 1999, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1999 of $461,994 and cash distributions received from Local Partnerships of
$139,340 (exclusive of distributions from Local Partnerships of $13,750 classified as other income from local partnerships), partially offset by contributions to South Drexel of $55,332. Payable to general partner in the accompanying balance sheet as of September 29, 1999 represents accrued management fees.

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

Registrant's operations for the three months ended September 29, 1999 and 1998 resulted in net losses of $320,213 and $347,238, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $20,000, which is primarily the result of decreases in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance, and to a decrease in professional fees of approximately $19,000 in connection with certain Local Partnership matters, partially offset by a decrease in interest revenue of approximately $10,000. Other comprehensive income (loss) for the three months ended September 29, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of ($30,248) and $90,234, respectively.

The Local Partnerships' net loss of approximately $743,000 for the three months ended June 30, 1999 was attributable to rental and other revenue of approximately $3,910,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $3,688,000 and approximately $965,000 of depreciation and amortization expense.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss from operations before extraordinary item of approximately $696,000 for the three months ended June 30, 1998 was attributable to rental and other revenue of approximately $3,780,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $3,501,000 and approximately $975,000 of depreciation and amortization expense. The Local Partnerships' net loss, adjusted to reflect those Local Partnerships currently owned, of approximately $725,000 for the three months ended June 30, 1998 was attributable to rental and other revenue of approximately $3,867,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $3,608,000 and approximately $984,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 1999 and 1998 resulted in net losses of $624,658 and $757,835, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $161,000, which is primarily the result of a decrease in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance, partially offset by an increase in professional fees of approximately $18,000 in connection with Local Partnership matters and a decrease in interest revenue of approximately $17,000. Other comprehensive income (loss) for the six months ended September 29, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of ($85,480) and $85,189, respectively.

The Local Partnerships' net loss of approximately $1,474,000 for the six months ended June 30, 1999 was attributable to rental and other revenue of approximately $7,763,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,308,000 and approximately $1,929,000 of depreciation and amortization expense. The Local Partnerships' net loss from operations before extraordinary item of approximately $1,615,000 for the six months ended June 30, 1998 was attributable to rental and other revenue of approximately $7,795,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,410,000 and approximately $2,000,000 of depreciation and amortization expense. The Local Partnerships' net loss, adjusted to reflect those Local Partnerships currently owned, of approximately $1,555,000 for the six months ended June 30, 1998 was attributable to rental and other revenue of approximately $7,715,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,302,000 and approximately $1,968,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below existing rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts,

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships' Section 8 contracts are currently subject to annual year-to-year renewals.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

In connection with certain repairs required by the lender (the Massachusetts Housing Finance Agency) ("MHFA") of Cobbet Hill Associates Limited Partnership ("Cobbet"), MHFA drew on a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any. In June 1997, Registrant provided funds to establish collateral to secure a replacement letter of credit. Although the repairs have been completed and Cobbet has notified MHFA of such completion, Cobbet has not received the anticipated notice from MHFA that the default has been cured. Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA has notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA has recently adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA has commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA has communicated with Cobbet that Cobbet has not been included in MHFA's current recapitalization program because Cobbet is party to a project based Section 8 contract. However, MHFA has communicated that Cobbet is free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. The Local General Partners have contacted the Broker, which has indicated that a private investor may be interested in a recapitalization plan for Cobbet. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA may retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits have been allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet will have generated approximately $19 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Hilltop North Associates, A Virginia Limited Partnership ("Hilltop") require the management agent to defer property management fees in order to avoid a default under the mortgage. Although Hilltop reported near break even operations for the six months ended June 30, 1999, Hilltop reported a significant operating deficit in 1998 resulting primarily from costs associated with tenant turnover and a dispute regarding the administration of the Section 8 contract by the local housing authority. The Local General Partner has been conducting discussions with the local housing authority in an effort to resolve what the Local General Partner considers to be excessive requirements placed on the Property by the local housing authority. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hilltop, after cumulative equity losses and an adjustment to the investment's carrying value, became zero during the year ended March 30, 1999. Hilltop will have generated approximately $7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

South Drexel reported an operating deficit of approximately $61,000 for the six months ended June 30, 1999 resulting from declining occupancy and required capital improvements and maintenance. Registrant has advanced approximately $55,000 during the six months ended September 29, 1999, and it is anticipated that Registrant will make additional advances to make needed capital improvements to the property. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996. South Drexel will have generated approximately $2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds, U.S. government and agency securities and U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2007, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an underperforming Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Cobbet Hill Associates Limited Partnership ("Cobbet") is unable to make the full mandatory debt service payments on its first mortgage as a result of the lender's elimination of its operating deficit loan program. The lender has notified Cobbet that the lender considers such mortgages to be in default. The local general partners are exploring alternatives to recapitalize Cobbet.

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


Dated: November 15, 1999                /s/  Richard Paul Richman
                                        --------------------------------------
                                        by:  Richard Paul Richman
                                        President, Chief Executive Officer and
                                        Director of the general partner of the
                                        General Partner


Dated: November 15, 1999                /s/  Neal Ludeke
                                        --------------------------------------
                                        by:  Neal Ludeke
                                        Vice President and Treasurer of the
                                        general partner of the General Partner
                                       (Principal Financial and Accounting
                                        Officer of Registrant)