Form 10-Q
period 1999-12-31
AMERICAN TAX CREDIT PROPERTIES LP
filed 2000-02-15
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 1999

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

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut
----------------------------------------                         06830
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes X No ___.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Table of Contents                                                        Page
                                                                         ----
Balance Sheets............................................................3

Statements of Operations..................................................4

Statements of Cash Flows..................................................5

Notes to Financial Statements.............................................7

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                        December 30,   March 30,
                                               Notes       1999          1999
                                               -----       ----          ----
ASSETS

Cash and cash equivalents                             $    153,538  $    86,232
Investments in bonds available-for-sale           2      2,264,406    2,706,269
Investment in local partnerships                  3      2,937,041    3,628,899
Interest receivable                                         40,910       57,005
                                                      ------------   ----------
                                                      $  5,395,895   $6,478,405
                                                      ============   ==========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses          4   $     24,816   $   91,698
   Payable to general partner                               19,279       43,861
                                                      ------------   ----------
                                                            44,095      135,559
                                                      ------------   ----------
Commitments and contingencies                   3,4

Partners' equity (deficit)

   General partner                                        (312,940)    (304,341)
   Limited partners (41,286 units of limited
     partnership interest outstanding)                   5,588,831    6,440,125
   Accumulated other comprehensive income,
     net                                          2         75,909      207,062
                                                      ------------   ----------
                                                         5,351,800    6,342,846
                                                      ------------   ----------
                                                      $  5,395,895   $6,478,405
                                                      =============  ==========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months     Nine Months     Three Months    Nine Months
                                                       Ended December   Ended December  Ended December  Ended December
                                              Notes       30, 1999        30, 1999         30, 1998       30, 1998
                                              -----    --------------   --------------  --------------  --------------
REVENUE
Interest                                              $     45,077   $     139,460   $      61,690  $     172,578
Other income from local partnerships            3            2,475          16,225                          6,225
                                                      -------------  --------------  -------------- --------------
TOTAL REVENUE                                               47,552         155,685          61,690        178,803
                                                      -------------  --------------  -------------- --------------
EXPENSES
Administration fees                             4           45,930         137,792          45,931        137,793
Management fee                                              43,877         131,611          43,866        131,600
Professional fees                                           12,250          85,671          11,357         67,059
Printing, postage and other                                 11,725          29,505          15,091         31,396
                                                      -------------  --------------  -------------- --------------
TOTAL EXPENSES                                             113,782         384,579         116,245        367,848
                                                      -------------  --------------  -------------- --------------
Loss from operations                                       (66,230)       (228,894)        (54,555)      (189,045)
Equity in loss of investment in local
   partnerships                                           (169,005)       (630,999)       (289,205)      (912,550)
                                                      -------------  --------------  -------------- --------------
                                                3
NET LOSS                                                  (235,235)       (859,893)       (343,760)    (1,101,595)
Other comprehensive income (loss)               2          (45,673)       (131,153)        (48,836)        36,353
                                                      -------------  --------------  -------------- --------------
COMPREHENSIVE LOSS                                    $   (280,908)  $    (991,046)  $   (392,596)  $  (1,065,242)
                                                      =============  ==============  ============== ==============
NET LOSS ATTRIBUTABLE TO
   General partner                                    $     (2,352)  $      (8,599)  $     (3,438)  $     (11,016)
   Limited partners                                       (232,883)       (851,294)       (340,322)    (1,090,579)
                                                      -------------  --------------  -------------- --------------
                                                      $   (235,235)  $    (859,893)  $   (343,760)  $  (1,101,595)
                                                      =============  ==============  ============== ==============
NET LOSS per unit of limited partnership
   interest (41,286 units of limited
   partnership interest)                              $      (5.64)  $      (20.62)  $       (8.24) $      (26.42)
                                                      =============  ==============  ============== ==============

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                         1999           1998
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                     $  173,013    $  189,955
Cash paid for
     administration fees                                (140,194)     (145,534)
     management fee                                     (175,472)     (175,461)
     professional fees                                  (130,878)      (81,759)
     printing, postage and other expenses                (29,499)      (31,355)
                                                      ----------    -----------
Net cash used in operating activities                   (303,030)     (244,154)
                                                      ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in local partnerships                         (78,481)
Cash distributions and other income from
local partnerships                                       155,565         6,225
Investments in bonds (includes $386 of
accrued interest in 1998)                               (257,558)     (260,814)
Maturities/redemptions and sales of bonds                550,810       163,123
                                                      ----------    -----------
Net cash provided by (used in) investing activities      370,336       (91,466)
                                                      ----------    -----------
Net increase (decrease) in cash and cash equivalents      67,306      (335,620)
Cash and cash equivalents at beginning of period          86,232       388,431
                                                      ----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  153,538       $52,811
                                                      ===========   ===========
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds
available-for-sale, net                               $ (131,153)   $   36,353
                                                      ===========   ===========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                         1999         1998
                                                         ----         ----

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES
Net loss                                                $(859,893)  $(1,101,595)
Adjustments to reconcile net loss to net cash
   used in operating activities
   Equity in loss of investment in local partnerships     630,999       912,550
    Loss on redemption and sale of bonds                    8,596
    Distributions from local partnerships
    classified as other income                            (16,225)       (6,225)
   Amortization of net premium on investments
   in bonds                                                21,127        24,920
   Accretion of zero coupon bonds                         (12,265)      (12,265)
   Decrease in interest receivable                         16,095         4,722
   Decrease in accounts payable and accrued expenses      (66,882)      (22,400)
   Decrease in payable to general partner                 (24,582)      (43,861)
                                                        ----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                   $(303,030)   $ (244,154)
                                                        ==========   ===========

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 1999
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 1999 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds Available-For-Sale

     As of December 30, 1999, certain information concerning investments in bonds available-for-sale is as follows:

                                                                      Gross             Gross
                                                  Amortized        unrealized         unrealized           Estimated
    Description and maturity                         cost             gains             losses            fair value
    ------------------------                         ----             -----             ------            ----------
    Corporate debt securities
      After one year through five years         $    150,833     $          338    $         --       $    151,171
      After five years through ten years              542,819             1,934            (7,042)         537,711
                                                 ------------     --------------    --------------    ------------
                                                      693,652             2,272            (7,042)         688,882
                                                 ------------     --------------    --------------    ------------
    U.S. Treasury debt securities
      Within one year                                 257,140              --                (583)         256,557
      After one year through five years               995,490           104,832              --          1,100,322
                                                 ------------     --------------    --------------    ------------
                                                    1,252,630           104,832              (583)       1,356,879
                                                 ------------     --------------    --------------    ------------
    U.S. government and agency securities
      After five years through ten years              242,215              --             (23,570)         218,645
                                                 ------------     --------------    --------------    ------------
                                                 $  2,188,497     $      107,104    $     (31,195)    $  2,264,406
                                                 ============     ==============    ==============    ============

     The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by the Partnership's investment in a U.S. Treasury bond with an estimated fair value of $256,557 as of December 30, 1999. As of February 8, 2000, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)

3.   Investment in Local Partnerships

     The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $34,520,823. As of September 30, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,854,000 and accrued interest payable on such loans totaling approximately $3,725,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the nine months ended December 30, 1999, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of March 30, 1999      $ 3,628,899

        Equity in loss of investment in local partnerships            (630,999)*

        Investment in local partnership                                 78,481

        Cash distributions received from Local Partnerships           (155,565)

        Cash distributions from Local Partnerships classified
           as other income                                              16,225
                                                                    -----------
            Investment in local partnerships as of
            December 30, 1999                                       $2,937,041
                                                                    ===========

     * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,682,050 for the nine months ended September 30, 1999 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of September 30, 1999 and December 31, 1998 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1999 and 1998 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 1999 and December 31, 1998 are as follows:

                                                     September 30,  December 31,
                                                         1999          1998
                                                         ----          ----
    ASSETS

    Cash and cash equivalents                         $  1,226,709  $   950,402
    Rents receivable                                       235,395      158,840
    Escrow deposits and reserves                         3,213,529    2,902,738
    Land                                                 3,850,061    3,850,061
    Buildings and improvements (net of accumulated
      depreciation of $39,751,072 and $36,919,031)      66,153,189   68,839,045
    Intangible assets (net of accumulated
      amortization of $630,714 and $581,155)             1,702,700    1,752,259
    Other                                                  646,557      717,846
                                                     ------------- -------------
                                                     $  77,028,140  $79,171,191
                                                     =============  ============
    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

    Liabilities

      Accounts payable and accrued expenses          $     973,864 $  1,012,318
      Due to related parties                             5,208,461    5,102,192
      Mortgage loans                                    72,854,229   73,082,152
      Notes payable                                      1,078,546    1,103,781
      Accrued interest                                   3,725,152    3,396,688
      Other                                                412,736      311,163
                                                     ------------- -------------
                                                        84,252,988   84,008,294
                                                     ------------- -------------
    Partners' equity (deficit)

      American Tax Credit Properties L.P.
         Capital contributions, net of distributions    33,901,947   33,929,447
         Cumulative loss                               (29,932,267) (29,301,268)
                                                     ------------- -------------
                                                         3,969,680    4,628,179
                                                     ------------- -------------
      General partners and other limited partners,
         including ATCP II
         Capital contributions, net of distributions       507,226      509,267
         Cumulative loss                               (11,701,754)  (9,974,549)
                                                     ------------- -------------
                                                       (11,194,528)  (9,465,282)
                                                     ------------- -------------
                                                        (7,224,848)  (4,837,103)
                                                     ------------- -------------
                                                     $  77,028,140 $ 79,171,191
                                                     ============= ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1999 and 1998 are as follows:

                                                           Three Months       Nine Months        Three Months
                                                              Ended              Ended               Ended         Nine Months Ended
                                                           September 30,      September 30,       September 30,      September 30,
                                                              1999               1999                1998                1998
                                                              ----               ----                ----                ----
  REVENUE

  Rental                                                $     3,829,923    $    11,472,357    $     3,743,828   $    11,454,016
  Interest and other                                             59,523            180,468             98,902           183,771
                                                        ---------------    ---------------    ---------------   ---------------
  TOTAL REVENUE                                               3,889,446         11,652,825          3,842,730        11,637,787
                                                        ---------------    ---------------    ---------------   ---------------
  EXPENSES

  Administrative                                                636,053          1,747,740            613,572         1,677,491
  Utilities                                                     281,540            925,395            266,831           946,136
  Operating, maintenance and other                              814,570          2,276,434            792,160         2,263,006
  Taxes and insurance                                           448,215          1,339,990            471,155         1,385,906
  Financial (including amortization of $16,416,
      $49,559, $25,627 and $58,997)                           1,646,859          4,878,976          1,587,197         4,901,975
  Depreciation                                                  946,636          2,842,494            968,666         2,935,573
                                                        ---------------    ---------------    ---------------   ---------------
  TOTAL EXPENSES                                              4,773,873         14,011,029          4,699,581        14,110,087

  NET LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEM    ---------------    ---------------    ---------------   ---------------
                                                               (884,427)        (2,358,204)          (856,851)       (2,472,300)
  Extraordinary gain on extinguishment of debt                                                        704,103         3,171,629
                                                        ---------------    ---------------    ---------------   ----------------
  NET INCOME (LOSS)                                     $      (884,427)   $    (2,358,204)   $      (152,748)  $       699,329
                                                        ================   ================   ================  ================

  NET INCOME (LOSS) ATTRIBUTABLE TO

    American Tax Credit Properties L.P.                 $      (169,005)   $      (630,999)   $      (289,205)  $      (912,550)
    General partners and other limited partners,
       including ATCP II, which includes specially
       allocated items of net revenue to certain
       general partners of $739,361 and $2,902,817
       for the  three  and nine  month  periods
       ended  September  30,  1998 and
       $699,979, $1,682,050, $550,527 and
       $1,514,348 of Partnership loss
       in excess of investment                                 (715,422)        (1,727,205)           136,457         1,611,879
                                                        ----------------   ----------------   ----------------  ----------------
                                                        $      (884,427)   $    (2,358,204)   $      (152,748)  $       699,329
                                                        ================   ================   ================  ================

   The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for an entire operating period.

                      AMERICAN TAX CREDIT PROPERTIES L.P.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                               DECEMBER 30, 1999
                                  (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     After pursuing various legal efforts which were ultimately unsuccessful, the property of B & V Phase I, Ltd. ("B & V Phase I") was transferred to the lender in May 1998. In addition, while negotiations were ongoing, the lender conducted a foreclosure sale of the property of Erie Associates Limited Partnership ("Erie") in April 1998. As a result, the combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1999, presented herein Note 3, do not include the results of operations of B & V Phase I and Erie.

     The Partnership has advanced $78,481 during the nine months ended December 30, 1999 to 4611 South Drexel Limited Partnership ("South Drexel") to fund an operating deficit which includes making necessary capital improvements to the property. The advance has been recorded as investment in local partnerships in the accompanying balance sheet as of December 30, 1999.

     Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA has notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA has recently adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA has commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA has communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet has not been included in MHFA's current recapitalization program because Cobbet is party to a project based
     Section 8 contract. However, MHFA has communicated that Cobbet is free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. The Local General Partners have contacted the Broker, which has indicated that a private investor may be interested in a recapitalization plan for Cobbet, and Cobbet is in the process of forwarding such information to MHFA. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

4.   Administration Fees

     Pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Since the inception of the Partnership, such administrative services have been provided by ML Fund Administrators, Inc. ("MLFA") pursuant to an Administrative Services Agreement. MLFA discontinued the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services to be continued until April 30, 2000. The General Partner has transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Under the terms of the Partnership Agreement, the Partnership currently incurs an annual Administration Fee and an annual Additional Administration Fee of $152,758 and $30,965, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 1999, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1999. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 1999, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and advances to 4611 South Drexel Limited Partnership ("South Drexel") (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $375,000 during the nine months ended December 30, 1999 (which includes a net unrealized loss on investments in bonds of approximately $131,000, amortization of net premium on investments in bonds of approximately $21,000 and accretion of zero coupon bonds of approximately $12,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 1999, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1999 of $630,999 and cash distributions received from Local Partnerships of $139,340 (exclusive of distributions from Local Partnerships of $16,225 classified as other income from local partnerships), partially offset by advances to South Drexel of $78,481 recorded as additional investments in local partnerships.

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

Registrant's operations for the three months ended December 30, 1999 and 1998 resulted in net losses of $235,235 and $343,760, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $120,000, which is primarily the result of decreases in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance, partially offset by a decrease in interest revenue of approximately $17,000. Other comprehensive loss for the three months ended December 30, 1999 and 1998 resulted from a net unrealized loss on investments in bonds available-for-sale of $45,673 and $48,836, respectively.

The Local Partnerships' net loss of approximately $884,000 for the three months ended September 30, 1999 was attributable to rental and other revenue of approximately $3,889,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $3,810,000 and approximately $963,000 of depreciation and amortization

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

expense. The Local Partnerships' net loss from operations before extraordinary item of approximately $857,000 for the three months ended September 30, 1998 was attributable to rental and other revenue of approximately $3,843,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $3,706,000 and approximately $994,000 of depreciation and amortization expense. The Local Partnerships' net loss, adjusted to reflect those Local Partnerships currently owned, of approximately $860,000 for the three months ended September 30, 1998 was attributable to rental and other revenue of approximately $3,860,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $3,735,000 and approximately $985,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 1999 and 1998 resulted in net losses of $859,893 and $1,101,595, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $282,000, which is primarily the result of a decrease in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance, partially offset by an increase in professional fees of approximately $19,000 in connection with Local Partnership matters and a decrease in interest revenue of approximately $33,000. Other comprehensive income (loss) for the nine months ended December 30, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of ($131,153) and $36,353, respectively.

The Local Partnerships' net loss of approximately $2,358,000 for the nine months ended September 30, 1999 was attributable to rental and other revenue of approximately $11,653,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $11,119,000 and approximately $2,892,000 of depreciation and amortization expense. The Local Partnerships' net loss from operations before extraordinary item of approximately $2,472,000 for the nine months ended September 30, 1998 was attributable to rental and other revenue of approximately $11,638,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $11,115,000 and approximately $2,995,000 of depreciation and amortization expense. The Local Partnerships' net loss, adjusted to reflect those Local Partnerships currently owned, of approximately $2,415,000 for the nine months ended September 30, 1998 was attributable to rental and other revenue of approximately $11,575,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $11,037,000 and approximately $2,953,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. The Local Partnerships have generated substantially all of the Low-income Tax Credits allocated to limited partners as of December 31, 1999.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below existing rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defined owners' notification responsibilities, advised owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts,


                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

provided guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provided guidance on setting renewal rents and handling renewal rent increases and provided the requirements and procedures for opting-out of a Section 8 project based contract. In January 2000, HUD issued a new notice that provides updated guidance for those project based Section 8 contracts expiring during HUD's fiscal year 2000. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships' Section 8 contracts are currently subject to annual year-to-year renewals.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating above or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

In connection with certain repairs required by the lender (the Massachusetts Housing Finance Agency) ("MHFA") of Cobbet Hill Associates Limited Partnership ("Cobbet"), MHFA drew on a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any. In September 1997, Registrant provided funds to establish collateral to secure a replacement letter of credit. Although the repairs have been completed and Cobbet has notified MHFA of such completion, Cobbet has not received the anticipated notice from MHFA that the default has been cured. Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA has notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA has recently adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA has commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA has communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet has not been included in MHFA's current recapitalization program because Cobbet is party to a project based Section 8 contract. However, MHFA has communicated that Cobbet is free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. The Local General Partners have contacted the Broker, which has indicated that a private investor may be interested in a recapitalization plan for Cobbet, and Cobbet is in the process of forwarding such information to MHFA. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits have been allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet has generated approximately $19 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

The terms of the partnership agreement of Hilltop North Associates, A Virginia Limited Partnership ("Hilltop") require the management agent to defer property management fees in order to avoid a default under the mortgage. Hilltop reported an operating deficit of approximately $133,000 for the nine months ended September 30, 1999. The Local General Partner has been conducting discussions with the local housing authority in an effort to resolve what the Local General Partner considers to be excessive requirements placed on the Property by the local housing authority. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hilltop, after cumulative equity losses and an adjustment to the investment's carrying value, became zero during the year ended March 30, 1999. Hilltop has generated approximately $7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

South Drexel reported an operating deficit of approximately $96,000 for the nine months ended September 30, 1999 due to declining occupancy resulting from deferred unit maintenance and required capital improvements. Registrant has advanced approximately $78,000 during the nine months ended December 30, 1999, and it is anticipated that Registrant will make additional advances to make needed capital improvements to the property. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996. South Drexel will have generated approximately $2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 unfolds, certain systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. Registrant has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which Registrant relies, including the Local Partnerships which report to Registrant on a periodic basis for the purpose of Registrant's reporting to its investors, will be sufficiently converted. To date, Registrant is not aware of any problems caused by Y2K. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by Registrant or another entity would not have a material adverse impact on Registrant.


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


Dated:  February 14, 2000            /s/  Richard Paul Richman
                                     ------------------------------------------
                                     by:  Richard Paul Richman
                                          President, Chief Executive Officer and
                                          Director of the general partner of the
                                          General Partner


Dated:  February 14, 2000            /s/  Neal Ludeke
                                     ------------------------------------------
                                     by:  Neal Ludeke
                                          Vice President and Treasurer of the
                                            general partner of the General
                                            Partner
                                          (Principal Financial and Accounting
                                          Officer of Registrant)