Form 10-K
period 2000-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2000-06-29
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    (Mark One)
                 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended March 30, 2000
                                               --------------

                                       OR

               []TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ____________

                                     0-17619
                            (Commission File Number)

                       American Tax Credit Properties L.P.
                       -----------------------------------
       (Exact name of registrant as specified in its governing instruments)

          Delaware                                             13-3458875
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
        organization)                                       Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                           06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (203) 869-0900
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

     None                                               None
---------------------                -------------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          --

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998 and Tax and Trade Relief Extension Act of 1999 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.      Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period has been fully exhausted by virtually all of the Properties as of December 31, 1999 and will be fully exhausted by all of the Properties as of December 31, 2000. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit
Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. In April 1997, B & V, Ltd. ("B & V") suffered its final event of recapture of Low-income Tax Credits due to a hurricane which substantially damaged the property owned by such Local Partnership and the failure of the property to be fully-rebuilt, primarily due to the non-performance of the insurance company and the resulting foreclosure action taken by the lender. In May 1998, B & V Phase I, Ltd. ("B & V Phase I") suffered an event of recapture of Low-income Tax Credits resulting from the same hurricane and a resulting foreclosure. Due to delays in the reconstruction of the complex, B & V Phase I was unable to comply with the terms of its agreement with the lender. In April 1998, Erie Associates Limited Partnership ("Erie") suffered an event of recapture as a result of a foreclosure sale directed by the lender, due to accumulated arrearages under the terms of the mortgage (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations herein).

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

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 5). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

                                                                                                 Mortgage loans
Name of Local Partnership                                    Number                              payable as of        Subsidy
Name of apartment complex                                   of rental          Capital            December 31,         (see
Apartment complex location                                    units          contribution             1999           footnotes)
--------------------------                                  ---------      ---------------      ---------------      ----------
4611 South Drexel Limited Partnership
South Drexel Apartments
Chicago, Illinois                                               44         $   501,159            $ 1,333,663           (1c)

B & V, Ltd.
Homestead Apartments
Homestead, Florida                                             158           2,050,795(3)               --(3)

B & V Phase I, Ltd.
Gardens of Homestead
Homestead, Florida                                              97             140,000(3)               --(3)

Blue Hill Housing Limited Partnership
Blue Hill Housing
Grove Hall, Massachusetts                                      144           4,506,082              6,467,417           (1a)

Cityside Apartments, L.P.
Cityside Apartments
Trenton, New Jersey                                            126           6,098,990              7,655,368           (1a)

Cobbet Hill Associates Limited Partnership
Cobbet Hill Apartments
Lynn, Massachusetts                                            117           4,910,942             13,771,110          (1&b)

Dunbar Limited Partnership
Spring Grove Apartments
Chicago, Illinois                                              100           1,518,229              3,975,519          (1&d)

Dunbar Limited Partnership No. 2
Park View Apartments
Chicago, Illinois                                              102           1,701,849              4,553,136          (1&d)

Erie Associates Limited Partnership
Erie Apartments                                                 18             755,736(3)               --(3)
Springfield, Massachusetts

Federal Apartments Limited Partnership
Federal Apartments
Fort Lauderdale, Florida                                       164           2,832,224              5,109,836           (1a)

Golden Gates Associates
Golden Gates
Brooklyn, New York                                              85             879,478              4,603,071           (1b)

Grove Park Housing, A California Limited Partnership
Grove Park Apartments
Garden Grove, California                                       104           1,634,396              6,840,006           (1a

Gulf Shores Apartments Ltd.
Morgan Trace Apartments
Gulf Shores, Alabama                                            50             352,693              1,483,467           (1b)


                                                                                                 Mortgage loans
Name of Local Partnership                                    Number                              payable as of        Subsidy
Name of apartment complex                                   of rental          Capital            December 31,         (see
Apartment complex location                                    units          contribution             1999           footnotes)
--------------------------                                  ---------      ---------------      ---------------      ----------
Hilltop North Associates, A Virginia Limited Partnership
Hilltop North Apartments
Richmond, Virginia                                            160             $ 1,457,867           $ 3,249,951            (1a)

Madison-Bellefield Associates
Bellefield Dwellings
Pittsburgh, Pennsylvania                                      158               1,047,744             3,412,888            (1a)

Pine Hill Estates Limited Partnership
Pine Hill Estates
Shreveport, Louisiana                                         110                 613,499             2,320,461          (1a&d)

Santa Juanita Limited Dividend Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                                           45                 313,887(2)          1,471,761          (1a&b)

Vista del Mar Limited Dividend Partnership L.P.
Vista del Mar Apartments
Fajardo, Puerto Rico                                          152               3,097,059             5,251,901          (1a&b)

Winnsboro Homes Limited Partnership
Winnsboro Homes
Winnsboro, Louisiana                                           50                 289,730             1,161,679          (1a&d)
                                                                              -----------         -------------
                                                                              $34,702,359         $  72,661,234
                                                                              ===========         =============

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

            (d) The Local Partnership's Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

      (2)   Reflects amount attributable to Registrant only.

      (3) The property was lost through lender's foreclosure. The Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheets of the Local Partnerships as of December 31, 1999 and 1998 in Note 5 to the financial statements.

Item 3.     Legal Proceedings

Registrant is not aware of any material legal proceedings.


Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
         Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of June 1, 2000 was 2,360, holding 41,286 Units.

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2000 and 1999.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1999 and 1998 and the cumulative Tax Credits, net of recaptured Low-income Tax Credits, allocated from inception through December 31, 1999 are as follows:

                                              Historic                  Net
                                           Rehabilitation           Low-income
                                            Tax Credits             Tax Credits
                                            -----------             -----------
       Tax year ended December 31, 1999    $      --            $     47.13

       Tax year ended December 31, 1998           --                 106.36

       Cumulative totals                   $   71.88            $  1,451.71

Registrant has generated total Tax Credits from investments in Local Partnerships of approximately $1,545 per Unit through December 31, 1999, net of circumstances which have given rise to, and notwithstanding future circumstances which may give rise to, recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties will be fully exhausted as of December 31, 2000.

Item 6.     Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

                                                          Years Ended March 30,
                               -----------------------------------------------------------------------
                                  2000           1999           1998           1997            1996
                               -----------    -----------    -----------    -----------    -----------
Interest and other revenue     $   207,610    $   249,174    $   261,201    $   259,193    $   274,591
                               ===========    ===========    ===========    ===========    ===========

Equity in loss of investment
  in local partnerships        $(1,075,642)   $(2,262,176)   $(1,484,136)   $(2,049,756)   $(2,240,958)
                               ===========    ===========    ===========    ===========    ===========


Net loss                       $(1,370,463)   $(2,543,362)   $(1,684,224)   $(2,384,219)   $(2,425,508)
                               ===========    ===========    ===========    ===========    ===========

Net loss per unit of limited
  partnership interest         $    (32.86)   $    (60.99)   $    (40.39)   $    (57.17)   $    (58.16)
                               ===========    ===========    ===========    ===========    ===========


                                                             As of March 30,
                                  2000           1999           1998           1997            1996
                               -----------    -----------    -----------    -----------    -----------
Total assets                   $ 4,961,826    $ 6,478,405    $ 9,011,845    $10,611,961    $13,040,183
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

As of March 30, 2000, Registrant has cash and cash equivalents and investments in bonds totaling $2,316,884, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2000, Registrant's investments in bonds represent corporate bonds of $686,970, U.S. Treasury bonds of $1,342,208 and U.S. government agency bonds of $226,343 with various maturity dates ranging from 2000 to 2007. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2000, Registrant received cash from interest revenue, redemptions/maturities and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and advances to certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $476,000 during the year ended March 30, 2000 (which includes a net unrealized loss on investments in bonds of approximately $138,000, the amortization of net premium on investments in bonds of approximately $27,000 and the accretion of zero coupon bonds of approximately $16,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2000, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1999 of $1,075,642 and cash distributions received from Local Partnerships of $139,340 (exclusive of distributions from Local Partnerships of $22,475 classified as other income), partially offset by investments in Local Partnerships of $181,536. Payable to general partner in the accompanying balance sheet as of March 30, 2000 represents accrued management and administration fees.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in local partnerships may be reduced if the carrying value is considered to exceed the estimated value derived by management (which contemplates remaining Low-income Tax Credits and potential residual value, among other things) ("Local Partnership Carrying Value"). Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to an investment's carrying value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under
Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 2000, 1999 and 1998 resulted in net losses of $1,370,463, $2,543,362 and $1,684,224, respectively. The decrease in net loss from 1999 to 2000 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $1,187,000. The increase in net loss from 1998 to 1999 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $778,000 and an increase in professional fees of approximately $58,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in Cityside Apartments, L.P. and Hilltop North Associates, A Virginia Limited Partnership ("Hilltop") during the year ended March 30, 1999 by $596,586 and $423,919, respectively, (ii) losses from impairment of long-lived assets and eminent domain proceedings in connection with B & V, Ltd. ("B & V"), B & V Phase I, Ltd. ("B & V Phase I") and Erie Associates Limited Partnership ("Erie") and (iii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' loss from operations of approximately $3,320,000 for the year ended December 31, 1999 includes depreciation and amortization expense of approximately $3,868,000 and interest on non-mandatory debt of approximately $665,000, and does not include principal payments on permanent mortgages of approximately $724,000. The Local Partnerships' loss from operations of approximately $3,608,000 for the year ended December 31, 1998 includes depreciation and amortization expense of approximately $3,891,000 and interest on non-mandatory debt of approximately $610,000, and does not include principal payments on permanent mortgages of approximately $621,000. The Local Partnerships' loss from operations for the year ended December 31, 1998 does not include the gain from the extinguishment of debt of $3,171,629 in connection with B & V Phase I and Erie, which is reflected as an extraordinary item. The Local Partnerships' loss from operations of approximately $5,434,000 for the year ended December 31, 1997 includes depreciation and amortization expense of approximately $4,109,000, interest on non-mandatory debt of approximately
$690,000 and a loss from impairment of long-lived assets of approximately $744,000, and does not include principal payments on permanent mortgages of approximately $479,000. The Local Partnerships' loss from operations for the year ended December 31, 1997 does not include the gain from the extinguishment of debt of $6,441,935 in connection with B & V, which is reflected as an extraordinary item. The results of operations of the Local Partnerships for the year ended December 31, 1999 are not necessarily indicative of the results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period has been fully exhausted by virtually all of the Properties as of December 31, 1999 and will be fully exhausted by all of the Properties as of December 31, 2000. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit
Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. The Local Partnerships have generated substantially all of the Low-income Tax Credits allocated to limited partners as of December 31, 1999.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships'
Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Hilltop North Associates, A Virginia Limited Partnership ("Hilltop") reported an operating deficit of approximately $176,000 for the year ended December 31, 1999. Due to ongoing operating deficits, the Local General Partner approached Registrant concerning the funding of such deficits. The Local General Partner advanced approximately $106,000 during 1999 and Registrant advanced approximately $43,000. The Local General Partner has been conducting discussions with the local housing authority and HUD in an effort to resolve what the Local General Partner considers to be excessive tenant, maintenance and other requirements placed on the Property by the local housing authority which have resulted in unduly high levels of operating expenses. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hilltop, after cumulative equity losses and an adjustment to the investment's carrying value, became zero during the year ended March 30, 1999. Hilltop generated approximately $7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In connection with certain repairs required by the lender (the Massachusetts Housing Finance Agency) ("MHFA") of Cobbet Hill Associates Limited Partnership ("Cobbet"), MHFA drew on a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any. In September 1997, Registrant provided funds to establish collateral to secure a replacement letter of credit. Although the repairs have been completed and Cobbet has notified MHFA of such completion, Cobbet has not received the anticipated notice from MHFA that the default has been cured. Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA has notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA has recently adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA has commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA has communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet has not been included in MHFA's current recapitalization program because Cobbet is party to a project based Section 8 contract. However, MHFA has communicated that Cobbet is free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet has replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners have contacted the Broker, which has indicated that a private investor may be interested in a recapitalization plan for Cobbet. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits have been allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $100,000 for the year ended December 31, 1999 due to declining occupancy resulting from deferred unit maintenance and required capital improvements. Registrant advanced approximately $138,000 during the year ended March 30, 2000, and it is expected that Registrant will make additional advances to make needed capital improvements to the property in an effort to achieve stabilized occupancy. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996. South Drexel will have generated approximately $2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000

Registrant successfully completed a program to ensure Year 2000 readiness. As a result, Registrant had no Year 2000 problems that affected its business, results of operations or financial condition.

Item 7A.    Quantitative and Qualitative Disclosure Above Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds, U.S. Treasury instruments and U.S. government and agency securities. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2007, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8.     Financial Statements and Supplementary Data


                                Table of Contents
                                                                          Page
                                                                          ----

Independent Auditors' Report................................................14

Balance Sheets..............................................................15

Statements of Operations....................................................16

Statements of Changes in Partners' Equity (Deficit).........................17

Statements of Cash Flows....................................................18

Notes to Financial Statements...............................................20


No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report



To the Partners
American Tax Credit Properties L.P.

         We have audited the accompanying balance sheets of American Tax Credit Properties L.P. as of March 30, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2000. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2000, in conformity with generally accepted accounting principles.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
May 26, 2000

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2000 AND 1999

                                                                      Notes      2000           1999
                                                                    --------  ---------      ----------
ASSETS

Cash and cash equivalents                                              3,9     $    61,363    $    86,232
Investments in bonds                                                  4,5,9      2,255,521      2,706,269
Investment in local partnerships                                       5,8       2,595,453      3,628,899
Interest receivable                                                     9           49,489         57,005
                                                                               -----------    -----------
                                                                               $ 4,961,826    $ 6,478,405
                                                                               ===========    ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses                                    8     $    52,548    $    91,698
Payable to general partner and affiliates                               6,8         74,659         43,861
                                                                               -----------    -----------
                                                                                   127,207        135,559
                                                                               -----------    -----------
Commitments and contingencies                                                                         5,8

Partners' equity (deficit)                                                                            2,4

   General partner                                                                (318,046)      (304,341)
   Limited partners (41,286 units of limited partnership interest
     outstanding)                                                                5,083,367      6,440,125
   Accumulated other comprehensive income, net                                      69,298        207,062
                                                                               -----------    -----------
                                                                                 4,834,619      6,342,846
                                                                               -----------    -----------
                                                                               $ 4,961,826    $ 6,478,405
                                                                               ===========    ===========

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2000, 1999 and 1998

                                                           Notes       2000          1999            1998
                                                           -----    -----------    -----------    -----------
REVENUE

Interest                                                            $   185,135    $   225,936    $   241,201
Other income from local partnerships                                     22,475         23,238         20,000
                                                                    -----------    -----------    -----------
TOTAL REVENUE                                                           207,610        249,174        261,201
                                                                    -----------    -----------    -----------
EXPENSES

Administration fees                                           8         183,723        183,723        183,723
Management fee                                               6,8        175,466        175,466        175,466
Professional fees                                                       103,141        133,265         75,063
Printing, postage and other                                              40,101         37,906         27,037
                                                                    -----------    -----------    -----------
TOTAL EXPENSES                                                          502,431        530,360        461,289
                                                                    -----------    -----------    -----------
Loss from operations                                                   (294,821)      (281,186)      (200,088)

Equity in loss of investment in local partnerships            5      (1,075,642)    (2,262,176)    (1,484,136)
                                                                    -----------    -----------    -----------
NET LOSS                                                             (1,370,463)    (2,543,362)    (1,684,224)

Other comprehensive income (loss)                             4        (137,764)       (26,376)       119,945
                                                                    -----------    -----------    -----------
COMPREHENSIVE LOSS                                                  $(1,508,227)   $(2,569,738)   $(1,564,279)
                                                                    ===========    ===========    ===========

NET LOSS ATTRIBUTABLE TO                                      2

     General partner                                                $   (13,705)   $   (25,434)   $   (16,842)
     Limited partners                                                (1,356,758)    (2,517,928)    (1,667,382)
                                                                    -----------    -----------    -----------
                                                                    $(1,370,463)   $(2,543,362)   $(1,684,224)
                                                                    ===========    ===========    ===========


NET LOSS per unit of limited partnership
     interest (41,286 units of limited partnership interest)        $    (32.86)   $    (60.99)   $    (40.39)
                                                                    ===========    ===========    ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2000, 1999 and 1998

                                                                                              Accumulated
                                                                                                 Other
                                                                                             Comprehensive
                                                        General             Limited          Income (Loss),
                                                        Partner             Partners              Net                Total
                                                      ------------        ------------        ------------        ------------
Partners' equity (deficit), March 30, 1997            $   (262,065)       $ 10,625,435        $    113,493        $ 10,476,863

Net loss                                                   (16,842)         (1,667,382)                             (1,684,224)

Other comprehensive income, net                                                                    119,945             119,945
                                                      ------------        ------------        ------------        ------------
Partners' equity (deficit), March 30, 1998                (278,907)          8,958,053             233,438           8,912,584

Net loss                                                   (25,434)         (2,517,928)         (2,543,362)

Other comprehensive loss, net                                                                      (26,376)            (26,376)
                                                      ------------        ------------        ------------        ------------
Partners' equity (deficit), March 30, 1999                (304,341)          6,440,125             207,062           6,342,846

Net loss                                                   (13,705)         (1,356,758)                             (1,370,463)

Other comprehensive loss, net                                                                     (137,764)           (137,764)
                                                      ------------        ------------        ------------        ------------
Partners' equity (deficit), March 30, 2000            $   (318,046)       $  5,083,367        $     69,298        $  4,834,619
                                                      ============        ============        ============        ============

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2000, 1999 and 1998

                                                                     2000        1999          1998
                                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                 $ 212,384    $ 244,449    $ 263,267
Cash paid for
     administration fees                                           (160,665)    (183,723)    (183,723)
     management fee                                                (175,466)    (175,466)    (175,466)
     professional fees                                             (136,751)     (96,965)     (99,428)
     printing, postage and other expenses                           (37,901)     (37,908)     (38,509)
                                                                  ---------    ---------    ---------
Net cash used in operating activities                              (298,399)    (249,613)    (233,859)
                                                                  ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships         161,815       23,238       37,500
Investment in local partnerships                                   (181,536)                  (10,533)
Investments in bonds (includes accrued interest of $0, $386 and
    $1,301)                                                        (260,814)    (257,217)    (257,559)
Maturity/redemption and sale of bonds                               550,810      184,990      568,432
                                                                  ---------    ---------    ---------
Net cash provided by (used in) investing activities                 273,530      (52,586)     338,182
                                                                  ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                (24,869)    (302,199)     104,323

Cash and cash equivalents at beginning of year                       86,232      388,431      284,108
                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  61,363    $  86,232    $ 388,431
                                                                  =========    =========    =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net               $(137,764)   $ (26,376)   $ 119,945
                                                                  =========    =========    =========

See reconciliation of net loss to net cash used in operating activities on page 19.

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2000, 1999 and 1998

                                                                          2000          1999           1998
                                                                      -----------    -----------    -----------
RECONCILIATION OF NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES

Net loss                                                              $(1,370,463)   $(2,543,362)   $(1,684,224)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                   1,075,642      2,262,176      1,484,136
   Loss on redemption and sale of bonds                                     8,596
   Distributions from local partnerships classified as other income       (22,475)       (23,238)       (20,000)
   Amortization of net premium on investments in bonds                     27,461         37,667         28,576
   Accretion of zero coupon bonds                                         (16,324)       (16,279)       (15,783)
   Decrease (increase) in interest receivable                               7,516         (2,875)         9,273
   Increase (decrease) in accounts payable and accrued expenses           (39,150)        36,298        (35,837)
   Increase in due to general partner and affiliates                       30,798
                                                                      -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                 $  (298,399)   $  (249,613)   $  (233,859)
                                                                      ===========    ===========    ===========

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2000, 1999 and 1998


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

     Investment in Local Partnerships

     The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each
     Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 and 1998


1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

     Investments in Bonds

     Investments in bonds are classified as available-for-sale and represent investments that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds are carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

     Premiums and discounts on investments in bonds are amortized (accreted) using the straight-line method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemption or sale of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

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


3.   Cash and Cash Equivalents

     As of March 30, 2000, the Partnership has $61,363 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 and 1998


4.   Investments in Bonds

     The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances that may arise in connection with the Local Partnerships. Such bonds include $256,559 restricted in connection with a Local Partnership's outstanding letter of credit (see Note 8). Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

     As of March 30, 2000, certain information concerning investments in bonds is as follows:

                                                            Gross          Gross
                                             Amortized    unrealized     unrealized      Estimated
    Description and maturity                   cost         gains          losses        fair value
    ------------------------                -----------   -----------    -----------    -----------
    Corporate debt securities
      After one year through five years     $   354,221   $     2,132    $    (1,648)   $   354,705
      After five years through ten years        337,440           120         (5,295)       332,265
                                            -----------   -----------    -----------    -----------
                                                691,661         2,252         (6,943)       686,970
                                            -----------   -----------    -----------    -----------
    U.S. Treasury debt securities
      Within one year                           257,000            --           (441)       256,559
      After one year through five years         991,288        94,361             --      1,085,649
                                            -----------   -----------    -----------    -----------
                                              1,248,288        94,361           (441)     1,342,208
                                            -----------   -----------    -----------    -----------
    U.S. government and agency securities
      After five years through ten years        246,274            --        (19,931)       226,343
                                            -----------   -----------    -----------    -----------
                                            $ 2,186,223   $    96,613    $   (27,315)   $ 2,255,521
                                            ===========   ===========    ===========    ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 and 1998


4. Investments in Bonds (continued)


As of March 30, 1999, certain information concerning investments in bonds is as follows:

                                                         Gross          Gross
                                         Amortized     unrealized     unrealized     Estimated
 Description and maturity                  cost          Gains         losses        fair value
 ------------------------                  ----          -----         ------        ----------
Corporate debt securities
  Within one year                       $    15,000   $        66    $        --    $    15,066
  After one year through five years         262,268        15,986             --        278,254
  After five years through ten years        652,680        23,812             --        676,492
  After ten years                            74,212            --         (1,401)        72,811
                                        -----------   -----------    -----------    -----------
                                          1,004,160        39,864         (1,401)     1,042,623
                                        -----------   -----------    -----------    -----------
U.S. Treasury debt securities
  Within one year                           257,000           801             --        257,801
  After one year through five years         824,368       129,483             --        953,851
  After five years through ten years        183,729        39,210             --        222,939
                                        -----------   -----------    -----------    -----------
                                          1,265,097       169,494             --      1,434,591
                                        -----------   -----------    -----------    -----------
U.S. government and agency securities
  After five years through ten years        229,950            --           (895)       229,055
                                        -----------   -----------    -----------    -----------
                                        $ 2,499,207   $   209,358    $    (2,296)   $ 2,706,269
                                        ===========   ===========    ===========    ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


5.   Investment in Local Partnerships

     As of March 30, 2000, the Partnership owns a limited partnership interest in the following Local Partnerships:

      1.   4611 South Drexel Limited Partnership ("South Drexel");
      2.   Blue Hill Housing Limited Partnership;
      3.   Cityside Apartments, L.P. ("Cityside");*
      4.   Cobbet Hill Associates Limited Partnership ("Cobbet");*
      5.   Dunbar Limited Partnership;
      6.   Dunbar Limited Partnership No. 2;
      7.   Federal Apartments Limited Partnership;
      8.   Golden Gates Associates;
      9.   Grove Park Housing, A California Limited Partnership;
     10.   Gulf Shores Apartments Ltd.;
     11.   Hilltop North Associates, A Virginia Limited Partnership ("Hilltop");
     12.   Madison-Bellefield Associates;
     13.   Pine Hill Estates Limited Partnership;
     14.   Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita");
     15.   Vista del Mar Limited Dividend Partnership L.P.; and
     16.   Winnsboro Homes Limited Partnership.

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

     The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership made capital contributions in the aggregate amount of $34,702,359, which includes advances to certain Local Partnerships. As of December 31, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,661,000 and accrued interest payable on such loans totaling approximately $3,921,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note
     1). The amount of such excess losses applied to other partners' capital was $2,187,634, $2,305,457 and $3,864,303 for the years ended December 31,
     1999, 1998 and 1997, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

     As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership reduced its investment in Cityside and Hilltop during the year ended March 30, 1999 by $596,586 and $423,919, respectively. Such losses are included in equity in loss of investment in local partnerships in the accompanying statement of operations of the Partnership for the year ended March 30, 1999.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 and 1998


5.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of December 31, 1999 and 1998 are as follows:

                                                                         1999             1998
                                                                     ------------    ------------
ASSETS

Cash and cash equivalents                                            $  1,459,390    $    950,402
Rents receivable                                                          301,752         158,840
Escrow deposits and reserves                                            3,044,082       2,902,738
Land                                                                    3,850,061       3,850,061
Buildings and improvements (net of accumulated depreciation of
  $40,669,508 and $36,919,031)                                         65,367,834      68,839,045

Intangible assets (net of accumulated amortization of $647,133 and
  $ 581,155)                                                            1,697,780       1,752,259
Other                                                                     829,251         717,846
                                                                     ------------    ------------
                                                                     $ 76,550,150    $ 79,171,191
                                                                     ============    ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                              $  1,436,510    $  1,012,318
  Due to related parties                                                5,238,017       5,102,192
  Mortgage loans                                                       72,661,234      73,082,152
  Notes payable                                                         1,086,384       1,103,781
  Accrued interest                                                      3,920,983       3,396,688
  Other                                                                   318,438         311,163
                                                                     ------------    ------------
                                                                       84,661,566      84,008,294
                                                                     ------------    ------------
Partners' equity (deficit)

  American Tax Credit Properties L.P.
     Capital contributions, net of distributions                       33,975,428      33,929,447
     Cumulative loss                                                  (30,376,910)    (29,301,268)
                                                                     ------------    ------------
                                                                        3,598,518       4,628,179
                                                                     ------------    ------------
  General partners and other limited partners, including ATCP II
     Capital contributions, net of distributions                          509,267         509,267
     Cumulative loss                                                  (12,219,201)     (9,974,549)
                                                                     ------------    ------------
                                                                      (11,709,934)     (9,465,282)
                                                                     ------------    ------------
                                                                       (8,111,416)     (4,837,103)
                                                                     ------------    ------------
                                                                     $ 76,550,150    $ 79,171,191
                                                                     ============    ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 and 1998

5.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                       1999           1998             1997
                                                   ------------    ------------    ------------
REVENUE

Rental                                             $ 15,461,096    $ 15,316,870    $ 16,012,453
Interest and other                                      381,424         288,163         288,937
                                                   ------------    ------------    ------------
Total Revenue                                        15,842,520      15,605,033      16,301,390
                                                   ------------    ------------    ------------

EXPENSES

Administrative                                        2,435,123       2,344,916       2,425,249
Utilities                                             1,264,440       1,289,871       1,343,714
Operating, maintenance and other                      3,327,289       3,428,628       3,672,948
Taxes and insurance                                   1,770,920       1,815,618       1,937,491
Financial (including amortization of $65,978
  $75,679 and $76,677)                                6,563,484       6,519,143       7,579,627
Depreciation                                          3,801,558       3,815,106       4,032,607
Loss from impairment of long-lived assets                                               744,126
                                                   ------------    ------------    ------------

TOTAL EXPENSES                                       19,162,814      19,213,282      21,735,762
                                                   ------------    ------------    ------------
LOSS FROM OPERATIONS BEFORE
  EXTRAORDINARY ITEM                                 (3,320,294)     (3,608,249)     (5,434,372)

Extraordinary gain on extinguishment of debt                          3,171,629       6,441,935
                                                   ------------    ------------    ------------

NET INCOME (LOSS)                                  $ (3,320,294)   $   (436,620)   $  1,007,563
                                                   ============    ============    ============


NET INCOME (LOSS) ATTRIBUTABLE TO

   American Tax Credit Properties L.P.             $ (1,075,642)   $ (1,241,671)   $ (1,484,136)
   General partners and other limited
     partners,  including ATCP II, which
     includes  specially  allocated items of net
     revenue to certain general partners of
     $8,273, $2,905,824 and $6,763,705, and
     $2,187,634, $2,305,457 and $3,864,303
     of Partnership loss in excess of investment     (2,244,652)        805,051       2,491,699
                                                   ------------    ------------    ------------

                                                   $ (3,320,294)   $   (436,620)   $  1,007,563
                                                   ============    ============    ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 and 1998

5.   Investment in Local Partnerships (continued)

     Investment activity with respect to each Local Partnership for the year ended March 30, 2000 is as follows:

                                                                                                  Cash
                                                                                    Cash       distributions
                                  Investment in                  Partnership's  distributions  classified as   Investment in
                                      Local       Investments     equity in       received     other income       Local
                                  Partnership   during the year  loss for the    during the     during the     Partnership
                                  balance as of     ended         year ended     year ended    year ended     balance as of
                                    March 30,      March 30,     December 31,     March 30,     March 30,       March 30,
Name of Local Partnership            1999           2000             1999           2000          2000            2000
-------------------------         -----------    -----------    -------------   -----------    -----------   -------------
4611 South Drexel Limited
  Partnership                      $        --   $   138,193    $    (138,193)(2)  $     --    $        --   $        --
Blue Hill Housing Limited
  Partnership                        1,702,762            --         (139,183)     (134,340)            --     1,429,239
Cityside Apartments, L.P.              805,694            --         (415,813)           --             --       389,881
Cobbet Hill Associates Limited
  Partnership                               --            --               --(1)         --             --            --
Dunbar Limited Partnership                  --            --               --(1)     (2,500)         2,500            --
Dunbar Limited Partnership No. 2            --            --               --(1)     (2,500)         2,500            --
Federal Apartments Limited
  Partnership                               --            --               --(1)     (2,500)         2,500            --
Golden Gates Associates                     --            --               --(1)         --             --            --
Grove Park Housing, A
  California Limited
  Partnership                               --            --               --(1)         --             --            --
Gulf Shores Apartments Ltd.                 --            --               --(1)     (2,475)         2,475            --
Hilltop North Associates, A
  Virginia Limited Partnership              --        43,343          (43,343)(2)        --             --            --
Madison-Bellefield
  Associates                           668,494            --          (56,700)       (5,000)            --       606,794
Pine Hill Estates Limited
  Partnership                               --            --                --(1)   (10,000)        10,000            --
Santa Juanita Limited
  Dividend Partnership L.P.             97,313            --          (17,257)           --             --        80,056
Vista del Mar Limited Dividend
  Partnership L.P.                     354,636            --         (265,153)           --             --        89,483
Winnsboro Homes Limited
  Partnership                               --            --                --(1)    (2,500)         2,500            --
                                   -----------   -----------    -------------   -----------    -----------   -----------
                                   $ 3,628,899   $   181,536    $  (1,075,642)  $  (161,815)   $    22,475   $ 2,595,453
                                   ===========   ===========    =============   ===========    ===========   ===========

(1) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 and 1998

5.   Investment in Local Partnerships (continued)

     Investment activity with respect to each Local Partnership for the year ended March 30, 1999 is as follows:

                                                                                                         Cash
                                                                                        Cash        distributions
                                 Investment in      Partnership's       Adjustment   distributions   classified as   Investment in
                                     Local         equity in loss      to carrying     received      other income        Local
                                  Partnership       for the year      value during   the during the   during the      Partnership
                                 balance as of         ended            year ended     year ended     year ended     balance as of
                                  March 30,         December 31,        March 30,      March 30,       March 30,       March 30,
                                    1998               1998                1999          1999            1999            1999
                                --------------   -----------       -----------       -----------       -----------  -------------
Name of Local Partnership

4611 South Drexel Limited
  Partnership                      $        --    $       --(1)      $      --       $        --       $        --    $        --
Blue Hill Housing Limited
  Partnership                        1,808,884      (106,122)               --                --                --      1,702,762
Cityside Apartments, L.P.            1,977,733      (575,453)         (596,586)(2)            --                --        805,694
Cobbet Hill Associates Limited
  Partnership                               --            --(1)             --                --                --             --
Dunbar Limited Partnership                  --            --(1)             --                --                --             --
Dunbar Limited Partnership No. 2            --            --(1)             --                --                --             --
Erie Associates Limited
  Partnership                               --            --(1)             --            (8,263)            8,263             --
Federal Apartments Limited
  Partnership                               --            --(1)             --                --                --             --
Golden Gates Associates                     --            --(1)             --                --                --             --
Grove Park Housing, A
  California Limited
  Partnership                               --            --(1)             --                --                --             --
Gulf Shores Apartments Ltd.                 --            --(1)             --            (2,475)            2,475             --
Hilltop North Associates, A
  Virginia Limited Partnership         600,108      (176,189)         (423,919)(2)            --                --             --
Madison-Bellefield Associates          704,748       (36,254)               --                --                --        668,494
Pine Hill Estates Limited
  Partnership                               --            --(1)             --           (10,000)           10,000             --
Santa Juanita Limited Dividend
  Partnership L.P.                     112,378       (15,065)               --                --                --          97,313
Vista del Mar Limited Dividend
  Partnership L.P.                     687,224      (332,588)               --                --                --         354,636
Winnsboro Homes Limited
  Partnership                               --            --(1)             --            (2,500)            2,500             --
                                --------------   -----------       -----------       -----------       -----------  -------------
                                $    5,891,075   $(1,241,671)      $(1,020,505)      $   (23,238)      $    23,238  $   3,628,899
                                ==============   ===========       ===========       ===========       ===========  =============

(1) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                          MARCH 30, 2000, 1999 and 1998

5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 1999 is as follows:

                                                              Mortgage                     Buildings and     Accumulated
Name of Local Partnership                                   loans payable      Land        improvements      depreciation
-------------------------                                  -------------   -------------   -------------    -------------
4611 South Drexel Limited Partnership                      $   1,333,663   $      64,408   $   1,756,833    $    (615,883)
Blue Hill Housing Limited Partnership                          6,467,417         111,325      10,943,332       (3,951,874)
Cityside Apartments, L.P.                                      7,655,368         131,591      13,785,799       (5,183,625)
Cobbet Hill Associates Limited Partnership                    13,771,110         504,683      16,130,245       (6,547,220)
Dunbar Limited Partnership                                     3,975,519         117,126       5,854,817       (2,234,201)
Dunbar Limited Partnership No. 2                               4,553,136         131,920       6,521,937       (2,566,708)
Federal Apartments Limited Partnership                         5,109,836         279,750       8,414,835       (3,309,627)
Golden Gates Associates                                        4,603,071          29,585       5,821,145       (2,419,692)
Grove Park Housing, A California Limited Partnership           6,840,006         956,952       7,676,667       (2,823,568)
Gulf Shores Apartments Ltd.                                    1,483,467         172,800       1,750,427         (727,502)
Hilltop North Associates, A Virginia Limited Partnership

                                                               3,249,951         240,514       4,960,718       (1,564,759)
Madison-Bellefield Associates                                  3,412,888         245,000       5,648,983       (2,293,800)
Pine Hill Estates Limited Partnership                          2,320,461          40,000       3,899,805       (1,491,934)
Santa Juanita Limited Dividend Partnership L.P.                1,471,761         228,718       2,348,638         (848,428)
Vista del Mar Limited Dividend Partnership L.P.                5,251,901         565,689       8,705,439       (3,421,150)
Winnsboro Homes Limited Partnership                            1,161,679          30,000       1,817,722         (669,537)
                                                           -------------   -------------   -------------    -------------
                                                           $  72,661,234   $   3,850,061   $ 106,037,342    $ (40,669,508)
                                                           =============   =============   =============    =============


Property information for each Local Partnership as of December 31, 1998 is as follows:

                                                              Mortgage                     Buildings and     Accumulated
Name of Local Partnership                                   loans payable      Land        improvements      depreciation
-------------------------                                  -------------   -------------   -------------    -------------
4611 South Drexel Limited Partnership                      $   1,348,852   $      64,408   $   1,756,833    $    (552,068)
Blue Hill Housing Limited Partnership                          6,498,779         111,325      10,930,375       (3,687,040)
Cityside Apartments, L.P.                                      7,732,846         131,591      13,785,799       (4,681,381)
Cobbet Hill Associates Limited Partnership                    13,652,326         504,683      16,089,978       (5,947,859)
Dunbar Limited Partnership                                     3,987,468         117,126       5,738,685       (2,016,632)
Dunbar Limited Partnership No. 2                               4,566,461         131,920       6,480,819       (2,326,149)
Federal Apartments Limited Partnership                         5,184,018         279,750       8,459,690       (3,010,387)
Golden Gates Associates                                        4,622,936          29,585       5,821,145       (2,210,618)
Grove Park Housing, A California Limited Partnership           6,872,589         956,952       7,676,667       (2,544,448)
Gulf Shores Apartments Ltd.                                    1,486,787         172,800       1,750,427         (665,975)
Hilltop North Associates, A Virginia Limited Partnership

                                                               3,281,463         240,514       4,923,732       (1,419,973)
Madison-Bellefield Associates                                  3,499,704         245,000       5,610,744       (2,048,792)
Pine Hill Estates Limited Partnership                          2,375,040          40,000       3,892,369       (1,332,579)
Santa Juanita Limited Dividend Partnership L.P.                1,494,484         228,718       2,329,619         (770,901)
Vista del Mar Limited Dividend Partnership L.P.                5,290,711         565,689       8,700,543       (3,104,217)
Winnsboro Homes Limited Partnership                            1,187,688          30,000       1,810,651         (600,012)
                                                           -------------   -------------   -------------    -------------
                                                           $  73,082,152   $   3,850,061   $ 105,758,076    $ (36,919,031)
                                                           =============   =============   =============    =============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 and 1998

5.   Investment in Local Partnerships (continued)

     The summary of property activity during the year ended December 31, 1999 is as follows:

                                                        Net change
                                   Balance as of    during the year ended      Balance as of
                                 December 31, 1998    December 31, 1999       December 31, 1999
                                 -----------------    -----------------       -----------------
     Land                         $   3,850,061       $          --            $   3,850,061
     Buildings and improvements     105,758,076             279,266              106,037,342
                                  -------------       -------------            -------------
                                    109,608,137             279,266              109,887,403
     Accumulated depreciation       (36,919,031)         (3,750,477)             (40,669,508)
                                  -------------       -------------            -------------

                                  $  72,689,106       $  (3,471,211)           $  69,217,895
                                  =============       =============            =============


     In December 1988, the Partnership acquired a 99% limited partnership interest in B & V, Ltd. ("B & V"), which owned a 190-unit complex located in Homestead, Florida. In August 1992, much of Homestead, Florida was devastated by Hurricane Andrew and the Property owned by B & V sustained substantial damage. The damage to the complex was covered by property insurance and B & V was covered by rental interruption insurance. It was the intention of the Local General Partner to reconstruct the complex, and thus preserve the Low-income Tax Credits. However, delays in the rebuilding of the complex occurred due to significant disagreements with the insurance company concerning selection of the contractor and the costs to rebuild the complex. In addition, the insurance carrier ceased making rental interruption insurance payments and subsequently the lender declared a default. While conducting repairs, which included completing 52 rental units which were placed in service, B & V was unable to make required mortgage payments, but undertook significant litigious efforts to effect a workout with the lender and cause the insurance company and contractor to perform under their obligations to rebuild the complex, which included reorganization plans, bankruptcy proceedings, binding arbitration and voluntary nonbinding mediation. Despite such efforts, the complex lost 32 rental units pursuant to a quick-take eminent domain proceeding in April 1996, resulting in the recognition by B & V of a loss from impairment of long-lived assets and eminent domain proceeding of approximately $4,808,000. The remainder of the complex was ultimately lost in April 1997 when the Bankruptcy Court ordered title transfer of the Property, resulting in the recognition by B & V of a gain on the extinguishment of debt of $6,441,935. The Partnership's investment balance in B & V, after cumulative equity losses, became zero during the year ended March 30, 1995, therefore the aforementioned gain and losses had no impact on the financial position, results of operations or cash flows of the Partnership.

     B & V Phase I, Ltd. ("B & V Phase I"), owned a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida. Prior to the Partnership's investment during the year ended March 30, 1995, B & V Phase I was damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, B & V Phase I was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, B & V Phase I had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. After pursuing various legal efforts which were ultimately unsuccessful because alternative sources of financing could not be secured, the property was transferred to the lender in May 1998. As a result, the combined balance sheet of the Local Partnerships as of December 31, 1998 and the combined statement of operations of the Local Partnerships for the year then ended presented herein Note 5 do not include the assets and liabilities and results of operations of B & V Phase I with the exception of an extraordinary gain recognized on the extinguishment of debt in the amount of $2,467,526. The Partnership's investment balance in B & V Phase I, after cumulative equity losses, became zero during the year ended March 30, 1995, therefore the aforementioned transfer had no effect on the financial position, results of operations or cash flows of the Partnership.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 and 1998

5.   Investment in Local Partnerships (continued)

     Erie Associates Limited Partnership ("Erie"), which was in the tenth year of the Low-income Tax Credit period, was subject to an amended and restated note (the "Amended Note") dated December 1, 1994 (which matured on December 1, 1997) and was entitled to a project-based rental subsidy under Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts. The original financing called for mandatory debt service of $7,647 per month, while the Amended Note required monthly mandatory debt service of $5,883. The Local General Partners had reported that Erie was several months in arrears under the terms of the Amended Note, that a default was declared by the lender and that discussions were being held with the lender. While negotiations were ongoing, the lender conducted a foreclosure sale of the property in April 1998. The Partnership made an offer to repurchase the property and acquire the Amended Note in order to avoid adverse tax consequences but was ultimately unsuccessful. As a result, the combined balance sheet of the Local Partnerships as of December 31, 1998 and the combined statement of operations of the Local Partnerships for the year then ended presented herein Note 5 do not include the assets and liabilities and results of operations of Erie with the exception of an extraordinary gain recognized on the extinguishment of debt in the amount of $704,103. The combined statement of operations of the Local Partnerships for the year ended December 31, 1997 includes a loss from impairment of long-lived assets of $744,126, which represents an adjustment of the real property of Erie. The Partnership's investment balance in Erie, after cumulative equity losses, became zero during the year ended March 30, 1998, therefore the aforementioned transfer had no effect on the financial position, results of operations or cash flows of the Partnership.

     Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA has notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA has recently adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA has commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA has communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet has not been included in MHFA's current recapitalization program because Cobbet is party to a project based
     Section 8 contract. However, MHFA has communicated that Cobbet is free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet has replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners have contacted the Broker, which has indicated that a private investor may be interested in a recapitalization plan for Cobbet. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

     The Partnership advanced $138,193 during the year ended March 30, 2000 to South Drexel to fund an operating deficit which includes making necessary capital improvements to the property. The advance has been recorded as investment in local partnerships in the accompanying balance sheet as of March 30, 2000.

     The Partnership advanced $43,343 during the year ended March 30, 2000 to Hilltop to fund an operating deficit which includes making necessary capital improvements to the property. The advance has been recorded as investment in local partnerships in the accompanying balance sheet as of March 30, 2000.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                          MARCH 30, 2000, 1999 and 1998

6.   Transactions with General Partner and Affiliates

     For the years ended March 30, 2000, 1999 and 1998, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                               2000                 1999                   1998
                                        -------------------   -------------------   -------------------
                                           Paid    Incurred     Paid     Incurred    Paid      Incurred
                                        --------   --------   --------   --------   --------   --------
     Management fee (see Note 8)        $175,466   $175,466   $175,466   $175,466   $175,466   $175,466

     Administration fees (see Note 8)      6,494     37,292         --         --         --         --

     For the years ended December 31, 1999, 1998 and 1997, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local
     Partnerships:

                                          1999                   1998                 1997
                                    -------------------   -------------------   -------------------
                                     Paid      Incurred     Paid     Incurred    Paid      Incurred
                                    --------   --------   --------   --------   --------   --------
     Property management fees       $110,593   $124,811   $118,604   $163,029   $ 84,628   $167,376

     Insurance and other services     93,289     82,786     68,422     84,189     98,453    101,245

     Advance                              --         --         --         --     74,525         --

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                          MARCH 30, 2000, 1999 AND 1998

7.   Taxable Loss

     A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2000, 1999 and 1998 to the tax return net loss for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                          2000           1999           1998
                                                       -----------    -----------    -----------
Financial  statement  net loss for the years ended
    March 30, 2000, 1999 and 1998                      $(1,370,463)   $(2,543,362)   $(1,684,224)

Add (less) net transactions occurring between
    January 1, 1997 to March 30, 1997                           --             --       (112,344)
    January 1, 1998 to March 30, 1998                           --        (40,964)        40,964
    January 1, 1999 to March 30, 1999                      (56,816)        56,816             --
    January 1, 2000 to March 30, 2000                       65,927             --             --
                                                       -----------    -----------    -----------
Adjusted financial statement net loss for the years
  ended December 31, 1999, 1998 and 1997                (1,361,352)    (2,527,510)    (1,755,604)

Differences arising from equity in loss of
  investment in local partnerships                      (1,614,232)       399,244        (36,449)

Other income from local partnerships                       (33,238)       (18,725)        (9,975)

Other differences                                           (1,638)           377          2,085
                                                       -----------    -----------    -----------
Tax return net loss for the years ended December 31,
   1999, 1998 and 1997                                 $(3,010,460)   $(2,146,614)   $(1,799,943)
                                                       ===========    ===========    ===========

The differences between the investment in local partnerships for tax return and financial reporting purposes as of December 31, 1999 and 1998 are as follows:

                                                             1999             1998
                                                         ------------    ------------
Investment in local partnerships - financial reporting   $  3,598,518    $  4,628,179
Investment in local partnerships - tax                     (6,866,921)     (4,138,809)
                                                         ------------    ------------
                                                         $ 10,465,439    $  8,766,988
                                                         ============    ============


Payable to general partner in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

8.   Commitments and Contingencies

     Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") in the amount of $175,466 for its services in connection with the management of the affairs of the Partnership, subject to certain provisions of the Partnership Agreement. the Partnership incurred a Management Fee of $175,466 for each of the three years ended March 30, 2000. Unpaid Management Fees in the amount of $43,861 are recorded as payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2000 and 1999.

     In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Since the inception of the Partnership, such administrative services have been provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services to be continued until April 30, 2000. The General Partner has transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership is required to pay an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee ("Additional Administration Fee") in the amount of $30,965 for administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years ended March 30, 2000. Such amounts are aggregated and reflected under the caption administration fees in the accompanying statements of operations. Unpaid Administration Fees in the amount of $30,798 are included in payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2000, while unpaid Additional Administration Fees of $7,740 are included in accounts payable and accrued expenses in the accompanying balance sheet as of March 30, 1999.

     The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The
     Partnership   cannot  reasonably   predict   legislative   initiatives  and
     governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

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

     The estimated fair value of the Partnership's  financial  instruments as of
     March  30,  2000  and  1999  are  disclosed   elsewhere  in  the  financial
     statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax. The executive officers and directors of Richman Tax are:

                         Served in present
Name                     capacity since (1)        Position held
----                     ----------------          -------------

Richard Paul Richman     February 10, 1988         President and Director
David A. Salzman         April 29, 1994            Vice President
Neal Ludeke              February 10, 1988         Vice President and Treasurer
Gina S. Scotti           February 10, 1988         Secretary

--------------------------------------------------------------------------------

(1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 52, is the sole Director and President of Richman Tax. Mr. Richman is the President and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 39, is a Vice President of Richman Tax and minority stockholder of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Neal Ludeke, age 42, is a Vice President and Treasurer of Richman Tax. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax. Mr. Ludeke's responsibilities in connection with RAM include advisory services provided to a small business investment company and various partnership management functions.

Gina S. Scotti, age 44, is the Secretary of Richman Tax. Ms. Scotti is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any remuneration. During the year ended March 30, 2000, Richman Tax did not pay any remuneration to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Dominion Capital Inc., having the mailing address P.O. Box 26532, Richmond, Virginia 23261, is the owner of 2,800 Units, representing approximately 6.8% of all such Units. As of June 1, 2000, no person or entity, other than Dominion Capital Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax is wholly-owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The net tax losses and net Low-income Tax Credits generated by Registrant during the year ended December 31, 1999 allocated to the General Partner were $30,105 and $19,655, respectively. The net tax losses and net Low-income Tax Credits generated by the General Partner during the year ended December 31, 1999 (from the allocation of Registrant discussed above) and allocated to Richman Tax were $20,471 and $13,365, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2000.

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

          (3)  Exhibits

                                                43

                                                             Incorporated by
                       Exhibit                               Reference to
                       -------                               ------------

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

  10.2  B & V, Ltd. Fourth Amended and Restated   Exhibit 10.3 to Form 8-K
        Agreement and Certificate of Limited      Report dated January 17, 1989
        Partnership                               (File No. 33-20391)

  10.3  B & V Phase I, Ltd. Amended and           Exhibit 10.1 to Form 10-Q
        Restated Agreement of Limited             Report dated September 29,
        Partnership                               1994
                                                  (File No. 0-17619)


  10.4  B & V Phase I, Ltd. Assignment of         Exhibit 10.4 to Form 10-K
        Partnership Interests, Assumption of      Report dated March 30, 1997
        Responsibilities, and Waiver of           (File No. 0-17619)
        Conditions

  10.5  Blue Hill Housing Limited Partnership     Exhibit 10.7 to Form 8-K
        Amended and Restated Agreement and        Report dated January 17, 1989
        Certificate of Limited Partnership        (File No. 33-20391)

  10.6  Cityside Apartments, L.P. Amended and     Exhibit 10.3 to Form 10-K
        Restated Agreement of Limited             Report dated March 30, 1990
        Partnership                               (File No. 0-17619)

  10.7  Amendment No. 1 to Cityside Apartments,   Exhibit 10.4 to Form 10-K
        L.P. Amended and Restated Agreement of    Report dated March 30, 1992
        Limited Partnership                       (File No. 0-17619)


  10.8  Amendment No. 2 to Cityside Apartments,   Exhibit 10.5 to Form 10-K
        L.P. Amended and Restated Agreement of    Report dated March 30, 1992
        Limited Partnership                       (File No. 0-17619)

                                                             Incorporated by
                       Exhibit                               Reference to
                       -------                               ------------

  10.9  Amendment No. 3 to Cityside Apartments,   Exhibit 10.6 to Form 10-K
        L.P. Amended and Restated Agreement of    Report dated March 30, 1992
        Limited Partnership                       (File No. 0-17619)


  10.10 Cobbet Hill Associates Limited            Exhibit 10.4 to Form 10-K
        Partnership Amended and Restated          Report dated March 30, 1990
        Agreement and Certificate of Limited      (File No. 0-17619)
        Partnership

  10.11 Cobbet Hill Associates Limited            Exhibit 10.8 to Form 10-K
        Partnership First Amendment to Amended    Report dated March 30, 1993
        and Restated Agreement and Certificate    (File No. 0-17619)
        of Limited Partnership

  10.12 Cobbet Hill Associates Limited            Exhibit 10.9 to Form 10-K
        Partnership Second Amendment to the       Report dated March 30, 1993
        Amended and Restated Agreement and        (File No. 0-17619)
        Certificate of Limited Partnership

  10.13 Dunbar Limited Partnership Second         Exhibit 10.5 to Form 10-K
        Amended and Restated Agreement of         Report dated March 30, 1990
        Limited Partnership                       (File No. 0-17619)

  10.14 Dunbar Limited Partnership No. 2 Second   Exhibit 10.6 to Form 10-K
        Amended and Restated Agreement of         Report dated March 30, 1990
        Limited Partnership                       (File No. 0-17619)

  10.15 Erie Associates Limited Partnership       Exhibit 10.2 to Form 10-K
        Amended and Restated Agreement and        Report dated March 30, 1989
        Certificate of Limited Partnership        (File No. 33-20391)

  10.16 Federal Apartments Limited Partnership    Exhibit 10.8 to Form 10-K
        Amended and Restated Agreement of         Report dated March 30, 1990
        Limited Partnership                       (File No. 0-17619)

  10.17 First Amendment to Federal Apartments     Exhibit 10.14 to Form 10-K
        Limited Partnership Amended and           Report dated March 30, 1993
        Restated Agreement of Limited             (File No. 0-17619)
        Partnership

  10.18 Second Amendment to Federal Apartments    Exhibit 10.15 to Form 10-K
        Limited Partnership Amended and           Report dated March 30, 1993
        Restated Agreement of Limited             (File No. 0-17619)
        Partnership

  10.19 Golden Gates Associates Amended and       Exhibit 10.1 to Form 8-K
        Restated Agreement of Limited             Report dated January 17, 1989
        Partnership                               (File No. 33-20391)

  10.20 Grove Park Housing, A California          Exhibit 10.10 to Form 10-K
        Limited Partnership Amended and           Report dated March 30, 1990
        Restated Agreement of Limited             (File No. 0-17619)
        Partnership

                                                           Incorporated by
                       Exhibit                               Reference to
                       -------                               ------------

  10.21 Gulf Shores Apartments Ltd. Amended and   Exhibit 10.3 to Form 10-K
        Restated Agreement and Certificate of     Report dated March 30, 1989
        Limited Partnership                       (File No. 33-20391)

  10.22 Hilltop North Associates, A Virginia      Exhibit 10.12 to Form 10-K
        Limited Partnership Amended and           Report dated March 30, 1990
        Restated Agreement of Limited             (File No. 0-17619)
        Partnership

  10.23 Madison-Bellefield Associates Amended     Exhibit 10.2 to Form 8-K
        and Restated Agreement and Certificate    Report dated January 17, 1989
        of Limited Partnership                    (File No. 33-20391)

  10.24 Amended and Restated Articles of          Exhibit 10.2 to Form 10-Q
        Partnership in Commendam of Pine Hill     Report dated December 30, 1989
        Estates Limited Partnership               (File No. 0-17619)

  10.25 Santa Juanita Limited Dividend            Exhibit 10.4 to Form 10-Q
        Partnership Amended and Restated          Report dated December 30, 1989
        Agreement of Limited Partnership          (File No. 0-17619)

  10.26 Second Amendment of Limited Partnership   Exhibit 10.23 to Form 10-K
        of Santa Juanita Limited Dividend         Report dated March 30, 1994
        Partnership and Amendment No. 2 to the    (File No. 0-17619)
        Amended and Restated Agreement of
        Limited Partnership

  10.27 Amendment No. 1 to Santa Juanita          Exhibit 10.1 to Form 10-Q
        Limited Dividend Partnership L.P.         Report dated September 29,
        Amended and Restated Agreement of         1995
        Limited Partnership                       (File No. 0-17619)
        (Replaces in its entirety Exhibit
        10.24 hereof.)

  10.28 Amendment No. 2 to Santa Juanita          Exhibit 10.2 to Form 10-Q
        Limited Dividend Partnership L.P.         Report dated September 29,
        Amended and Restated Agreement of         1995
        Limited Partnership                       (File No. 0-17619)

  10.29 Vista Del Mar Limited Dividend            Exhibit 10.1 to Form 10-K
        Partnership Amended and Restated          Report dated March 30, 1989
        Agreement and Certificate of Limited      (File No. 33-20391)
        Partnership

  10.30 Certificate of Amendment of Limited       Exhibit 10.25 to Form 10-K
        Partnership of Vista Del Mar Limited      Report dated March 30, 1994
        Dividend Partnership and Amendment No.    (File No. 0-17619)
        1 to the Amended and Restated Agreement
        and Certificate of Limited Partnership

  10.31 Amendment No. 1 to Vista del Mar          Exhibit 10.3 to Form 10-Q
        Limited Dividend Partnership L.P.         Report dated September 29,
        Amended and Restated Agreement of         1995
        Limited Partnership                       (File No. 0-17619)
        (Replaces in its entirety Exhibit 10.28
        hereof.)
  10.32 Amendment No. 2 to Vista del Mar          Exhibit 10.4 to Form 10-Q
        Limited Dividend Partnership L.P.         Report dated September 29,
        Amended and Restated Agreement of         1995
        Limited Partnership                       (File No. 0-17619)

                                                           Incorporated by
                       Exhibit                               Reference to
                       -------                               ------------

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

  10.34 The B & V, Ltd.                         Exhibit 10.2 to Form 10-Q Report
        Investment Agreement                    dated September 29, 1994
                                                (File No. 0-17619)

  10.35 The B & V Phase I, Ltd.                 Exhibit 10.3 to Form 10-Q Report
        Investment Agreement                    dated September 29, 1994
                                                (File No. 0-17619)

  27    Financial Data Schedule

  99.22 Pages 21 through  35, 51  through 75    Exhibit 28 to Form 10-K Report
        and 89 through 91 of Prospectus dated   dated March 30, 1989
        May 6, 1989  filed  pursuant  to Rule   (File No.  33-20391)
        424(b)(3) under the Securities Act
        of 1933

  99.23 Pages 16 through 19 of Prospectus       Exhibit 28.2 to Form 10-K Report
        dated May 6,1989 filed pursuant to      dated  March 30, 1990
        Rule 424(b)(3) under the Securities     (File No. 0-17619)
        Act of 1933

  99.24 Supplement No. 1 dated August 11,       Exhibit 28.3 to Form 10-K Report
        1988 to Prospectus                      dated March 30, 1991
                                                (File No. 0-17619)

  99.25 Supplement No. 2 dated September 20,    Exhibit 28.4 to Form 10-K Report
        1988 to Prospectus                      dated March 30, 1991
                                                (File No. 0-17619)

  99.26 December 31, 1992 financial statements  Exhibit 28.26 to Form 10-K
        of Cityside Apartments, L.P. pursuant   Report dated March 30, 1993
        to Title 17, Code of Federal            (File No. 0-17619)
        Regulations, Section 210.3-09

  99.27 December 31, 1993 financial statements  Exhibit 99.27 to Form 10-K
        of Cityside Apartments, L.P. pursuant   Report dated March 30, 1994
        to Title 17, Code of Federal            (File No. 0-17619)
        Regulations, Section 210.3-09

  99.28 December 31, 1994 financial statements  Exhibit 99.28 to Form 10-K
        of Cityside Apartments, L.P. pursuant   Report dated March 30, 1995
        to Title 17, Code of Federal            (File No. 0-17619)
        Regulations, Section 210.3-09

  99.29 December 31, 1995 financial statements  Exhibit 99.29 to Form 10-K
        of Cityside Apartments, L.P. pursuant   Report dated March 30, 1996
        to Title 17, Code of Federal            (File No. 0-17619)
        Regulations, Section 210.3-09

  99.30 December 31, 1996 financial statements  Exhibit 99.30 to Form 10-K
        of Cityside Apartments, L.P. pursuant   Report dated March 30, 1997
        to Title 17, Code of Federal            (File No. 0-17619)
        Regulations, Section 210.3-09

  99.31 December 31, 1997 financial statements  Exhibit 99.31 to Form 10-K
        of Cityside Apartments, L.P. pursuant   Report dated March 30, 1998
        to Title 17, Code of Federal            (File No. 0-17619)
        Regulations, Section 210.3-09

  99.32 December 31, 1997 financial statements  Exhibit 99.32 to Form 10-K
        of Blue Hill Housing Limited            Report dated  March  30,  1998
        Partnership  pursuant  to  Title 17,    (File No.  0-17619)
        Code of Federal Regulations,
        Section 210.3-09

                                                           Incorporated by
                       Exhibit                               Reference to
                       -------                               ------------

  99.33 December 31, 1998 financial statements      Exhibit 99.33 to Form 10-K
        Report  of  Blue  Hill  Housing  Limited    dated  March  30,  1999
        Partnership  pursuant  to  Title17,  Code   (File No.  0-17619)
        of Federal Regulations, Section 210.3-09

  99.34 December 31, 1999 financial statements of Blue Hill Housing Limited Partnership pursuant to Title 17, Code of Federal
        Regulations, Section 210.3-09

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

Dated:  June 28, 2000                 /s/ Richard Paul Richman
        -------------                 ------------------------------------------
                                      by:  Richard Paul Richman
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             Signature                     Title                      Date
             ---------                     -----                      ----

      /s/ Richard Paul Richman       President, Chief Executive    June 28, 2000
      ----------------------------   Officer and Director of the   -------------
      (Richard Paul Richman)         general partner
                                     of the General Partner

      /s/ Neal Ludeke                Vice President and Treasurer  June 28, 2000
      ----------------------------   of the general partner of the -------------
      (Neal Ludeke)                  General Partner (Principal
                                     Financial and Accounting
                                     Officer of Registrant)