Form 10-Q
period 2000-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2000-08-14
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2000

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from___________________ to ____________

                         Commission file number: 0-17619


                       American Tax Credit Properties L.P.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              13-3458875
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                               06830
----------------------------------------                            -------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes [X]   No__.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Table of Contents                                                         Page

Balance Sheets..............................................................3

Statements of Operations....................................................4

Statements of Cash Flows....................................................5

Notes to Financial Statements...............................................7


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      June 29,           March 30,
                                                                          Notes         2000               2000
                                                                          -----         ----               ----
ASSETS

Cash and cash equivalents                                                   2     $    316,167       $      61,363
Investments in bonds available-for-sale                                     2        1,993,188           2,255,521
Investment in local partnerships                                            3        2,404,844           2,595,453
Interest receivable                                                                     40,415              49,489
                                                                                  ------------       -------------
                                                                                  $  4,754,614       $   4,961,826
                                                                                  ============       =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                               $62,307             $52,548
   Payable to general partner                                                          164,414              74,659
                                                                                  ------------       -------------

                                                                                       226,721             127,207
                                                                                  ------------       -------------
Commitments and contingencies                                               3

Partners' equity (deficit)

   General partner                                                                    (321,081)           (318,046)
   Limited partners (41,286 units of limited partnership
     interest outstanding)                                                        ---------------        5,083,367
                                                                                     4,782,874
   Accumulated other comprehensive income, net                              2           66,100              69,298
                                                                                  ------------       -------------

                                                                                     4,527,893           4,834,619
                                                                                  ------------       -------------

                                                                                  $  4,754,614       $   4,961,826
                                                                                  ============       =============

                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                    Notes         2000                  1999
                                                                    -----         ----                  ----
REVENUE

Interest                                                                      $    47,723          $    47,769
Other income from local partnerships                                  3                -                 7,500
                                                                              -----------         ------------

TOTAL REVENUE                                                                      47,723               55,269
                                                                              -----------         ------------
EXPENSES

Administration fees                                                                45,931               45,931
Management fee                                                                     43,867               43,867
Professional fees                                                                  12,246               56,715
Printing, postage and other                                                         9,829                9,284
                                                                              -----------         ------------

TOTAL EXPENSES                                                                    111,873              155,797
                                                                              -----------         ------------

Loss from operations                                                              (64,150)            (100,528)

Equity in loss of investment in local partnerships                    3          (239,378)            (203,917)
                                                                              -----------         ------------

NET LOSS                                                                         (303,528)            (304,445)

Other comprehensive loss, net                                         2            (3,198)             (55,232)
                                                                              -----------         ------------

COMPREHENSIVE LOSS                                                            $  (306,726)        $   (359,677)
                                                                              ===========         ============

NET LOSS ATTRIBUTABLE TO

   General partner                                                            $    (3,035)        $     (3,044)
   Limited partners                                                              (300,493)            (301,401)
                                                                              -----------         ------------
                                                                              $  (303,528)        $   (304,445)
                                                                              ===========         ============
NET LOSS per unit of limited partnership interest
   (41,286 units of limited partnership interest)                             $     (7.28)        $      (7.30)
                                                                              ===========         ============


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                            2000              1999
                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                          58,931          $   60,202
Cash paid for
     administration fees                                                      -               (38,191)
     professional fees                                                        -               (80,135)
     printing, postage and other expenses                                 (12,358)             (9,284)
                                                                       ----------           ---------

Net cash provided by (used in) operating activities                        46,573             (67,408)
                                                                       ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                16,675              12,500
Advances to Local Partnerships                                            (65,444)
Investments in bonds (includes $386 of accrued interest in 1998)                             (257,558)
Maturities/redemptions of bonds                                           257,000             284,180
                                                                       ----------           ---------

Net cash provided by (used in) investing activities                       208,231              39,122
                                                                       ----------           ---------

Net increase in cash and cash equivalents                                 254,804             (28,286)

Cash and cash equivalents at beginning of period                           61,363              86,232
                                                                       ----------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 316,167           $  57,946
                                                                        =========           =========
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds available-for-sale, net         $  (3,198)          $ (55,232)
                                                                        =========           =========


See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                                  2000               1999
                                                                                  ----               ----
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES

Net loss                                                                      $    (303,528)     $   (304,445)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Equity in loss of investment in local partnerships                               239,378           203,917
    Distributions from local partnerships classified as other income                                   (7,500)
   Amortization of net premium on investments in bonds                                6,194             6,845
   Accretion of zero coupon bonds                                                    (4,059)           (4,059)
   Increase in payable to general partner                                            89,755            43,867
   Increase (decrease) in accounts payable and accrued expenses                       9,759           (15,680)
   Decrease in interest receivable                                                    9,074             9,647
                                                                              -------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           $      46,573      $    (67,408)
                                                                              =============      ============


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2000
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2000 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2000 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds Available-For-Sale

     As of June 29, 2000, certain information concerning investments in bonds available-for-sale is as follows:

                                                           Gross         Gross
                                          Amortized     unrealized     unrealized    Estimated
    Description and maturity                cost          gains          losses      fair value
    ------------------------                ----          -----          ------      ----------

Corporate debt securities
  After one year through five years     $   352,749   $      --      $      (823)   $   351,926
  After five years through ten years        336,921          --          332,965         (3,956)
                                        -----------    ----------    -----------    -----------

                                            689,670          --           (4,779)       684,891
                                        -----------    ----------    -----------    -----------
U.S. Treasury debt securities
  Within one year                           101,697         3,850           --          105,547

  After one year through five years         885,389        85,072           --          970,461
                                        -----------    ----------    -----------    -----------

                                            987,086        88,922           --        1,076,008
                                        -----------    ----------    -----------    -----------
U.S. government and agency securities
  After five years through ten years        250,332          --          (18,043)       232,289
                                        -----------    ----------    -----------    -----------

                                        $ 1,927,088    $   88,922    $   (22,822)   $ 1,993,188
                                        ===========    ==========    ===========    ===========

     The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by restricted cash and cash equivalents of approximately $257,000. As of August 10, 2000, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $34,520,823. As of March 31, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,496,000 and accrued interest payable on such loans totaling approximately $4,039,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the three months ended June 29, 2000, the investment in Local Partnerships activity consists of the following:

          Investment in Local Partnerships as of March 30, 2000    $ 2,595,453

          Equity in loss of investment in local partnerships          (239,378)*

          Cash distributions received from Local Partnerships          (16,675)

          Advances to local partnerships                                65,444

          Investment in Local Partnerships as of June 29, 2000      $2,404,844
                                                                    ==========

     * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $554,892 for the three months ended March 31, 2000 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of March 31, 2000 and December 31, 1999 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2000 and 1999 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of March 31, 2000 and December 31, 1999 are as follows:

                                                                                 March 31,          December 31,
                                                                                   2000                 1999
                                                                                   ----                 ----
    ASSETS

    Cash and cash equivalents                                                 $   1,426,778        $   1,459,390
    Rents receivable                                                                317,297              301,752
    Escrow deposits and reserves                                                  3,076,477            3,044,082
    Land                                                                          3,850,061            3,850,061
    Buildings and improvements (net of accumulated depreciation
      of $41,618,364 and $40,669,508)                                            64,462,935           65,367,834
    Intangible assets (net of accumulated amortization of $663,629
      and $647,133)                                                               1,681,285            1,697,780
    Other                                                                           950,497              829,251
                                                                              -------------        -------------

                                                                              $  75,765,330        $  76,550,150
                                                                              =============        =============
    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

    Liabilities

      Accounts payable and accrued expenses                                   $   1,414,989        $   1,436,510
      Due to related parties                                                      5,359,785            5,238,017
      Mortgage loans                                                             72,495,576           72,661,234
      Notes payable                                                               1,084,607            1,086,384
      Accrued interest                                                            4,038,848            3,920,983
      Other                                                                         448,027              318,438
                                                                              -------------        -------------

                                                                                 84,841,832           84,661,566
                                                                              -------------        -------------
    Partners' equity (deficit)

      American Tax Credit Properties L.P.
         Capital contributions, net of distributions                             33,892,000           33,975,428
         Cumulative loss                                                        (30,616,288)         (30,376,910)
                                                                              -------------        -------------

                                                                                  3,275,712            3,598,518
                                                                              -------------        -------------
      General partners and other limited partners, including
         ATCP II Capital contributions, net of distributions                        509,267              509,267
         Cumulative loss                                                        (12,861,481)         (12,219,201)
                                                                              -------------        -------------

                                                                                (12,352,214)         (11,709,934)
                                                                              -------------        -------------

                                                                                 (9,076,502)          (8,111,416)
                                                                              -------------        -------------
                                                                              $  75,765,330        $  76,550,150
                                                                              =============        =============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three months ended March 31, 2000 and 1999 are as follows:

                                                                              2000                1999
                                                                              ----                ----
    REVENUE

    Rental                                                                 $   3,830,624      $   3,794,930
    Interest and other                                                           102,090             58,536
                                                                           -------------       ------------
    TOTAL REVENUE                                                              3,932,714          3,853,466
                                                                           -------------       ------------

    EXPENSES

    Administrative                                                               542,340            541,047
    Utilities                                                                    353,419            329,335
    Operating, maintenance and other                                             893,812            718,659
    Taxes and insurance                                                          449,628            431,880
    Financial (including amortization of $16,496 and $16,573)                  1,623,655          1,615,788
    Depreciation                                                                 951,518            947,476
                                                                           -------------      -------------

    TOTAL EXPENSES                                                             4,814,372          4,584,185
                                                                           -------------      -------------

    NET LOSS                                                               $    (881,658)     $    (730,719)
                                                                           =============      =============

    NET LOSS ATTRIBUTABLE TO

      American Tax Credit Properties L.P.                                  $    (239,378)     $    (203,917)
      General partners and other limited partners, including ATCP II, which includes $622,987 and $515,514 of Partnership loss in
         excess of investment                                                   (642,280)          (526,802)
                                                                           -------------      -------------

                                                                               $(881,658)     $    (730,719)
                                                                           =============      =============

     The combined results of operations of the Local Partnerships for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program which supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA has notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA has recently adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA has commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA has communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet has not been included in MHFA's current recapitalization program because Cobbet is party to a project based Section 8 contract. However, MHFA has communicated that Cobbet is free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet has replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners have contacted the Broker, which has indicated that a private investor may be interested in a recapitalization plan for Cobbet. On August 7, 2000, the General Partners of Cobbett met with MHFA to discuss future capital improvements. A contribution payment of $300,000 by the Partnership to help fund the capital improvements and the proposed recapitalization was encouraged by MHFA. MHFA approved all of the items on the agenda and was strongly encouraging concerning their participation in the recapitalization plan. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

The Partnership advanced $65,444 during the three month period ended June 29, 2000 to South Drexel to fund an operating deficit which includes making necessary capital improvements to the property and keeping mortgage payments current. The advance has been recorded as investment in local partnerships in the accompanying balance sheet as of June 29, 2000.

4.   Additional Information

     Additional  information,  including  the audited  March 30, 2000  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2000 on file with the Securities and Exchange Commission.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2000, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2000. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2000, Registrant received cash from interest revenue, maturities/redemptions of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in bonds. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $7,500 during the three months ended June 29, 2000 (which includes a net unrealized gain on investments in bonds of approximately $66,000, amortization of net premium on investments in bonds of approximately $6,100 and accretion of zero coupon bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2000, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2000 of $239,378 and cash distributions received from Local Partnerships of $16,675. Payable to general partner in the accompanying balance sheet as of June 29, 2000 represents accrued management fees.

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

Registrant's operations for the three months ended June 29, 2000 and 1999 resulted in net losses of $303,528 and $304,445, respectively. Other comprehensive loss for the three months ended June 29, 2000 and 1999 resulted from a net unrealized loss on investments in bonds available-for-sale of $3,198 and $55,232, respectively.

The Local Partnerships' net loss of approximately $813,000 for the three months ended March 31, 2000 was attributable to rental and other revenue of approximately $3,933,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,778,000 and approximately $968,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $731,000 for the three months ended March 31, 1999 was attributable to rental and other revenue of approximately $3,853,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,620,000 and approximately $964,000 of depreciation and amortization expenses.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results  of  Operations   (continued)

non-mandatory debt) of approximately $3,909,000 and approximately $1,025,000 of depreciation and amortization expenses.

The results of operations of the Local Partnerships for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period has been fully exhausted by virtually all of the Properties as of March 31, 2000 and will be fully exhausted by all of the Properties as of December 31, 2000. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit
Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. The Local Partnerships have generated substantially all of the Low-income Tax Credits allocated to limited partners as of March 31, 2000.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2000, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters (continued)

In connection with certain repairs required by the lender (the Massachusetts Housing Finance Agency) ("MHFA") of Cobbet Hill Associates Limited Partnership ("Cobbet"), MHFA drew on a then existing letter of credit in the amount of $242,529 which had been established for the purpose of covering future operating deficits, if any. In September 1997, Registrant provided funds to establish collateral to secure a replacement letter of credit. Although the repairs have been completed and Cobbet has notified MHFA of such completion, Cobbet has not received the anticipated notice from MHFA that the default has been cured. Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA has notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA has recently adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA has commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA has communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet has not been included in MHFA's current recapitalization program because Cobbet is party to a project based Section 8 contract. However, MHFA has communicated that Cobbet is free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet has replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners have contacted the Broker, which has indicated that a private investor may be interested in a recapitalization plan for Cobbet. On August 7, 2000, the General Partners of Cobbett met with MHFA to discuss future capital improvements. A contribution payment of $300,000 by the Partnership to help fund the capital improvements and the proposed recapitalization was encouraged by MHFA. MHFA approved all of the items on the agenda and was strongly encouraging concerning their participation in the recapitalization plan. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits have been allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $77,000 for the three months ended March 31, 2000 resulting from deferred unit maintenance and required capital improvements. Registrant advanced approximately $65,000 during the three month period ended June 29, 2000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996. South Drexel will have generated approximately $2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Cityside Apartments L.P. ("Cityside") reported an operating deficit of approximately $36,000 for the three months ended March 31, 2000 due to declining occupancy and deferred unit maintenance and required capital improvements. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Cobbet Hill Associates Limited Partnership ("Cobbet") is unable to make the full mandatory debt service payments on its first mortgage as a result of the lender's elimination of its operating deficit loan program. The lender has notified Cobbet that the lender considers such mortgages to be in default. The local general partners have agreed to a plan, with modifications proposed by the lender, to recapitalize Cobbet. Although meetings have been ongoing, as of the date of this report, a plan has not been formalized.

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


Dated: August 14, 2000              /s/  Richard Paul Richman
                                    ------------------------------------------
                                    by:  Richard Paul Richman
                                         President, Chief Executive Officer and
                                         Director of the general partner of the
                                         General Partner


Dated: August 14, 2000              /s/  Neal Ludeke
                                    -------------------------------------------
                                    by:  Neal Ludeke
                                         Vice President and Treasurer of the
                                         general partner of the General Partner
                                         (Principal Financial and Accounting
                                         Officer of Registrant)