Form 10-Q
period 2000-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2000-11-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

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

Yes [X]   No__.

                             AMERICAN TAX CREDIT PROPERTIES L.P.

                               PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


Table of Contents                                                           Page

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                         September 29,      March 30,
                                                 Notes       2000            2000
                                                 -----    -----------    -----------

ASSETS

Cash and cash equivalents                                 $   147,403    $    61,363
Investments in bonds                               2        2,110,610      2,255,521
Investment in local partnerships                   3        1,989,828      2,595,453
Interest receivable                                            49,155         49,489
                                                          -----------    -----------
                                                          $ 4,296,996    $ 4,961,826
                                                          ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                   $    32,358    $    52,548
  Payable to general partner                                  245,596         74,659
                                                          -----------    -----------
                                                              277,954        127,207
                                                          -----------    -----------
Commitments and contingencies                      3

Partners' equity (deficit)

  General partner                                            (326,311)      (318,046)
  Limited partners (41,286 units of limited
   interest outstanding)                                    4,265,154      5,083,367
  Accumulated other comprehensive income, net      2           80,199         69,298
                                                          -----------    -----------
                                                            4,019,042      4,834,619
                                                          -----------    -----------
                                                          $ 4,296,996    $ 4,961,826
                                                          ===========    ===========

                             See Notes to Financial Statements.

                             AMERICAN TAX CREDIT PROPERTIES L.P.
                                  STATEMENTS OF OPERATIONS
                                         (UNAUDITED)



                                    Three Months     Six Months        Three Months    Six Months
                                        Ended          Ended              Ended          Ended
                                    September 29,   September 29,      September 29,  September 29,
                             Notes      2000           2000               1999           1999
                             -----   ---------      ----------        ----------      ---------
REVENUE

Interest                             $  45,755      $  93,478          $  46,614      $  94,383
Other income from local          3       6,250          6,250              6,250         13,750
                                     ---------      ----------        ----------      ---------

TOTAL REVENUE                           52,005         99,728             52,864        108,133
                                     ---------      ----------        ----------      ---------

EXPENSES

Administration fees                     45,931         91,862             45,931         91,862
Management fee                          43,867         87,734             43,867         87,734
Professional fees                        9,149         21,395             16,706         73,421
Printing, postage and other                522         10,351              8,496         17,780
                                     ---------      ----------        ----------      ---------
TOTAL EXPENSES                          99,469        211,342            115,000        270,797
                                     ---------      ----------        ----------      ---------
Loss from operations                   (47,464)      (111,614)           (62,136)      (162,664)

Equity in loss of investment
  in local partnerships          3    (475,486)      (714,864)          (258,077)      (461,994)
                                     ---------      ----------        ----------      ---------

NET LOSS                              (522,950)      (826,478)          (320,213)      (624,658)

Other comprehensive income       2      14,099         10,901            (30,248)       (85,480)
  (loss)                             ---------      ----------        ----------      ---------

COMPREHENSIVE LOSS                   $(508,851)     $(815,577)         $(350,461)     $(710,138)
                                     =========      =========          =========      =========


NET LOSS ATTRIBUTABLE TO

  General partner                    $  (5,230)     $  (8,265)        $   (3,203)     $  (6,247)
  Limited partners                    (517,720)      (818,213)          (317,010)      (618,411)
                                     ---------      ----------        ----------      ---------
                                     $(522,950)     $ (826,478)       $ (320,213)     $(624,658)
                                     =========      =========          =========      =========
NET LOSS per unit of limited
  partnership interest
  (41,286 units of limited
  partnership interest)              $  (12.54)     $  (19.82)         $   (7.68)     $  (14.98)
                                     =========      =========          =========      =========

                              See Notes to Financial Statements.

                             AMERICAN TAX CREDIT PROPERTIES L.P.
                                  STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED SEPTEMBER 29, 2000 AND 1999
                                         (UNAUDITED)



                                                           2000          1999
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $  99,062    $ 105,495
Cash paid for
   administration fees                                      (8,659)     (76,380)
   professional fees                                       (43,385)    (130,226)
   printing, postage and other expenses                     (8,551)      (9,782)
                                                         ---------    ---------
Net cash provided by (used in) operating activities         38,467     (110,893)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                          (125,914)     (55,332)
Cash distributions and other income from local              22,925      153,090
partnerships
Investments in bonds (includes accrued interest of        (256,438)    (257,558)
$482 in 2000)
Maturities/redemptions of bonds                            407,000      346,146
                                                         ---------    ---------
Net cash provided by investing activities                   47,573      186,346
                                                         ---------    ---------
Net increase in cash and cash equivalents                   86,040       75,453

Cash and cash equivalents at beginning of period            61,363       86,232
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 147,403    $ 161,685
                                                         =========    =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net      $  10,901    $ (85,480)
                                                         =========    =========


See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2000 AND 1999
                                   (UNAUDITED)

                                                           2000           1999
                                                         ---------    ---------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES

Net loss                                                 $(826,478)   $(624,658)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

  Equity in loss of investment in local                    714,864      461,994
  partnerships
    Distributions from local partnerships                   (6,250)     (13,750)
  classified as other income
  Amortization of net premium on investments in             12,930       13,690
  bonds
  Accretion of zero coupon bonds                            (8,162)      (8,162)
  Decrease in interest receivable                              816        5,584
  Decrease in accounts payable and accrued expenses        (20,190)     (33,325)
  Increase in payable to general partner                   170,937       87,734

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $  38,467    $(110,893)
                                                         =========    =========

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2000 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2000 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds

     As of September 29, 2000, certain information concerning investments in bonds is as follows:

                                                        Gross          Gross
                                          Amortized   unrealized     unrealized     Estimated
    Description and maturity                cost        gains          losses       fair value
    ------------------------            -----------   -----------    -----------    -----------
Corporate debt securities
  After one year through five years     $   200,686   $     3,816    $      (453)   $   204,049
  After five years through ten years        336,404         2,218            (41)       338,581
                                        -----------   -----------    -----------    -----------
                                            537,090         6,034           (494)       542,630
                                        -----------   -----------    -----------    -----------
U.S. Treasury debt securities
  Within one year                           357,134         2,869           (168)       359,835
  After one year through five years         881,751        86,469           --          968,220
                                        -----------   -----------    -----------    -----------
                                          1,238,885        89,338           (168)     1,328,055
                                        -----------   -----------    -----------    -----------
U.S. government and agency securities
  After five years through ten years        254,436          --          (14,511)       239,925
                                        -----------   -----------    -----------    -----------
                                        $ 2,030,411   $    95,372    $   (15,173)   $ 2,110,610
                                        ===========   ===========    ===========    ===========


     The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by investments in bonds of approximately $256,000. As of November 10, 2000, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $34,828,273, which includes advances made to certain Local Partnerships. As of June 30, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,539,000 and accrued interest payable on such loans totaling approximately $4,093,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 2000, the investment in local partnerships activity consists of the following:

              Investment in local partnerships as of March 30, 2000                      $ 2,595,453

              Equity in loss of investment in local partnerships                            (714,864)*

              Cash distributions received from Local Partnerships                            (22,925)

              Cash distributions from Local Partnerships classified as other income            6,250


              Advances to Local Partnerships                                                 125,914
                                                                                         -----------
              Investment in local partnerships as of September 29, 2000                  $ 1,989,828
                                                                                         ===========

     * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,181,925 for the six months ended June 30, 2000 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of June 30, 2000 and December 31, 1999 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2000 and 1999 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 2000 and December 31, 1999 are as follows:

                                                                        June 30,      December 31,
                                                                          2000           1999
                                                                     ------------    ------------
ASSETS

Cash and cash equivalents                                            $  1,034,465    $  1,459,390
Rents receivable                                                          156,719         301,752
Escrow deposits and reserves                                            3,227,208       3,044,082
Land                                                                    3,850,061       3,850,061
Buildings and improvements (net of accumulated depreciation of
  $42,567,044 and $40,669,508)                                         63,577,778      65,367,834

Intangible assets (net of accumulated amortization of $680,125 and
  $647,133)                                                             1,682,343       1,697,780
Other                                                                     948,183         829,251
                                                                     ------------    ------------
                                                                     $ 74,476,757    $ 76,550,150
                                                                     ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                              $  1,348,132    $  1,436,510
  Due to related parties                                                5,150,405       5,238,017
  Mortgage loans                                                       72,539,427      72,661,234
  Notes payable                                                         1,063,456       1,086,384
  Accrued interest                                                      4,093,410       3,920,983
  Other                                                                   327,689         318,438
                                                                     ------------    ------------
                                                                       84,522,519      84,661,566
                                                                     ------------    ------------
Partners' equity (deficit)

  American Tax Credit Properties L.P.
     Capital contributions, net of distributions                       33,982,994      33,975,428
     Cumulative loss                                                  (31,091,774)    (30,376,910)
                                                                     ------------    ------------
                                                                        2,891,220       3,598,518
                                                                     ------------    ------------
  General partners and other limited partners, including ATCP II
     Capital contributions, net of distributions                          505,742         509,267
     Cumulative loss                                                  (13,442,724)    (12,219,201)
                                                                     ------------    ------------
                                                                      (12,936,982)    (11,709,934)
                                                                     ------------    ------------
                                                                      (10,045,762)     (8,111,416)
                                                                     ------------    ------------
                                                                     $ 74,476,757    $ 76,550,150
                                                                     ============    ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2000 and 1999 are as follows:

                                                    Three Months    Six Months   Three Months     Six Months
                                                       Ended          Ended         Ended           Ended
                                                     June 30,        June 30,      June 30,        June 30,
                                                       2000            2000         1999            1999
                                                   -----------    -----------    -----------    -----------
  REVENUE

Rental                                             $ 3,836,463    $ 7,667,087    $ 3,847,504    $ 7,642,434
Interest and other                                      54,344        156,434         62,409        120,945
                                                   -----------    -----------    -----------    -----------
TOTAL REVENUE                                        3,890,807      7,823,521      3,909,913      7,763,379
                                                   -----------    -----------    -----------    -----------

EXPENSES

Administrative                                         622,483      1,164,823        570,640      1,111,687
Utilities                                              363,319        716,738        314,520        643,855
Operating, maintenance and other                       947,190      1,841,002        743,205      1,461,864
Taxes and insurance                                    443,920        893,548        459,895        891,775
Financial (including amortization of $16,496,
    $32,992, $16,570 and $33,143)                    1,618,887      3,242,542      1,616,329      3,232,117
Depreciation                                           951,737      1,903,255        948,382      1,895,858
                                                   -----------    -----------    -----------    -----------
TOTAL EXPENSES                                       4,947,536      9,761,908      4,652,971      9,237,156
                                                   -----------    -----------    -----------    -----------
NET LOSS                                           $(1,056,729)   $(1,938,387)   $  (743,058)   $(1,473,777)
                                                   ===========    ===========    ===========    ===========
NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties L.P.              $  (475,486)   $  (714,864)   $  (258,077)   $  (461,994)
  General partners and other limited partners,
     including ATCP II, which includes $558,938,
     $1,181,925, $466,557 and $982,071 of
     Partnership loss in excess of investment         (581,243)    (1,223,523)      (484,981)    (1,011,783)
                                                   -----------    -----------    -----------    -----------
                                                   $(1,056,729)   $(1,938,387)   $  (743,058)   $(1,473,777)
                                                   ===========    ===========    ===========    ===========


   The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA has notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet was not included in MHFA's current recapitalization program because Cobbet is party to a project based Section 8 contract. However, MHFA communicated that Cobbet is free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners contacted the Broker, which indicated that a private investor may be interested in a recapitalization plan for Cobbet. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements. A contribution payment of $300,000 has been offered by the Partnership to help fund the capital improvements, with $150,000 to be advanced currently and $50,000 to be advanced annually over each of the next three years. MHFA approved all of the items on the agenda and indicated a strong interest in the recapitalization of Cobbet. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. During the six months ended September 29, 2000, the Partnership advanced $30,000, which advance has been recorded as investment in local partnerships in the accompanying balance sheet as of September 29, 2000.

     The Partnership advanced $83,047 during the six months ended September 29, 2000 to 4611 South Drexel Limited Partnership to fund an operating deficit which includes making necessary capital improvements to the property. The advance has been recorded as investment in local partnerships in the accompanying balance sheet as of September 29, 2000.

     The Partnership advanced $12,867 during the six months ended September 29, 2000 to Hilltop North Associates, A Virginia Limited Partnership to fund an operating deficit which includes making necessary capital improvements to the property. The advance has been recorded as investment in local partnerships in the accompanying balance sheet as of September 29, 2000.


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2000, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2000. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2000, Registrant received cash from interest revenue, maturities/redemptions of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and advances to certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $59,000 during the six months ended September 29, 2000 (which includes a net unrealized gain on investments in bonds of approximately $11,000, amortization of net premium on investments in bonds of approximately $13,000 and accretion of zero coupon bonds of approximately $8,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2000, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2000 of $826,478 and cash distributions received from Local Partnerships of $16,675 (exclusive of distributions from Local Partnerships of $6,250 classified as other income), partially offset by advances to Local Partnerships of $125,914. Payable to general partner in the accompanying balance sheet as of September 29, 2000 represents accrued administration and management fees.

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

Registrant's operations for the three months ended September 29, 2000 and 1999 resulted in net losses of $522,950 and $320,213, respectively. The increase in the loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $217,000, resulting from an increase in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income
(loss) for the three months ended September 29, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $14,099 and $(30,248), respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $1,057,000 for the three months ended June 30, 2000 was attributable to rental and other revenue of approximately $3,891,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,980,000 and approximately $968,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $743,000 for the three months ended June 30, 1999 was attributable to rental and other revenue of approximately $3,910,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,688,000 and approximately $965,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2000 and 1999 resulted in net losses of $826,478 and $624,658, respectively. The increase in the loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $253,000, resulting from an increase in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income
(loss) for the six months ended September 29, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $10,901 and $(85,480), respectively.

The Local Partnerships' net loss of approximately $1,938,000 for the six months ended June 30, 2000 was attributable to rental and other revenue of approximately $7,824,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,826,000 and approximately $1,936,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,474,000 for the six months ended June 30, 1999 was attributable to rental and other revenue of approximately $7,763,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,308,000 and approximately $1,929,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2000, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $106,000 for the six months ended June 30, 2000 resulting from deferred unit maintenance and required capital improvements. Registrant advanced approximately $83,000 during the six months ended September 29, 2000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996. South Drexel will have generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Cityside Apartments L.P. ("Cityside") require the management agent to defer property management fees in order to avoid a default under the mortgage. Cityside reported an operating deficit of approximately $57,000 for the six months ended June 30, 2000, which includes property management fees of approximately $34,000. Payments on the mortgage and real estate taxes are current. Cityside generated approximately $29.5 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

The terms of the partnership agreement of Dunbar Limited Partnership No. 2 ("Dunbar 2") require the management agent to defer property management fees in order to avoid a default under the mortgage. Dunbar 2 reported an operating deficit of approximately $52,000 for the six months ended June 30, 2000, which includes property management fees of approximately $29,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Dunbar 2, after cumulative equity losses, became zero during the year ended March 30, 1998. Dunbar 2 generated approximately $8.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Hilltop North Associates, A Virginia Limited Partnership ("Hilltop") reported an operating deficit of approximately $17,000 for the six months ended June 30, 2000. Registrant advanced approximately $13,000 during the six months ended September 29, 2000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999. Hilltop generated approximately $6.6 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency) ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet was not included in MHFA's current recapitalization program because Cobbet is party to a project based Section 8 contract. However, MHFA communicated that Cobbet is free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners contacted the Broker, which indicated that a private investor may be interested in a recapitalization plan for Cobbet. On August 7, 2000, the General Partners of Cobbet met with MHFA to discuss future capital improvements. A contribution payment of $300,000 has been offered by Registrant to help fund the capital improvements, with $150,000 to be advanced currently and $50,000 to be advanced annually over each of the next three years. MHFA approved all of the items on the agenda and indicated a strong interest in the recapitalization of Cobbet. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. Registrant advanced $30,000 during the six months ended September 29, 2000. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits have been allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Cobbet Hill Associates Limited Partnership ("Cobbet") is unable to make the full mandatory debt service payments on its first mortgage as a result of the lender's elimination of its operating deficit loan program. The lender notified Cobbet that the lender considers such mortgages to be in default. The local general partners agreed to a plan, with modifications proposed by the lender, to recapitalize Cobbet. Although meetings have been ongoing, as of the date of this report, a plan has not been formalized.

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


Dated: November 13, 2000          /s/  Richard Paul Richman
                                  ---------------------------------------------
                                  by:  Richard Paul Richman
                                       President, Chief Executive Officer and
                                       Director of the general partner of the
                                       General Partner


Dated: November 13, 2000          /s/  Neal Ludeke
                                  ---------------------------------------------
                                  by:  Neal Ludeke
                                       Vice President and Treasurer of the
                                       general partner of the General Partner
                                       (Principal Financial and Accounting
                                       Officer of Registrant)