Form 10-Q
period 2000-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2001-02-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000
                               -----------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                         Commission file number: 0-17619
                                                 -------

                       American Tax Credit Properties L.P.
               ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         13-3458875
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                            06830
----------------------                                          ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Yes   X   No ___.
    ----

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

Balance Sheets..............................................................3

Statements of Operations....................................................4

Statements of Cash Flows....................................................5

Notes to Financial Statements...............................................7

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                          December 30,     March 30,
                                                                 Notes       2000            2000
                                                                 -----    ------------     ---------
ASSETS

Cash and cash equivalents                                                 $   112,466    $    61,363
Investments in bonds                                                 2      1,807,797      2,255,521
Investment in local partnerships                                     3      1,870,029      2,595,453
Interest receivable                                                            36,965         49,489
                                                                          -----------    -----------
                                                                          $ 3,827,257    $ 4,961,826
                                                                          ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                 $    42,847    $    52,548
   Payable to general partner                                                                74,659
                                                                          -----------    -----------
                                                                               42,847        127,207
                                                                          -----------    -----------
Commitments and contingencies                                        3

Partners' equity (deficit)

   General partner                                                            (328,736)      (318,046)
   Limited partners (41,286 units of limited partnership
     interest outstanding)                                                  4,025,045       5,083,367
   Accumulated other comprehensive income, net                       2         88,101         69,298
                                                                          -----------    -----------
                                                                            3,784,410      4,834,619
                                                                          -----------    -----------
                                                                          $ 3,827,257    $ 4,961,826
                                                                          ===========    ===========


                       See Notes to Financial Statements.

                          AMERICAN TAX CREDIT PROPERTIES L.P.
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                          Three Months    Nine Months      Three Months   Nine Months
                                             Ended          Ended             Ended         Ended
                                           December 30,   December 30,     December 30,   December 30,
                                    Notes     2000            2000             1999         1999
                                    -----  -----------    -----------    -----------    -----------
REVENUE

Interest                                   $    31,064    $   124,542    $    45,077    $   139,460
Other income from local partnerships   3                        6,250          2,475         16,225
                                           -----------    -----------    -----------    -----------
TOTAL REVENUE                                   31,064        130,792         47,552        155,685
                                           -----------    -----------    -----------    -----------

EXPENSES

Administration fees                             45,930        137,792         45,930        137,792
Management fee                                  43,877        131,611         43,877        131,611
Professional fees                               12,367         33,762         12,250         85,671
Printing, postage and other                      9,261         19,612         11,725         29,505
                                           -----------    -----------    -----------    -----------
TOTAL EXPENSES                                 111,435        322,777        113,782        384,579
                                           -----------    -----------    -----------    -----------
Loss from operations                           (80,371)      (191,985)       (66,230)      (228,894)

Equity in loss of investment in local
   partnerships                          3    (162,163)      (877,027)      (169,005)      (630,999)
                                           -----------    -----------    -----------    -----------

NET LOSS                                      (242,534)    (1,069,012)      (235,235)      (859,893)

Other comprehensive income (loss)        2       7,902         18,803        (45,673)      (131,153)
                                           -----------    -----------    -----------    -----------
COMPREHENSIVE LOSS                         $  (234,632)   $(1,050,209)   $  (280,908)   $  (991,046)
                                           ===========    ===========    ===========    ===========



NET LOSS ATTRIBUTABLE TO

   General partner                         $    (2,425)   $   (10,690)   $    (2,352)   $    (8,599)
   Limited partners                           (240,109)    (1,058,322)      (232,883)      (851,294)
                                           -----------    -----------    -----------    -----------

                                           $  (242,534)   $(1,069,012)   $  (235,235)   $  (859,893)
                                           ===========    ===========    ===========    ===========
NET LOSS per unit of limited partnership
   interest (41,286 units of limited
   partnership interest)                   $     (5.81)   $    (25.63)   $     (5.64)   $    (20.62)
                                           ===========    ===========    ===========    ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                      2000         1999
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                  $ 157,557    $ 173,013
Cash paid for
     administration fees                                            (168,590)    (140,194)
     management fee                                                 (175,472)    (175,472)
     professional fees                                               (43,552)    (130,878)
     printing, postage and other expenses                            (19,523)     (29,499)
                                                                   ---------    ---------
Net cash used in operating activities                               (249,580)    (303,030)
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                                    (243,785)     (78,481)
Cash distributions and other income from local partnerships           98,432      155,565
Investments in bonds (includes accrued interest of $482 in 2000)    (256,438)    (257,558)
Maturities/redemptions of bonds                                      702,474      550,810
                                                                   ---------    ---------
Net cash provided by investing activities                            300,683      370,336
                                                                   ---------    ---------
Net increase in cash and cash equivalents                             51,103       67,306

Cash and cash equivalents at beginning of period                      61,363       86,232
                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 112,466    $ 153,538
                                                                   =========    =========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net                $  18,803    $(131,153)
                                                                   =========    =========

See reconciliation of net loss to net cash used in operating activities on page 6.
----------------------------------------------------------------------------------


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                               2000                   1999
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                     $(1,069,012)   $  (859,893)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                            877,027        630,999
   Loss on redemption and sale of bonds                                           15,316          8,596
    Distributions from local partnerships classified as other income              (6,250)       (16,225)
   Amortization of net premium on investments in bonds                            16,958         21,127
   Accretion of zero coupon bonds                                                (12,265)       (12,265)
   Decrease in interest receivable                                                13,006         16,095
   Decrease in accounts payable and accrued expenses                              (9,701)       (66,882)
   Decrease in payable to general partner                                        (74,659)       (24,582)
                                                                             -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                        $  (249,580)   $  (303,030)
                                                                             ===========    ===========

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2000
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2000 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

2.   Investments in Bonds

     As of December 30, 2000, certain information concerning investments in bonds is as follows:

                                                           Gross          Gross
                                         Amortized      unrealized      unrealized    Estimated
    Description and maturity               cost           gains           losses      fair value
    ------------------------            -----------   -----------    -----------    -----------
Corporate debt securities
  After one year through five years     $   199,293   $     2,022    $    (9,676)   $   191,639
  After five years through ten years         26,444           985           --           27,429
                                        -----------   -----------    -----------    -----------
                                            225,737         3,007         (9,676)       219,068
                                        -----------   -----------    -----------    -----------
U.S. Treasury debt securities
  Within one year                           357,305         2,273           --          359,578
  After one year through five years         878,115        93,368           --          971,483
                                        -----------   -----------    -----------    -----------
                                          1,235,420        95,641           --        1,331,061
                                        -----------   -----------    -----------    -----------
U.S. government and agency securities
  After five years through ten years        258,539          --             (871)       257,668
                                        -----------   -----------    -----------    -----------
                                        $ 1,719,696   $    98,648    $   (10,547)   $ 1,807,797
                                        ===========   ===========    ===========    ===========


     The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by investments in bonds of approximately $257,000. As of February 12, 2001, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $34,946,143, which includes advances made to certain Local Partnerships. As of September 30, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,461,000 and accrued interest payable on such loans totaling approximately $4,205,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the nine months ended December 30, 2000, the investment in local partnerships activity consists of the following:

          Investment in local partnerships as of March 30, 2000   $ 2,595,453

          Equity in loss of investment in local partnerships         (877,027)*

          Cash distributions received from Local Partnerships        (98,432)

          Cash distributions from Local Partnerships classified        6,250
             as other income

          Advances to Local Partnerships                             243,785
                                                                  ----------
          Investment in local partnerships as of December 30,
             2000                                                 $1,870,029
                                                                  ==========

     * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,826,300 for the nine months ended September 30, 2000 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of September 30, 2000 and December 31, 1999 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2000 and 1999 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 2000 and December 31, 1999 are as follows:

                                                                     September 30,     December 31,
                                                                         2000             1999
                                                                     ------------    ------------
ASSETS

Cash and cash equivalents                                            $  1,166,907    $  1,459,390
Rents receivable                                                          183,273         301,752
Escrow deposits and reserves                                            3,147,527       3,044,082
Land                                                                    3,850,061       3,850,061
Buildings and improvements (net of accumulated depreciation of
  $43,517,295 and $40,669,508)                                         62,722,428      65,367,834

Intangible assets (net of accumulated amortization of $696,619 and
  $647,133)                                                             1,665,849       1,697,780
Other                                                                     763,212         829,251
                                                                     ------------    ------------
                                                                     $ 73,499,257    $ 76,550,150
                                                                     ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                              $  1,318,998    $  1,436,510
  Due to related parties                                                5,003,560       5,238,017
  Mortgage loans                                                       72,461,178      72,661,234
  Notes payable                                                         1,062,166       1,086,384
  Accrued interest                                                      4,205,198       3,920,983
  Other                                                                   332,482         318,438
                                                                     ------------    ------------
                                                                       84,383,582      84,661,566
                                                                     ------------    ------------
Partners' equity (deficit)

  American Tax Credit Properties L.P.
     Capital contributions, net of distributions                       34,007,214      33,975,428
     Cumulative loss                                                  (31,253,937)    (30,376,910)
                                                                     ------------    ------------
                                                                        2,753,277       3,598,518
                                                                     ------------    ------------
  General partners and other limited partners, including ATCP II
     Capital contributions, net of distributions                          485,717         509,267
     Cumulative loss                                                  (14,123,319)    (12,219,201)
                                                                     ------------    ------------
                                                                      (13,637,602)    (11,709,934)
                                                                     ------------    ------------
                                                                      (10,884,325)     (8,111,416)
                                                                     ------------    ------------
                                                                     $ 73,499,257    $ 76,550,150
                                                                     ============    ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2000 and 1999 are as follows:

                                                    Three Months    Nine Months   Three Months      Nine Months
                                                       Ended            Ended        Ended            Ended
                                                    September 30,  September 30,  September 30,     September 30,
                                                        2000            2000          1999             1999
                                                   ------------    ------------    ------------    ------------

REVENUE


Rental                                             $  3,728,380    $ 11,395,467    $  3,829,923    $ 11,472,357
Interest and other                                      102,573         259,007          59,523         180,468
                                                   ------------    ------------    ------------    ------------
TOTAL REVENUE                                         3,830,953      11,654,474       3,889,446      11,652,825
                                                   ------------    ------------    ------------    ------------

EXPENSES

Administrative                                          570,299       1,735,122         636,053       1,747,740
Utilities                                               255,164         971,902         281,540         925,395
Operating, maintenance and other                        862,696       2,703,698         814,570       2,276,434
Taxes and insurance                                     430,631       1,324,179         448,215       1,339,990
Financial (including amortization of $16,494,
    $49,486, $16,416 and $49,559)                     1,603,324       4,845,866       1,646,859       4,878,976

Depreciation                                            951,597       2,854,852         946,636       2,842,494
                                                   ------------    ------------    ------------    ------------
TOTAL EXPENSES                                        4,673,711      14,435,619       4,773,873      14,011,029
                                                   ------------    ------------    ------------    ------------
NET LOSS                                           $   (842,758)   $ (2,781,145)   $   (884,427)   $ (2,358,204)
                                                   ============    ============    ============    ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties L.P.              $   (162,163)   $   (877,027)   $   (169,005)   $   (630,999)
  General partners and other limited partners,
     including ATCP II, which includes $644,375,
     $1,826,300, $699,979 and $1,682,050 of
     Partnership loss in excess of investment          (680,595)     (1,904,118)       (715,422)     (1,727,205)
                                                   ------------    ------------    ------------    ------------
                                                   $   (842,758)   $ (2,781,145)   $   (884,427)   $ (2,358,204)
                                                   ============    ============    ============    ============

   The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for an entire operating period.

   The Partnership advanced $110,918 during the nine months ended December 30, 2000 to 4611 South Drexel Limited Partnership to fund an operating deficit, which includes making necessary capital improvements to the property. The advance has been recorded as investment in local partnerships in the accompanying balance sheet as of December 30, 2000.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The Partnership advanced $12,867 during the nine months ended December 30, 2000 to Hilltop North Associates, A Virginia Limited Partnership to fund an operating deficit, which includes making necessary capital improvements to the property. The advance has been recorded as investment in local partnerships in the accompanying balance sheet as of December 30, 2000.

     Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet was not included in MHFA's recapitalization program because Cobbet is party to a project based Section 8 contract. However, MHFA communicated that Cobbet was free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners contacted the Broker, which indicated that a private investor may be interested in a recapitalization plan for Cobbet. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements. A contribution payment of $300,000 was offered by the Partnership to help fund the capital improvements, with $150,000 to be advanced currently and $50,000 to be advanced annually over each of the next three years. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. In January 2001, MHFA notified Cobbet in writing as to whether Cobbet was willing to participate in another recapitalization plan (notwithstanding Cobbet's project based
     Section 8 contract) which MHFA may pursue and in February 2001 Cobbet replied to MHFA that it is so interested. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. As of December 30, 2000, the Partnership has advanced $120,000, all of which has been recorded as investment in local partnerships in the accompanying balance sheet as of December 30, 2000.


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2000, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2000. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2000, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and advances to certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $397,000 during the nine months ended December 30, 2000 (which includes a net unrealized gain on investments in bonds of approximately $19,000, amortization of net premium on investments in bonds of approximately $17,000 and accretion of zero coupon bonds of approximately $12,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2000, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2000 of $877,027 and cash distributions received from Local Partnerships of $92,182 (exclusive of distributions from Local Partnerships of $6,250 classified as other income), partially offset by advances to Local Partnerships of $243,785.

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

Registrant's operations for the three months ended December 30, 2000 and 1999 resulted in net losses of $242,534 and $235,235, respectively. Other comprehensive income (loss) for the three months ended December 30, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $7,902 and $(45,673), respectively.

The Local Partnerships' net loss of approximately $843,000 for the three months ended September 30, 2000 was attributable to rental and other revenue of approximately $3,831,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,706,000 and approximately $968,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $884,000 for the three months ended September 30, 1999 was attributable to rental and other revenue of approximately $3,889,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,810,000 and approximately $963,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the nine months ended December 30, 2000 and 1999 resulted in net losses of $1,069,012 and $859,893, respectively. The increase in the loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $246,000, resulting from an increase in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance, partially offset by a decrease in professional fees of approximately $52,000 incurred in 1999 in connection with Local Partnership matters. Other comprehensive income (loss) for the nine months ended December 30, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $18,803 and $(131,153), respectively.

The Local Partnerships' net loss of approximately $2,781,000 for the nine months ended September 30, 2000 was attributable to rental and other revenue of approximately $11,654,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $11,531,000 and approximately $2,904,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,358,000 for the nine months ended September 30, 1999 was attributable to rental and other revenue of approximately $11,653,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $11,119,000 and approximately $2,892,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period has been fully exhausted by virtually all of the Properties as of December 31, 1999 and is fully exhausted by all of the Properties as of December 31, 2000. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2000, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency) ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet was not included in MHFA's recapitalization program because Cobbet is party to a project based
Section 8 contract. However, MHFA communicated that Cobbet was free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners contacted the Broker, which indicated that a private investor may be interested in a recapitalization plan for Cobbet. On August 7, 2000, the General Partners of Cobbet met with MHFA to discuss future capital improvements. A contribution payment of $300,000 was offered by Registrant to help fund the capital improvements, with $150,000 to be advanced currently (which has been advanced by Registrant as of January 2001) and $50,000 to be advanced annually over each of the next three years. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. In January 2001, MHFA notified Cobbet in writing as to whether Cobbet was willing to participate in another recapitalization plan (notwithstanding Cobbet's project based Section 8 contract) which MHFA may pursue and in February 2001 Cobbet replied to MHFA that it is so interested. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits have been allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $117,000 for the nine months ended September 30, 2000 resulting from excessive vacancies. Registrant advanced approximately $111,000 during the nine months ended December 30, 2000 and payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Cityside Apartments L.P. ("Cityside") require the management agent to defer property management fees in order to avoid a default under the mortgage. Cityside reported an operating deficit of approximately $107,000 for the nine months ended September 30, 2000, which includes property management fees of approximately $51,000. Payments on the mortgage and real estate taxes are current. Cityside generated approximately $29.5 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Hilltop North Associates, A Virginia Limited Partnership ("Hilltop") reported an operating deficit of approximately $59,000 for the nine months ended September 30, 2000. Registrant advanced approximately $13,000 during the nine months ended December 30, 2000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999. Hilltop generated approximately $6.6 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

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


Dated: February 13, 2001           /s/  Richard Paul Richman
                                   ----------------------------------------
                                   by:  Richard Paul Richman
                                        President, Chief Executive Officer and
                                        Director of the general partner of the
                                        General Partner


Dated: February 13, 2001           /s/  Neal Ludeke
                                   ----------------------------------------
                                   by:  Neal Ludeke
                                        Vice President and Treasurer of the
                                        general partner of the General Partner
                                        (Principal Financial and Accounting
                                        Officer of Registrant)