Form 10-K
period 2001-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2001-06-29
CIK 830159

0


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 2001
                                    --------------

                                       OR

               []TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ____________

                                     0-17619
                                     -------
                            (Commission File Number)

                       American Tax Credit Properties L.P.
                       -----------------------------------
      (Exact name of registrant as specified in its governing instruments)

          Delaware                                            13-3458875
--------------------------------------------    -------------------------------
(State or other jurisdiction of organization)   (I.R.S. Employer Identification
                                                                           No.)
Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                           06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (203) 869-0900
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

     None                                        None
---------------------               -------------------------------------------
(Title of each Class)               (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                           Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                     (Title of Class)

------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant has no voting stock.

Documents incorporated by reference:

Part I - pages 21 through 35 and 51 through 75 of the prospectus dated May 6, 1988, as supplemented by Supplement No. 1 and Supplement No. 2 dated August 11, 1988 and September 20, 1988, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.

                                     PART I

Item 1.     Business

Formation


American Tax Credit Properties L.P. ("Registrant"), a Delaware limited partnership, was formed on February 12, 1988 to invest primarily in leveraged 4low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant invested in nineteen such Properties including one Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the "Historic Rehabilitation Tax Credit"). Registrant considers its activity to constitute a single industry segment.

Richman Tax Credit Properties L.P. (the "General Partner"), a Delaware limited partnership, was formed on February 10, 1988 to act as the general partner of Registrant. The general partners of the General Partner are Richard Paul Richman and Richman Tax Credit Properties Inc. ("Richman Tax"), a Delaware corporation that is wholly-owned by Richard Paul Richman. Richman Tax is an affiliate of The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000 and Economic Growth and Tax Relief Reconciliation Act of 2001 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.      Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period has been fully exhausted by all of the Properties as of December 31, 2000. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. In April 1997, B & V, Ltd. ("B & V") suffered its final event of recapture of Low-income Tax Credits due to a hurricane which substantially damaged the property owned by such Local Partnership and the failure of the property to be fully-rebuilt, primarily due to the non-performance of the insurance company and the resulting foreclosure action taken by the lender. In May 1998, B & V Phase I, Ltd. ("B & V Phase I") suffered an event of recapture of Low-income Tax Credits resulting from the same hurricane and a resulting foreclosure. Due to delays in the reconstruction of the complex, B & V Phase I was unable to comply with the terms of its agreement with the lender. In April 1998, Erie Associates Limited Partnership ("Erie") suffered an event of recapture as a result of a foreclosure sale directed by the lender, due to accumulated arrearages under the terms of the mortgage.

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

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 5). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in both a lower rent subsidy and lower mandatory debt service with no anticipated adverse impact to the operating results of the Properties.

                                                                         Mortgage loans
Name of Local Partnership                   Number                         payable as of       Subsidy
Name of apartment complex                   of rental     Capital          December 31,        (see
Apartment complex location                  units        contribution       2000               Footnotes)
--------------------------                  ----------   ------------    ---------------      ----------

4611 South Drexel Limited Partnership
South Drexel Apartments
Chicago, Illinois                               44       $  649,643       $1,322,244            (1c)

B & V, Ltd.
Homestead Apartments
Homestead, Florida                             158        2,050,795(3)         -- (3)

B & V Phase I, Ltd.
Gardens of Homestead
Homestead, Florida                              97          140,000(3)         -- (3)

Blue Hill Housing Limited Partnership
Blue Hill Housing
Grove Hall, Massachusetts                      144        4,506,082        6,431,587            (1a)

Cityside Apartments, L.P.
Cityside Apartments
Trenton, New Jersey                            126        6,098,988        7,569,351            (1a)

Cobbet Hill Associates Limited
Partnership
Cobbet Hill Apartments                         117        5,060,942       13,865,213          (1a&b)
Lynn, Massachusetts

Dunbar Limited Partnership
Spring Grove Apartments
Chicago, Illinois                              100        1,518,229        3,962,219          (1a&e)

Dunbar Limited Partnership No. 2
Park View Apartments
Chicago, Illinois                              102        1,701,849        4,538,307          (1a&e)

Erie Associates Limited Partnership
Erie Apartments                                 18          755,737(3)         -- (3)
Springfield, Massachusetts

Federal Apartments Limited Partnership
Federal Apartments
Fort Lauderdale, Florida                        164       2,832,224        5,033,037            (1a)

Golden Gates Associates
Golden Gates
Brooklyn, New York                               85         879,478        4,580,629            (1b)

Grove Park Housing, A California Limited
Partnership Grove Park Apartments
Garden Grove, California                        104       1,634,396        6,807,072            (1a)

                                                                         Mortgage loans
Name of Local Partnership                   Number                         payable as of       Subsidy
Name of apartment complex                   of rental     Capital          December 31,        (see
Apartment complex location                  units        contribution       2000               Footnotes)
--------------------------                  ----------   ------------    ---------------      ----------
Gulf Shores Apartments Ltd.
Morgan Trace Apartments
Gulf Shores, Alabama                           50        $   352,693          $1,479,818          (1b)

Hilltop North Associates, A Virginia
Limited Partnership
Hilltop North Apartments
Richmond, Virginia1                            60          1,470,734           3,215,052          (1a)

Madison-Bellefield Associates
Bellefield Dwellings
Pittsburgh, Pennsylvania                      158          1,047,744           3,318,389          (1a)

Pine Hill Estates Limited Partnership
Pine Hill Estates
Shreveport, Louisiana                         110            613,499           2,261,644        (1a&d)

Santa Juanita Limited Dividend
Partnership L.P.
Santa Juanita Apartments                       45            313,887(2)        1,456,361       (1a&b)
Bayamon, Puerto Rico

Vista del Mar Limited Dividend
Partnership L.P.
Vista del Mar Apartments
Fajardo, Puerto Rico                          152          3,097,059           5,197,534       (1a&b)

Winnsboro Homes Limited Partnership
Winnsboro Homes
Winnsboro, Louisiana                           50            289,730           1,133,650       (1a&d)
                                                           ---------         -----------

                                                         $35,013,709         $72,172,107
                                                         ===========         ===========

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

       (e) The Local Partnership has entered into a restructuring agreement of its Section 8 contracts and debt structure under applicable HUD guidelines.

   (2)  Reflects amount attributable to Registrant only.

   (3) The property was lost through lender's foreclosure. The Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheets of the Local Partnerships as of December 31, 2000 and 1999 in Note 5 to the financial statements.

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

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Security Holder
            Matters

Market Information and Holders


There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2001 was 2,334, holding 41,286 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant's Units) are provided to Merrill Lynch by independent valuation services. These estimated values are based on financial and other information available to the independent services (i) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and (ii) on March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2001 and 2000.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2000 and 1999 and the cumulative Tax Credits, net of recaptured Low-income Tax Credits, allocated from inception through December 31, 2000 are as follows:

                                              Historic                  Net
                                           Rehabilitation           Low-income
                                            Tax Credits             Tax Credits
                                            -----------             -----------
       Tax year ended December 31,       $      --               $      2.57
       2000
       Tax year ended December 31,              --                     47.13
       1999

       Cumulative totals                 $     71.88             $  1,454.28

Registrant has generated total Tax Credits from investments in Local Partnerships of approximately $1,526 per Unit through December 31, 2000, net of circumstances which have given rise to, and notwithstanding future circumstances which may give rise to, recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties has been fully exhausted as of December 31, 2000.

Item 6.     Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.


                                                                 Years Ended March 30,
                                    ------------------------------------------------------------------------
                                       2001          2000          1999           1998             1997
                                    ----------     ---------     ----------     -----------      -----------
Interest and other  revenue      $    187,488      $   207,610    $  249,174   $   261,201    $   259,193
                                 ============      ===========    ==========   ===========    ===========

Equity in loss of investment     $ (1,227,326)     $(1,075,642)  $(2,262,176)  $(1,484,136)   $(2,049,756)
                                 ============      ===========   ===========   ===========    ===========
  in local partnerships

Net loss                         $ (1,468,424)     $(1,370,463)  $(2,543,362)  $(1,684,224)   $(2,384,219)
                                 ============      ===========   ===========   ===========    ===========

Net loss per unit of  limited
partnership interest             $     (35.21)     $    (32.86)  $    (60.99)  $    (40.39)   $    (57.17)
                                 ============      ===========   ===========   ===========    ===========


                                                                  As of March 30,
                                   ------------------------------------------------------------------------
                                       2001          2000          1999           1998               1997
                                   ----------     ---------     ----------     -----------      -----------
Total assets                     $3,537,540        $4,961,826    $6,478,405    $9,011,845       $10,611,961
                                 ==========        ==========    ==========    ==========       ===========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity

Registrant admitted limited partners in two closings with aggregate limited partners' capital contributions of $41,286,000. In connection with the offering of the sale of units, Registrant incurred organization and offering costs of approximately $4,781,000 and established a working capital reserve of approximately $2,271,000. The remaining net proceeds of approximately $34,234,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") that own low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"); one Local Partnership owns a Property that also qualifies for the historic rehabilitation tax credit in accordance with Section 48 (g) of the Internal Revenue Code of 1986. The Net Proceeds were utilized in acquiring an interest in nineteen Local Partnerships.

As of March 30, 2001, Registrant has cash and cash equivalents and investments in bonds totaling $1,904,979, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2001, Registrant's investments in bonds represent corporate bonds of $229,411, U.S. Treasury bonds of $1,331,548 and U.S. government agency bonds of $266,431 with various maturity dates ranging from 2001 to 2007. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2001, Registrant received cash from interest revenue, redemptions/maturities and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and advances to certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $412,000 during the year ended March 30, 2001 (which includes a net unrealized gain on investments in bonds of approximately $40,000, the amortization of net premium on investments in bonds of approximately $22,000 and the accretion of zero coupon bonds of approximately $16,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2000 of $1,227,326 and cash distributions received from Local Partnerships of $92,182 (exclusive of distributions from Local Partnerships of $27,475 classified as other income), partially offset by investments in Local Partnerships of $311,351. Payable to general partner in the accompanying balance sheets as of March 30, 2001 and 2000 represents accrued management and administration fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is generally recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership, except to the extent that Registrant has an outstanding commitment to fund future amounts on behalf of a Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of those Local Partnerships still operating as of the dates indicated, irrespective of Registrant's investment balances.

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

Registrant's operations for the years ended March 30, 2001, 2000 and 1999 resulted in net losses of $1,468,424, $1,370,463 and $2,543,362, respectively. The decrease in net loss from 1999 to 2000 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $1,187,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in Cityside Apartments, L.P. and Hilltop North Associates, A Virginia Limited Partnership ("Hilltop") during the year ended March 30, 1999 by $596,586 and $423,919, respectively, (ii) gains resulting from foreclosure actions in connection with B & V Phase I, Ltd. ("B & V Phase I") and Erie Associates Limited Partnership ("Erie") and (iii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' loss from operations of approximately $3,610,000 for the year ended December 31, 2000 includes depreciation and amortization expense of approximately $3,906,000 and interest on non-mandatory debt of approximately $674,000, and does not include principal payments on permanent mortgages of approximately $770,000. The Local Partnerships' loss from operations of approximately $3,320,000 for the year ended December 31, 1999 includes depreciation and amortization expense of approximately $3,868,000 and interest on non-mandatory debt of approximately $665,000, and does not include principal payments on permanent mortgages of approximately $724,000. The Local Partnerships' loss from operations of approximately $3,608,000 for the year ended December 31, 1998 includes depreciation and amortization expense of approximately $3,891,000 and interest on non-mandatory debt of approximately $610,000, and does not include principal payments on permanent mortgages of approximately $621,000. The results of operations of the Local Partnerships for the year ended December 31, 2000 are not necessarily indicative of the results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period has been fully exhausted by all of the Properties as of December 31, 2000. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships'
Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in both a lower rent subsidy and lower mandatory debt service with no anticipated adverse impact to the operating results of the Properties.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2000, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Hilltop North Associates, A Virginia Limited Partnership ("Hilltop") reported an operating deficit of approximately $110,000 for the year ended December 31, 2000. Due to ongoing operating deficits, the Local General Partner approached Registrant concerning the co-funding of such deficits. As of March 30, 2001, Registrant has advanced approximately $56,000, of which approximately $13,000 was advanced during the year then ended. The Local General Partner has been conducting discussions with the local housing authority and HUD in an effort to resolve what the Local General Partner considers to be excessive tenant, maintenance and other requirements placed on the Property by the local housing authority which have resulted in unduly high levels of operating expenses. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hilltop, after cumulative equity losses and an adjustment to the investment's carrying value, became zero during the year ended March 30, 1999. Hilltop generated approximately $6.6 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency) ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet was not included in MHFA's recapitalization program because Cobbet is party to a project based
Section 8 contract. However, MHFA communicated that Cobbet was free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners contacted the Broker, which indicated that a private investor may be interested in a recapitalization plan for Cobbet. On August 7, 2000, the General Partners of Cobbet met with MHFA to discuss future capital improvements. A contribution payment of $300,000 was offered by Registrant to help fund the capital improvements, with $150,000 to be advanced currently (all of which has been advanced by Registrant as of March 30, 2001) and $50,000 to be advanced annually over each of the next three years. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. In January 2001, MHFA notified Cobbet in writing as to whether Cobbet was willing to participate in another recapitalization plan (notwithstanding Cobbet's project based Section 8 contract) which MHFA may pursue and in February 2001 Cobbet replied to MHFA that it is so interested. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits have been allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $237,000 for the year ended December 31, 2000 due to high vacancies resulting from deferred unit maintenance and required capital improvements. As of March 30, 2001, Registrant has advanced approximately $297,000, of which approximately $148,000 was advanced during the year then ended, and it is expected that Registrant will make additional advances to make needed capital improvements to the property in an effort to achieve stabilized occupancy. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Grove Park Housing, A California Limited Partnership ("Grove Park") reported an operating deficit of approximately $42,000 for the year ended December 31, 2000 due to declining occupancy resulting from deferred unit maintenance and required capital improvements. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995. Grove Park generated approximately $7.6 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8.     Financial Statements and Supplementary Data


                                Table of Contents

                                                                       Page


Independent Auditors' Report.............................................14

Balance Sheets...........................................................15

Statements of Operations.................................................16

Statements of Changes in Partners' Equity (Deficit)......................17

Statements of Cash Flows.................................................18

Notes to Financial Statements............................................20




No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report



To the Partners
American Tax Credit Properties L.P.

      We have audited the accompanying balance sheets of American Tax Credit Properties L.P. as of March 30, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2001. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2001, in conformity with generally accepted accounting principles.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
May 17, 2001

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2001 AND 2000



                                               Notes      2001          2000
                                               -----     -------       -------

ASSETS

Cash and cash equivalents                       3,9     $  77,589     $  61,363
Investments in bonds                           4,5,8,9  1,827,390     2,255,521
Investment in local partnerships                5,8     1,587,296     2,595,453
Interest receivable                              9         45,265        49,489
                                                       ----------     ---------

                                                       $3,537,540    $4,961,826
                                                       ==========    ==========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses                   $  56,896     $  52,548
Payable to general partner and affiliates       6,8        74,664        74,659
                                                        ---------     ---------
                                                          131,560       127,207
                                                        ---------     ---------
Commitments and contingencies                   5,8

Partners' equity (deficit)                      2,4

  General partner                                        (332,730)     (318,046)
  Limited partners (41,286 units of limited
   partnership interest outstanding)                    3,629,627     5,083,367
  Accumulated other comprehensive income, net             109,083        69,298
                                                        ---------     ---------
                                                        3,405,980     4,834,619
                                                        ---------     ---------
                                                       $3,537,540    $4,961,826
                                                        ==========   ==========

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED MARCH 30, 2001, 2000 and 1999



                                                    Notes            2001               2000            1999
                                                    -----            ----               ----            ----

REVENUE

Interest                                                        $    160,013        $   185,135        $   225,936
Other income from local partnerships                                  27,475             22,475             23,238
                                                                ------------       ------------       ------------

TOTAL REVENUE                                                        187,488            207,610            249,174
                                                                 -----------        -----------        -----------

EXPENSES

Administration fees                                    6,8           183,723            183,723            183,723
Management fee                                         6,8           175,466            175,466            175,466
Professional fees                                                     47,155            103,141            133,265
Printing, postage and other                                           22,242             40,101             37,906
                                                                  -----------        -----------        -----------
TOTAL EXPENSES                                                       428,586            502,431            530,360
                                                                  -----------        -----------        -----------
Loss from operations                                               (241,098)           (294,821)          (281,186)

Equity in loss of investment in                          5
local partnerships                                                (1,227,326)        (1,075,642)        (2,262,176)
                                                                  -----------        -----------        -----------
NET LOSS
                                                                  (1,468,424)        (1,370,463)        (2,543,362)

Other comprehensive income (loss)                        4            39,785           (137,764)           (26,376)
                                                                  -----------        -----------        -----------
COMPREHENSIVE LOSS                                              $ (1,428,639)       $(1,508,227)       $(2,569,738)
                                                                  ===========        ===========        ===========


NET LOSS ATTRIBUTABLE TO                                 2

   General partner                                              $    (14,684)       $   (13,705)       $   (25,434)
   Limited partners
                                                                  (1,453,740)        (1,356,758)        (2,517,928)
                                                                  -----------        -----------        -----------
                                                                $ (1,468,424)       $(1,370,463)       $(2,543,362)
                                                                  ===========        ===========        ===========


NET LOSS per unit of limited partnership
   interest (41,286 units of
   limited partnership interest)                                $     (32.86)       $    (35.21)       $    (60.99)
                                                                  ===========        ===========        ==========





                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES L.P.
             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

                  YEARS ENDED MARCH 30, 2001, 2000 and 1999



                                                                  Accumulated
                                                                     Other
                                                                 Comprehensive
                                     General      Limited        Income (Loss),
                                     Partner      Partners           Net          Total
                                  ------------   ---------      -------------  --------
Partners' equity (deficit),       $  (278,907)   $ 8,958,053    $   233,438    $ 8,912,584
March 30, 1998
Net loss                                                                        (2,543,362)
Other comprehensive loss, net         (25,434)    (2,517,928)       (26,376)       (26,376)
                                  -----------    -----------    -----------    -----------

Partners' equity (deficit),
March 30, 1999                       (304,341)     6,440,125        207,062      6,342,846

Net loss                              (13,705)    (1,356,758)                   (1,370,463)
                                  -----------    -----------    -----------    -----------
Other comprehensive loss, net                                      (137,764)      (137,764)
                                  -----------    -----------    -----------    -----------
Partners' equity (deficit),
March 30, 2000                       (318,046)     5,083,367         69,298      4,834,619

Net loss                              (14,684)    (1,453,740)                   (1,468,424)

Other comprehensive income, net                                      39,785         39,785
                                   -----------    -----------    -----------   ------------
Partners' equity (deficit),
March 30, 2001                    $  (332,730)   $ 3,629,627    $   109,083    $ 3,405,980
                                   ===========    ===========    ===========    ===========




                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED MARCH 30, 2001, 2000 and 1999


                                                                     2001           2000           1999
                                                                ------------   ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                               $ 186,117      $ 212,384      $ 244,449
Cash paid for
   administration fees                                           (183,718)      (160,665)      (183,723)
   management fee                                                (175,466)      (175,466)      (175,466)
   Professional fees                                              (44,745)      (136,751)       (96,965)
   Printing, postage and other expenses                           (20,304)       (37,901)       (37,908)
                                                                ----------     ----------     ----------

Net cash used in operating activities                            (238,116)      (298,399)      (249,613)
                                                                ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                        119,657        161,815         23,238
Investment in local partnerships                                 (311,351)      (181,536)
Investments in bonds (includes accrued interest                  (256,438)      (257,559)      (260,814)
of $482, $0 and $386)
Maturity/redemption and sale of bonds                             702,474        550,810        184,990
                                                                ---------      ---------      ---------
Net cash provided by (used in) investing activities               254,342        273,530        (52,586)
                                                                ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents               16,226        (24,869)      (302,199)

Cash and cash equivalents at beginning of year                     61,363         86,232        388,431
                                                                ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  77,589      $  61,363      $  86,232
                                                                =========      =========      =========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net             $  39,785      $(137,764)     $ (26,376)
                                                                =========      =========      =========
--------------------------------------------------------------------------------------------------------

See reconciliation of net loss to net cash used in operating activities on page 19.

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  YEARS ENDED MARCH 30, 2001, 2000 and 1999

                                                                                 2001                  2000             1999
                                                                            -----------          ------------       -----------
RECONCILIATION OF NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES

Net loss                                                                    $(1,468,424)          $(1,370,463)      $(2,543,362)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local partnerships                          1,227,326             1,075,642         2,262,176
  Loss on redemption and sale of bonds                                           15,316                 8,596
  Distributions from local partnerships classified as other income              (27,475)              (22,475)          (23,238)
  Amortization of net premium on investments in bonds                            22,361                27,461            37,667
  Accretion of zero coupon bonds                                                (16,279)              (16,324)          (16,279)
  Decrease (increase) in interest receivable                                      4,706                 7,516            (2,875)
  Increase (decrease) in accounts payable and accrued expenses                    4,348               (39,150)           36,298
  Increase in due to general partner and affiliates                                   5                30,798
                                                                            -----------           -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                                       $  (238,116)          $  (298,399)      $  (249,613)
                                                                            ===========           ===========       ===========



                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2001, 2000 and 1999

1. Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties L.P. (the "Partnership") was formed on February 12, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on August 19, 1988. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership has invested in one Property that also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties L.P. (the "General Partner") was formed on February 10, 1988 to act as a general partner of the Partnership.

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

Investment in Local Partnerships

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is generally recognized to the extent of the Partnership's investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership, except to the extent that the Partnership has an outstanding commitment to fund future amounts on behalf of a Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.

The Partnership regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management (which contemplates remaining Low-income Tax Credits and estimated residual value, among other things), the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)

                          MARCH 30, 2001, 2000 and 1999


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

Reclassifications

Certain prior year Local Partnership balances in Note 5 have been reclassified to conform to the current year presentation.


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


3. Cash and Cash Equivalents

As of March 30, 2001, the Partnership has $77,589 in cash and cash equivalents that are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 and 1999


4. Investments in Bonds

The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances that may arise in connection with the Local Partnerships. Such bonds include $257,801 restricted in connection with a Local Partnership's outstanding letter of credit (see Note
8). Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

As of March 30, 2001, certain information concerning investments in bonds is as follows:


                                                             Gross                 Gross             Estimated
                                                           unrealized           unrealized              fair
 Description and maturity              Amortized             gains               losses                 value
 ------------------------             ----------           ----------           ----------           ----------
 Corporate debt securities
 After one year through               $  198,946           $    3,529           $     --             $  202,475
 five years
 After five years through
ten years                                 25,330                1,606                 --                 26,936
                                      ----------           ----------           ----------           ----------
                                         224,276                5,135                 --                229,411
                                      ----------           ----------           ----------           ----------

U.S. Treasury debt
securities Within one year               599,544               15,043                 --                614,587
 After one year through
five years                               631,934               85,027                 --                716,961
                                      ----------           ----------           ----------           ----------

                                       1,231,478              100,070                 --              1,331,548
                                      ----------           ----------           ----------           ----------

U.S. government and agency
securities
 After five years through
ten years                                262,553                3,878                 --                266,431
                                      ----------           ----------           ----------           ----------
                                      $1,718,307           $  109,083           $     --             $1,827,390
                                      ==========           ==========           ==========           ==========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 and 1999


4.  Investments in Bonds (continued)


As of March 30, 2000, certain information concerning investments in bonds is as follows:


                                                                   Gross               Gross
                                           Amortized            unrealized           unrealized             Estimated
 Description and maturity                   cost                   Gains               losses              fair value

 Corporate debt securities
  After one year through five years         354,221           $     2,132           $    (1,648)          $   354,705
  After five years through ten years        337,440                   120                (5,295)              332,265
                                          ---------           -----------           -----------           -----------

                                            691,661                 2,252                (6,943)              686,970
                                          ---------           -----------           -----------           -----------

U.S. Treasury debt
 securities Within one year                 257,000                  --                    (441)              256,559
 After one year through five years          991,288                94,361                  --               1,085,649
                                          ---------           -----------           -----------           -----------

                                          1,248,288                94,361                  (441)            1,342,208
                                          ---------           -----------           -----------           -----------

U.S. government and agency securities
 After five years through ten years         246,274                  --                 (19,931)              226,343
                                          ---------           -----------           -----------           -----------

                                          2,186,223           $    96,613           $   (27,315)          $ 2,255,521
                                          =========           ===========           ===========           ===========


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5. Investment in Local Partnerships

As of March 30, 2001, the Partnership owns a limited partnership interest in the following Local Partnerships:

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $35,013,709, which includes advances to certain Local Partnerships. As of December 31, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,172,000 and accrued interest payable on such loans totaling approximately $4,326,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $2,283,151, $2,187,634 and $2,305,457 for the years ended December 31, 2000,
1999 and 1998, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 and 1999


5. Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2000 and 1999 are as follows:



                                                                       2000                        1999
                                                                 ------------                ------------
ASSETS

Cash and cash equivalents                                        $  1,074,364                $  1,459,390
Rents receivable                                                      273,522                     301,752
Escrow deposits and reserves                                        2,848,934                   3,044,082
Land                                                                3,850,061                   3,850,061
Buildings and improvements (net of accumulated
  depreciation of $44,487,757 and $40,669,508)                     62,267,223                  65,367,834

Intangible assets (net of accumulated
  amortization of $713,563 and $647,133)                            1,631,350                   1,697,780
Other assets                                                        1,052,996                     829,251
                                                                 ------------                ------------

                                                                 $ 72,998,450                $ 76,550,150
                                                                 ============                ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                          $  1,229,514                $  1,436,510
  Due to related parties                                            5,611,676                   5,238,017
  Mortgage loans                                                   72,172,107                  72,661,234
  Notes payable                                                     1,058,608                   1,086,384
  Accrued interest                                                  4,326,235                   3,920,983
  Other liabilities                                                   335,650                     318,438
                                                                 ------------                ------------
                                                                   84,733,790                  84,661,566
                                                                 ------------                ------------

Partners' equity (deficit)

  American Tax Credit Properties L.P.
   Capital contributions, net of distributions                     34,079,578                  33,975,428
   Cumulative loss                                                (31,604,236)                (30,376,910)
                                                                 ------------                ------------

                                                                    2,475,342                   3,598,518
                                                                 ------------                ------------
  General partners and other limited partners,
  including ATCP II
   Capital contributions, net of distributions                        391,416                     509,267
   Cumulative loss                                                (14,602,098)                (12,219,201)
                                                                 ------------                ------------


                                                                  (14,210,682)                (11,709,934)
                                                                 ------------                ------------

                                                                  (11,735,340)                 (8,111,416)
                                                                 ------------                ------------
                                                                 $ 72,998,450                $ 76,550,150
                                                                 ============                ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 and 1999


5.  Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                2000                    1999                    1998
                                            ------------             ------------             ------------
REVENUE
Rental                                      $ 15,228,268             $ 15,259,179             $ 15,161,189
Interest and other                               421,752                  381,424                  288,163
                                            ------------             ------------             ------------

Total Revenue                                 15,650,020               15,640,603               15,449,352
                                            ------------             ------------             ------------

EXPENSES

Administrative                                 2,473,170                2,382,660                2,309,273
Utilities                                      1,303,193                1,264,440                1,289,871
Operating and maintenance                      3,444,099                3,177,835                3,308,590
Taxes and insurance                            1,834,841                1,770,920                1,815,618
Financial                                      6,298,606                6,497,506                6,443,464
Depreciation and Amortization                  3,906,334                3,867,536                3,890,785
                                            ------------             ------------             ------------

Total Expenses                                19,260,243               18,960,897               19,057,601
                                            ------------             ------------             ------------

LOSS FROM OPERATIONS BEFORE
  EXTRAORDINARY ITEM
                                              (3,610,223)              (3,320,294)              (3,608,249)
                                            ------------             ------------             ------------
Extraordinary gain on
  extinguishment of debt                                                                         3,171,629
                                            ------------             ------------             ------------

NET LOSS                                    $ (3,610,223)            $ (3,320,294)            $   (436,620)
                                            ============             ============             ============


NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties            $ (1,227,326)            $ (1,075,642)            $ (1,241,671)
  L.P
  General partners and other
     limited partners,
     including ATCP  II,
     which includes
     specially  allocated
     items of net revenue
     to certain general
     partners of $0,
     $8,273 and $2,905,824,
     and Partnership  loss in
     excess of investment
     of $2,283,151,
     $2,187,634 and $2,305,457                (2,382,897)              (2,224,652)                 805,051
                                            ------------             ------------             ------------
                                            $ (3,610,223)            $ (3,320,294)            $   (436,620)
                                            ============             ============             ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 and 1999


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2001 is as follows:




                                                                                                     Cash
                                    Investment in                           Partnership's        distributions
                                       Local            Investments         equity in loss          received
                                    Partnership       during the year         for the year       during the year
                                    balance as of          ended               ended                 ended
                                       March 30,          March 30,         December  31,            March 30,
Name of Local Partnership               2000                2001                2000                   2001
-------------------------           -------------     ---------------       --------------       -----------
4611 South Drexel Limited
  Partnership                         $        --         $   148,484          $  (148,484)(2)   $        --
Blue Hill Housing Limited
  Partnership                           1,429,239                  --             (162,968)          (75,507)
Cityside Apartments, L.P.                 389,881                  --             (389,881)(2)            --
Cobbet Hill Associates Limited
  Partnership                                  --             150,000             (300,000)(3)            --
Dunbar Limited Partnership                     --                  --                   -- (1)        (2,500)
Dunbar Limited Partnership No. 2
                                               --                  --                   -- (1)        (2,500)
Federal Apartments Limited
  Partnership                                  --                  --                   -- (1)        (5,000)
Golden Gates Associates                        --                  --                   -- (1)        (2,500)
Grove Park Housing, A California
  Limited Partnership
                                               --                  --                   -- (1)            --
Gulf Shores Apartments Ltd.                    --                  --                   -- (1)        (2,475)
Hilltop North Associates, A
  Virginia Limited Partnership                 --              12,867              (12,867)(2)            --
Madison-Bellefield Associates
                                          606,794                  --              (89,398)          (16,675)
Pine Hill Estates Limited
  Partnership                                  --                  --                   -- (1)       (10,000)
Santa Juanita Limited Dividend
  Partnership L.P.                         80,056                  --              (34,245)               --
Vista del Mar Limited Dividend
  Partnership L.P.                         89,483                  --              (89,483)(2)            --
Winnsboro Homes Limited Partnership                                --                   -- (1)        (2,500)
                                    -------------     ---------------       --------------       -----------
                                      $ 2,595,453           $ 311,351          $(1,227,326)      $  (119,657)
                                    =============     ===============       ==============       ===========





                                           Cash
                                       distributions
                                       classified as         Investment in
                                       other income              Local
                                        during the year       Partnership
                                           ended            balance as of
                                           March 30,            March 30,
Name of Local Partnership                   2001                  2001
-------------------------               -----------          -----------
4611 South Drexel Limited
  Partnership                           $        --          $        --
Blue Hill Housing Limited
  Partnership                                    --            1,190,764
Cityside Apartments, L.P.                        --                   --
Cobbet Hill Associates Limited
  Partnership                                    --             (150,000)(3)
Dunbar Limited Partnership                    2,500                   --
Dunbar Limited Partnership No. 2              2,500                   --
Federal Apartments Limited
  Partnership                                 5,000                   --
Golden Gates Associates                       2,500                   --
Grove Park Housing, A California
  Limited Partnership                            --                   --
Gulf Shores Apartments Ltd.                   2,475                   --
Hilltop North Associates, A
  Virginia Limited Partnership                   --                   --
Madison-Bellefield Associates                    --              500,721
Pine Hill Estates Limited
  Partnership                                10,000                   --
Santa Juanita Limited Dividend
  Partnership L.P.                               --               45,811
Vista del Mar Limited Dividend
  Partnership L.P.                               --                   --
Winnsboro Homes Limited Partnership           2,500                   --
                                        -----------          -----------
                                        $    27,475          $ 1,587,296
                                        ===========          ============



(1) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3) The Partnership's investment balance is negative as a result of an outstanding commitment of the Partnership on behalf of the Local Partnership (see Note 1).

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 and 1999


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2000 is as follows:


                                                                                                                 Cash
                                     Investment in                                                           distributions
                                         Local              Investments               Partnership's            received
                                      Partnership         during the year           equity in loss for        during the
                                     balance as of            ended                   the year ended          year ended
                                        March 30,            March 30,                   March 30,              March 30,
Name of Local Partnership               1999                  2000                         2000                   2000
-------------------------             -----------    -----------------                   -----------         -----------
4611 South Drexel Limited
  Partnership                         $        --          $   138,193              $      (138,193)(2)    $          --
Blue Hill Housing Limited
  Partnership                           1,702,762                   --                     (139,183)            (134,340)
Cityside Apartments, L.P.                 805,694                   --                     (415,813)                  --
Cobbet Hill Associates Limited
  Partnership                                  --                   --                            --(1)               --
Dunbar Limited Partnership                     --                   --                            --(1)           (2,500)
Dunbar Limited Partnership No. 2
                                               --                   --                            --(1)           (2,500)
Federal Apartments Limited
  Partnership                                  --                   --                            --(1)           (2,500)
Golden Gates Associates                        --                   --                            --(1)               --
Grove Park Housing, A California
  Limited Partnership                          --                   --                            --(1)               --

Gulf Shores Apartments Ltd.                    --                   --                            --(1)           (2,475)
Hilltop North Associates, A
  Virginia Limited Partnership                 --               43,343                      (43,343)(2)               --
Madison-Bellefield Associates             668,494                   --                      (56,700)              (5,000)
Pine Hill Estates Limited
  Partnership                                  --                   --                            --(1)          (10,000)
Santa Juanita Limited Dividend
  Partnership L.P.                         97,313                   --                      (17,257)                  --
Vista del Mar Limited Dividend
  Partnership L.P.                        354,636                   --                     (265,153)                  --
Winnsboro Homes Limited Partnership            --                   --                            --(1)           (2,500)
                                      -----------    -----------------                   -----------         -----------
                                      $ 3,628,899    $         181,536                  $(1,075,642)         $  (161,815)
                                      ===========    =================                   ===========         ===========


                                        Cash
                                     distributions
                                      classified as        Investment in
                                      other income            Local
                                      during the year      Partnership
                                        ended              balance as of
                                       March 30,             March 30,
Name of Local Partnership                2000                  2000
-------------------------              -----------   ---------------
4611 South Drexel Limited
  Partnership                          $        --   $            --
Blue Hill Housing Limited
  Partnership                                   --         1,429,239
Cityside Apartments, L.P.                       --           389,881
Cobbet Hill Associates Limited
  Partnership                                   --                --
Dunbar Limited Partnership                   2,500                --
Dunbar Limited Partnership No. 2             2,500                --

Federal Apartments Limited
  Partnership                                2,500                --
Golden Gates Associates                         --                --
Grove Park Housing, A California
  Limited Partnership                           --                --

Gulf Shores Apartments Ltd.                  2,475                --
Hilltop North Associates, A
  Virginia Limited Partnership                  --                --
Madison-Bellefield Associates                   --           606,794
Pine Hill Estates Limited
  Partnership                               10,000                --
Santa Juanita Limited Dividend
  Partnership L.P.                              --            80,056
Vista del Mar Limited Dividend
  Partnership L.P.                              --            89,453
Winnsboro Homes Limited Partnership          2,500                --
                                       -----------   ---------------
                                       $    22,475   $     2,595,453
                                       ===========   ===============



(1) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 and 1999


5. Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2000 is as follows:


                                               Mortgage loans                             Buildings and         Accumulated
Name of Local Partnership                         payable                Land             improvements         depreciation
-------------------------                      --------------        -------------        -------------        -------------
4611 South Drexel Limited Partnership           $   1,322,244        $      64,408        $   1,851,813        $    (684,767)
Blue Hill Housing Limited Partnership               6,431,587              111,325           10,902,347           (4,217,863)
Cityside Apartments, L.P.                           7,569,351              131,591           13,786,099           (5,685,545)
Cobbet Hill Associates Limited
  Partnership                                      13,865,213           16,303,843              504,683           (7,146,551)
Dunbar Limited Partnership                          3,962,219              117,126            6,007,797           (2,457,220)
Dunbar Limited Partnership No. 2                    4,538,307              131,920            6,650,515           (2,816,617)
Federal Apartments Limited Partnership              5,033,037              279,750            8,494,841           (3,641,161)
Golden Gates Associates                             4,580,629               29,585            5,821,145           (2,627,388)
Grove Park Housing, A California
  Limited Partnership                               6,807,072              956,952            7,676,667           (3,102,688)
Gulf Shores Apartments Ltd.                         1,479,818              172,800            1,750,427             (789,029)
Hilltop North Associates, A Virginia
  Limited Partnership                               3,215,052              240,514            5,008,146           (1,715,765)
Madison-Bellefield Associates                       3,318,389              245,000            5,692,853           (2,542,653)
Pine Hill Estates Limited Partnership               2,261,644               40,000            3,911,100           (1,647,847)
Santa Juanita Limited Dividend
  Partnership L.P.                                  1,456,361              228,718            2,363,130             (933,383)
Vista del Mar Limited Dividend                      5,197,534              565,689            8,709,405           (3,739,416)
  Partnership L.P.
Winnsboro Homes Limited Partnership                 1,133,650               30,000            1,824,852             (739,864)
                                               --------------        -------------        -------------        -------------

                                                $  72,172,107        $   3,850,061        $ 106,754,980        $ (44,487,757)
                                               ==============        =============        =============        ==============

Property information for each Local Partnership as of December 31, 1999 is as follows:



                                             Mortgage loans                             Buildings and         Accumulated
Name of Local Partnership                       payable                Land             improvements         depreciation
-------------------------                    --------------        -------------        -------------        -------------
4611 South Drexel Limited Partnership         $   1,333,663        $      64,408        $   1,756,833        $    (615,883)
Blue Hill Housing Limited Partnership             6,467,417              111,325           10,943,332
                                                                                                                (3,951,874)
Cityside Apartments, L.P.                         7,655,368              131,591           13,785,799
                                                                                                                (5,183,625)
Cobbet Hill Associates Limited
  Partnership                                    13,771,110              504,683           16,130,245           (6,547,220)
Dunbar Limited Partnership                        3,975,519              117,126            5,854,817           (2,234,201)
Dunbar Limited Partnership No. 2                  4,553,136              131,920            6,521,937           (2,566,708)
Federal Apartments Limited Partnership            5,109,836              279,750            8,414,835           (3,309,627)
Golden Gates Associates                           4,603,071               29,585            5,821,145           (2,419,692)
Grove Park Housing, A California
  Limited Partnership                             6,840,006              956,952            7,676,667           (2,823,568)
Gulf Shores Apartments Ltd.                       1,483,467              172,800            1,750,427             (727,502)
Hilltop North Associates, A Virginia
  Limited Partnership                             3,249,951              240,514            4,960,718           (1,564,759)
Madison-Bellefield Associates                     3,412,888              245,000            5,648,983           (2,293,800)
Pine Hill Estates Limited Partnership             2,320,461               40,000            3,899,805           (1,491,934)
Santa Juanita Limited Dividend                    1,471,761              228,718            2,348,638             (848,428)
  Partnership L.P.
Vista del Mar Limited Dividend
  Partnership L.P.                                5,251,901              565,689            8,705,439           (3,421,150)
Winnsboro Homes Limited Partnership               1,161,679               30,000            1,817,722             (669,537)
                                             --------------        -------------        -------------        -------------
                                              $  72,661,234        $   3,850,061        $ 106,037,342        $ (40,669,508)
                                             ==============        =============        =============        ==============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 and 1999


5. Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2000 is as follows:


                                                                      Net change
                                      Balance as of              during the year ended        Balance as of
                                     December 31,1999              December 31, 2000          December 31,2000
                                     ----------------            ---------------------        ----------------
Land                                 $   3,850,061                $          --                $   3,850,061
Buildings and improvements             106,037,342                      717,638                  106,754,980
                                     ----------------            ---------------------        ----------------
                                       109,887,403                      717,638                  110,605,041
Accumulated depreciation               (40,669,508)                  (3,818,249)                 (44,487,757)
                                     ----------------            ---------------------        ----------------
                                     $  69,217,895                $  (3,100,611)               $  66,117,284


B & V Phase I, Ltd. ("B & V Phase I") owned a 97-unit, Section 8 assisted apartment complex located in Homestead, Florida. Prior to the Partnership's investment during the year ended March 30, 1995, B & V Phase I was damaged by Hurricane Andrew in August 1992. Since May 1, 1996, all 97 of the rental units were complete and occupied. Pursuant to an agreement with the lender, B & V Phase I was to commence paying debt service in January 1995 which was to coincide with the completion of construction. However, due to construction delays, B & V Phase I had not commenced making such payments. The lender declared a default under the terms of the mortgage and, on December 9, 1996 the lender commenced a foreclosure action. After pursuing various legal efforts that were ultimately unsuccessful because alternative sources of financing could not be secured, the property was transferred to the lender in May 1998. As a result, the combined statement of operations of the Local Partnerships for the year ended December 31, 1998 presented herein Note 5 does not include the results of operations of B & V Phase I with the exception of an extraordinary gain recognized on the extinguishment of debt in the amount of $2,467,526. The Partnership's investment balance in B & V Phase I, after cumulative equity losses, became zero during the year ended March 30, 1995, therefore the aforementioned transfer had no effect on the financial position, results of operations or cash flows of the Partnership.

Erie Associates Limited Partnership ("Erie"), which was in the tenth year of the Low-income Tax Credit period, was subject to an amended and restated note (the "Amended Note") dated December 1, 1994 (which matured on December 1, 1997) and was entitled to a project-based rental subsidy under Chapter 707 of the Acts of 1966 of the Commonwealth of Massachusetts. The original financing called for mandatory debt service of $7,647 per month, while the Amended Note required monthly mandatory debt service of $5,883. The Local General Partners had reported that Erie was several months in arrears under the terms of the Amended Note, that a default was declared by the lender and that discussions were being held with the lender. While negotiations were ongoing, the lender conducted a foreclosure sale of the property in April 1998. The Partnership made an offer to repurchase the property and acquire the Amended Note in order to avoid adverse tax consequences but was ultimately unsuccessful. As a result, the combined statement of operations of the Local Partnerships for the year ended December 31, 1998 presented herein Note 5 does not include the results of operations of Erie with the exception of an extraordinary gain recognized on the extinguishment of debt in the amount of $704,103. The Partnership's investment balance in Erie, after cumulative equity losses, became zero during the year ended March 30, 1998, therefore the aforementioned transfer had no effect on the financial position, results of operations or cash flows of the Partnership.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 and 1999


5. Investment in Local Partnerships (continued)

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet was not included in MHFA's recapitalization program because Cobbet is party to a project based Section 8 contract. However, MHFA communicated that Cobbet was free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners contacted the Broker, which indicated that a private investor may be interested in a recapitalization plan for Cobbet. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements. A contribution payment of $300,000 was offered by the Partnership to help fund the capital improvements, with $150,000 to be advanced currently and $50,000 to be advanced annually over each of the next three years. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. In January 2001, MHFA notified Cobbet in writing as to whether Cobbet was willing to participate in another recapitalization plan (notwithstanding Cobbet's project based Section 8 contract) which MHFA may pursue and in February 2001 Cobbet replied to MHFA that it is so interested. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. As of March 30, 2001, the Partnership has advanced $150,000, all of which has been recorded as investment in local partnerships in the accompanying balance sheet as of March 30, 2001.

The Partnership advanced $148,484 and $138,193 during the years ended March 30, 2001 and 2000, respectively, to South Drexel to fund operating deficits which includes making necessary capital improvements to the property. The advances have been recorded as investment in local partnerships in the accompanying balance sheets.

The Partnership advanced $12,867 and $43,343 during the years ended March 30, 2001 and 2000, respectively, to Hilltop to fund operating deficits which includes making necessary capital improvements to the property. The advances have been recorded as investment in local partnerships in the accompanying balance sheets.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 and 1999


6.  Transactions with General Partner and Affiliates

For the years ended March 30, 2001, 2000 and 1999, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:



                                                  2001                       2000                        1999
                                         ----------------------      ----------------------      ----------------------
                                           Paid       Incurred           Paid      Incurred         Paid       Incurred
                                         --------    ----------      ---------    ---------      ---------    ---------
Management fee (see Note 8)              $175,466      $175,466      $175,466      $175,466      $175,466      $175,466

Administration fees (see Note 8)          183,718       183,723         6,494        37,292            --            --


For the years ended December 31, 2000, 1999 and 1998, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:



                                                  2001                       2000                        1999
                                         ----------------------      ----------------------      ----------------------
                                           Paid       Incurred           Paid      Incurred         Paid       Incurred
                                         --------    ----------      ---------    ---------      ---------    ---------
Property management fees                 $ 75,004      $ 83,354       $110,593     $124,811       $118,604     $163,029

Insurance and other services               74,862       118,918         93,289       82,786         68,422       84,189

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


7. Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2001, 2000 and 1999 to the tax return net loss for the years ended December 31, 2000, 1999 and 1998 is as follows:



                                             2001             2000             1999
                                        -----------       -----------      ------------
Financial  statement  net  loss for
  the years ended  March 30,  2001,
  2000 and 1999                         $(1,468,424)      $(1,370,463)     $(2,543,362)
Add (less) net transactions
occurring between
  January 1, 1998 to March 30,                    --                --         (40,964)
  1998
  January 1, 1999 to March 30,                    --          (56,816)          56,816
  1999
  January 1, 2000 to March 30,
  2000                                      (65,927)           65,927                --
  January 1, 2001 to March 30,
  2001                                       92,406                 --               --
                                        -----------       -----------      ------------
Adjusted financial statement net
  loss for the years ended December
  31, 2000, 1999 and 1998                (1,441,945)       (1,361,352)      (2,527,510)

Differences arising from equity
  in loss of investment in local
  partnerships                           (2,353,893)       (1,614,232)         399,244

Other income from local
  partnerships                              (12,500)          (33,238)         (18,725)

Other differences                            10,177            (1,638)             377
                                        -----------       -----------      ------------

Tax return net loss for the
  years ended December 31,
  2000, 1999 and 1998                   $(3,798,161)      $(3,010,460)     $(2,146,614)
                                        ===========       ===========      ===========



The differences between the investment in local partnerships for tax return and financial reporting purposes as of December 31, 2000 and 1999 are as follows:


                                                                2000           1999
                                                             -----------     -----------
Investment in local partnerships - financial reporting        $2,475,342      $3,598,518

Investment in local partnerships - tax                       (10,629,662)    (6,866,921)
                                                             -----------     -----------

                                                             $13,105,004     $10,465,439
                                                             ===========     ===========


Payable to general partner in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


8.   Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") in the amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership. the Partnership incurred a Management Fee of $175,466 for each of the three years ended March 30, 2001. Unpaid Management Fees in the amount of $43,861 are recorded as payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2001 and 2000.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee ("Additional Administration Fee") in the amount of $30,965 for administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years ended March 30, 2001. Such amounts are aggregated and reflected under the caption administration fees in the accompanying statements of operations. Unpaid Administration Fees in the amount of $30,803 and $30,798 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2001 and 2000, respectively.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based
Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships'
Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in both a lower rent subsidy and lower mandatory debt service with no anticipated adverse impact to the operating results of the Properties.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


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

The estimated fair value of the Partnership's financial instruments as of March 30, 2001 and 2000 are disclosed elsewhere in the financial statements.

Item 9.  Changes in and  Disagreements  with Accountants on Accounting and

Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax. The executive officers and directors of Richman Tax are:

                            Served in present
Name                        capacity since(1)         Position held
----                        -----------------         -------------

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


Richard Paul Richman, age 53, is the sole Director and President of Richman Tax. Mr. Richman is the President and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 40, is a Vice President of Richman Tax and minority stockholder of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Neal Ludeke, age 43, is a Vice President and Treasurer of Richman Tax. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina S. Scotti, age 45, is the Secretary of Richman Tax. Ms. Scotti is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.


Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any remuneration. During the year ended March 30, 2001, Richman Tax did not pay any remuneration to any of its officers or its director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Dominion Capital Inc., having the mailing address P.O. Box 26532, Richmond, Virginia 23261, is the owner of 2,800 Units, representing approximately 6.8% of all such Units. As of May 31, 2001, no person or entity, other than Dominion Capital Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax is wholly-owned by Richard Paul Richman.


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

Transactions with General Partner and Affiliates

The net tax losses and net Low-income Tax Credits generated by Registrant during the year ended December 31, 2000 allocated to the General Partner were $37,982 and $1,071, respectively. The net tax losses and net Low-income Tax Credits generated by the General Partner during the year ended December 31, 2000 (from the allocation of Registrant discussed above) and allocated to Richman Tax were $25,828 and $726, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2001.

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

   10.31    Amendment No. 1 to Vista del Mar       Exhibit 10.3 to Form 10-Q
            Limited Dividend Partnership L.P.      Report dated September 29,
            Amended and Restated Agreement of      1995 (File No. 0-17619)
            Limited Partnership
            (Replaces in its entirety Exhibit
            10.28 hereof.)

   10.32    Amendment No. 2 to Vista del Mar      Exhibit 10.4 to Form 10-Q
            Limited Dividend Partnership L.P.     Report dated September 29,
            Amended and Restated Agreement of     1995 (File No. 0-17619)
            Limited Partnership

                                                      Incorporated by
                        Exhibit                        Reference to

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

   99.22    Pages 21 through 35, 51 through    Exhibit 28 to Form 10-K 75 and 89
            through 91 of Report Prospectus    dated March 30,
            1989 filed pursuant to Rule 424(b) (File No. 33-20391)
            (3)under the Securities Act of
            1933

   99.23 Pages 16 through 19 of Prospectus Exhibit 28.2 to Form 10-K dated May 6, 1989 filed pursuant Report March 30, 1990 to Rule 424(b)(3) under the dated  (File No. 0-17619)
            March 30, 1990

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

   99.31    December 31, 1997 financial        Exhibit 99.31 to Form 10-K
            statements of Cityside             Report dated March 30, 1998
            Apartments, L.P. pursuant to       (File No. 0-17619)
            Title 17, Code of Federal
            Regulations, Section 210.3-09

   99.32    December 31, 1997 financial        Exhibit 99.32 to Form 10-K
            statements of Blue Hill Housing    Report dated March 30, 1998
            Limited Partnership pursuant to    (File No. 0-17619)
            Title17, Code of Federal
            Regulations, Section 210.3-09

                                                      Incorporated by
                        Exhibit                        Reference to

   99.33    December 31, 1998 financial        Exhibit 99.33 to Form 10-K
            statements of Blue Hill Housing    Report dated March 30, 1999
            Limited Partnership pursuant to    (File No. 0-17619)
            Title17, Code of Federal
            Regulations, Section 210.3-09

   99.34    December 31, 1999 financial        Exhibit 99.34 to Form 10-K
            statements of Blue Hill Housing    Report dated March 30, 2000
            Limited Partnership pursuant to    (File No. 0-17619)
            Title17, Code of Federal
            Regulations, Section 210.3-09



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

Dated:  June 28, 2001               /s/ Richard Paul Richman
        -------------               ------------------------------------------
                                    by:  Richard Paul Richman
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



          Signature                        Title                         Date
          ---------                        -----                         ----


     /s/ Richard Paul Richman     President, Chief                   June 28, 2001
     -------------------------    Executive Officer                  -------------
     (Richard Paul Richman)       and Director of the
                                  general partner
                                  of the General Partner

     /s/ Neal Ludeke              Vice President and                 June 28, 2001
     -----------------------      Treasurer of the general           -------------
     (Neal Ludeke)                partner of the General
                                  Partner (Principal
                                  Financial and Accounting
                                  Officer of Registrant)