Form 10-Q
period 2001-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2001-08-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended June 29, 2001
                               -------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from _____________  to ____________

                         Commission file number: 0-17619


                       American Tax Credit Properties L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                            13-3458875
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                           06830
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


Table of Contents                                                          Page
-----------------                                                          ----

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                         June 29,      March 30,
                                                Notes     2001          2001
                                                -----     ----          ----
ASSETS

Cash and cash equivalents                               $ 352,757     $  77,589
Investments in bonds                              2     1,705,957     1,827,390
Investment in local partnerships                  3     1,399,289     1,587,296
Interest receivable                                        35,383        45,265
                                                     -----------     ----------
                                                       $3,493,386    $3,537,540
                                                     ============    ==========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                $  47,407      $  56,896
  Payable to general partner and affiliates              160,090         74,664
                                                     -----------     ----------
                                                         207,497        131,560
                                                     -----------     ----------

Commitments and contingencies                     3

Partners' equity (deficit)

  General partner                                       (333,727)      (332,730)
  Limited partners (41,286 units of limited
   partnership interest outstanding)                   3,530,928      3,629,627

  Accumulated other comprehensive income, net     2       88,688        109,083
                                                     -----------     ----------
                                                       3,285,889      3,405,980
                                                     -----------     ----------
                                                      $3,493,386     $3,537,540
                                                     ===========     ==========


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2001 AND 2000
                                   (UNAUDITED)

                                                 Notes      2001           2000
                                                 -----      ----           ----
REVENUE

Interest                                                 $   39,743     $   47,723
                                                         ----------     ----------
TOTAL REVENUE                                                39,743         47,723
                                                         ----------     ----------

EXPENSES

Administration fee                                           45,931         45,931
Management fee                                               43,867         43,867
Professional fees                                            13,227         12,246
Printing, postage and other                                   4,918          9,829
                                                         ----------     ----------
TOTAL EXPENSES                                              107,943        111,873
                                                         ----------     ----------

Loss from operations                                        (68,200)       (64,150)
                                                         ----------     ----------

Equity in loss of investment in local              3        (31,496)      (239,378)
  partnerships                                           ----------     ----------

NET LOSS                                                    (99,696)      (303,528)

Other comprehensive loss, net                      2        (20,395)        (3,198)
                                                         ----------     ----------

COMPREHENSIVE LOSS                                       $ (120,091)    $ (306,726)
                                                         ==========     ==========

NET LOSS ATTRIBUTABLE TO

  General partner                                        $     (997)    $   (3,035)
  Limited partners                                          (98,699)      (300,493)
                                                         ----------     ----------

                                                         $  (99,696)    $ (303,528)
                                                         ==========     ==========
NET LOSS per unit of limited partnership
  interest (41,286 units of limited partnership          $    (2.39)    $    (7.28)
  interest)                                              ==========     ==========



                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2001 AND 2000
                                   (UNAUDITED)

                                                           2001          2000
                                                           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $  50,663     $ 58,931
Cash paid for
   administration fee                                       (4,372)
   professional fees                                       (17,620)
   printing, postage and other expenses                    (10,014)     (12,358)
                                                         ---------    ---------

Net cash provided by operating activities                   18,657       46,573
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local             156,511       16,675
partnerships
Advances to local partnerships                                          (65,444)
Maturities/redemptions of bonds                            100,000      257,000
                                                         ---------    ---------

Net cash provided by investing activities                  256,511      208,231
                                                         ---------    ---------

Net increase in cash and cash equivalents                  275,168      254,804

Cash and cash equivalents at beginning of period            77,589       61,363
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 352,757     $316,167
                                                         =========     ========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net             $ (20,395)    $ (3,198)
                                                         =========     ========


--------------------------------------------------------------------------------
See reconciliation of net loss to net cash provided by operating activities on page 6.


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2001 AND 2000
                                   (UNAUDITED)


                                                            2001         2000
                                                            ----         ----

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES

Net loss                                                  $(99,696)   $(303,528)

Adjustments to reconcile net loss to net cash provided by operating activities

    Equity in loss of investment in local partnerships      31,496      239,378
    Amortization of net premium on investments in bonds      5,097        6,194
      Accretion of zero coupon bonds                        (4,059)      (4,059)
    Decrease in interest receivable                          9,882        9,074
    Increase (decrease) in accounts payable and             (9,489)       9,759
      accrued expenses
    Increase in due to general partner and                  85,426       89,755
      affiliates                                          --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  $18,657     $ 46,573
                                                           =======     ========

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2001
                                   (UNAUDITED)

1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2001 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2001 are not necessarily indicative of the results that may be expected for the entire year.

   Certain prior period Local Partnership balances in Note 3 have been reclassified to conform to the current period presentation.


2. Investments in Bonds

   As of June 29, 2001, certain information concerning investments in bonds is as follows:

                                                    Gross         Gross
                                 Amortized        unrealized    unrealized      Estimated
   Description and maturity        cost             gains         losses       fair value
   ------------------------        ----             -----         ------       ----------
Corporate debt securities
  After one year through five
  years                           $ 218,628       $     6,670   $      --      $   225,298
  After five years through ten
  years                               4,188               206          --            4,394
                                  ---------       -----------   ---------      -----------
                                    222,816             6,876          --          229,692

U.S. Treasury debt securities
  Within one year                   240,906             9,954          --          250,860

  After one year through five
  years                             886,936            76,173          --          963,109
                                  ---------       -----------   ---------      -----------
                                  1,127,842            86,127          --        1,213,969

U.S. government and agency
securities
  After five years through ten      266,611                --      (4,315)         262,296
  years                           ---------       -----------   ---------      -----------
                                $ 1,617,269      $     93,003   $  (4,315)     $ 1,705,957
                                ===========      ============   =========      ===========


The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by investments in bonds of $257,000. As of August 10, 2001, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2001
                                   (UNAUDITED)

3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,013,709, which includes advances made to certain Local Partnerships. As of March 31, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,064,000 and accrued interest payable on such loans totaling approximately $4,430,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the three months ended June 29, 2001, the investment in local partnerships activity consists of the following:

          Investment in local partnerships as of March       $ 1,587,296
            30, 2001

          Equity in loss of investment in local                  (31,496)  *
            partnerships

          Cash distributions received from Local                (156,511)
            Partnerships                                     -----------

          Investment in local partnerships as of June        $ 1,399,289
            29, 2001                                         ===========

* Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership, except to the extent that the Partnership has an outstanding commitment to fund future amounts on behalf of a Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,013,700 for the three months ended March 31, 2001 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2001 and December 31, 2000 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2001 and 2000 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of March 31, 2001 and December 31, 2000 are as follows:

                                                        March 31,  December 31,
                                                          2001         2000
                                                          ----         ----

   ASSETS

   Cash and cash equivalents                           $1,026,611    $1,074,364
   Rents receivable                                       195,239       273,522
   Escrow deposits and reserves                         2,932,494     2,848,934
   Land                                                 3,850,061     3,850,061
   Buildings and improvements (net of accumulated
     depreciation of $45,447,964 and $44,487,757)      61,391,672    62,267,223

   Intangible assets (net of accumulated
     amortization of $730,131 and $713,563)             1,614,782     1,631,350
   Other assets                                         1,025,781     1,052,996
                                                      -----------   -----------
                                                      $72,036,640   $72,998,450
                                                      ===========   ===========
   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

   Liabilities

     Accounts payable and accrued expenses             $1,336,735    $1,229,514
     Due to related parties                             5,543,678     5,611,676
     Mortgage loans                                    72,064,175    72,172,107
     Notes payable                                      1,058,608     1,058,608
     Accrued interest                                   4,430,184     4,326,235
     Other liabilities                                    342,484       335,650
                                                      -----------   -----------
                                                       84,775,864    84,733,790
                                                      -----------   -----------
   Partners' equity (deficit)

     American Tax Credit Properties L.P.
       Capital contributions, net of distributions     34,147,144    34,079,578
       Cumulative loss                                (31,635,732)  (31,604,236)
                                                      -----------   -----------
                                                        2,511,412     2,475,342
                                                      -----------   -----------
     General partners and other limited partners
       Capital contributions, net of distributions        391,416       391,416
       Cumulative loss                                (15,642,052)  (14,602,098)
                                                      -----------   -----------

                                                      (15,250,636)  (14,210,682)
                                                      -----------   -----------

                                                      (12,739,224)  (11,735,340)
                                                      -----------   -----------
                                                      $72,036,640   $72,998,450
                                                      ===========   ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three months ended March 31, 2001 and 2000 are as follows:

                                                         2001          2000
                                                         ----          ----
   REVENUE

   Rental                                             $ 3,789,494   $ 3,826,184
   Interest and other                                      66,213       126,667
                                                      -----------   -----------
   TOTAL REVENUE                                        3,855,707     3,952,851
                                                      -----------   -----------

   EXPENSES

   Administrative                                         572,631       560,891
   Utilities                                              525,462       353,419
   Operating and maintenance                              831,220       895,398
   Taxes and insurance                                    437,006       449,628
   Financial                                            1,582,680     1,607,159
   Depreciation and amortization                          978,158       968,014
                                                      -----------   -----------

   TOTAL EXPENSES                                       4,927,157     4,834,509
                                                      -----------   -----------
   NET LOSS                                          $ (1,071,450)   $ (881,658)
                                                     ============    ==========

   NET LOSS ATTRIBUTABLE TO

     American Tax Credit Properties L.P.              $   (31,496)   $ (239,378)
     General partners and other limited partners,
      which includes $1,013,700 and $622,987 of
      Partnership loss in excess of investment         (1,039,954)     (642,280)
                                                      -----------   -----------

                                                      $(1,071,450)   $ (881,658)
                                                      ===========    ==========

The combined results of operations of the Local Partnerships for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet was not included in MHFA's recapitalization program because Cobbet is party to a project based Section 8 contract. However, MHFA communicated that Cobbet was free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners contacted the Broker, which indicated that a private investor may be interested in a recapitalization plan for Cobbet. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements. A contribution payment of $300,000 was offered by the Partnership to help fund the capital improvements, with $150,000 to be advanced currently and $50,000 to be advanced annually over each of the next three years. The Partnership had advanced $150,000 as of March 30, 2001. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. In January 2001, MHFA notified Cobbet in writing as to whether Cobbet was willing to participate in another recapitalization plan (notwithstanding Cobbet's project based Section 8 contract) which MHFA may pursue and in February 2001 Cobbet replied to MHFA that it is so interested. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.


4. Additional Information

   Additional information, including the audited March 30, 2001 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2001 on file with the Securities and Exchange Commission.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2001, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2001. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2001, Registrant received cash from interest revenue, maturities/redemptions of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $154,000 during the three months ended June 29, 2001 (which includes a net unrealized loss on investments in bonds of approximately $20,000, amortization of net premium on investments in bonds of approximately $5,000 and accretion of zero coupon bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2001 of $31,496 and cash distributions received from Local Partnerships of $156,511. Payable to general partner and affiliates in the accompanying balance sheet as of June 29, 2001 represents accrued management and administration fees.

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

Registrant's operations for the three months ended June 29, 2001 and 2000 resulted in net losses of $99,696 and $303,528, respectively. The decline is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $208,000, which decrease is the result of an increase in the nonrecognition of losses in accordance with the equity method of accounting. Other comprehensive loss for the three months ended June 29, 2001 and 2000 resulted from a net unrealized loss on investments in bonds of $20,395 and $3,198, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $1,071,000 for the three months ended March 31, 2001 was attributable to rental and other revenue of approximately $3,856,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,949,000 and approximately $978,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $882,000 for the three months ended March 31, 2000 was attributable to rental and other revenue of approximately $3,953,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,867,000 and approximately $968,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended June 29, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency) ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet was not included in MHFA's recapitalization program because Cobbet is party to a project based
Section 8 contract. However, MHFA communicated that Cobbet was free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners contacted the Broker, which indicated that a private investor may be interested in a recapitalization plan for Cobbet. On August 7, 2000, the General Partners of Cobbet met with MHFA to discuss future capital improvements. A contribution payment of $300,000 was offered by Registrant to help fund the capital improvements, with $150,000 to be advanced currently (all of which was advanced by Registrant as of March 30, 2001) and $50,000 to be advanced annually over each of the next three years. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. In January 2001, MHFA notified Cobbet in writing as to whether Cobbet was willing to participate in another recapitalization plan (notwithstanding Cobbet's project based Section 8 contract) which MHFA may pursue and in February 2001 Cobbet replied to MHFA that it is so interested. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits were allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $38,000 for the three months ended March 31, 2001 due to high vacancies resulting from deferred unit maintenance and required capital improvements. As of June 29, 2001, Registrant has advanced approximately $297,000 and it is expected that Registrant will make additional advances to make needed capital improvements to the Property in an effort to achieve stabilized occupancy. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

The terms of the partnership agreement of Golden Gates Associates, L.P. ("Golden Gates") require the management agent to defer property management fees in order to avoid a default under the mortgage. Golden Gates reported an operating deficit of approximately $45,000 for the three months ended March 31, 2001, which includes property management fees of approximately $7,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Golden Gates, after cumulative equity losses, became zero during the year ended March 30, 1994. Golden Gates generated approximately $4.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1998.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


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


Dated: August 13, 2001              /s/ Richard Paul Richman
                                    ---------------------------------
                                       Richard Paul Richman
                                    by:  Richard Paul Richman
                                         President, Chief Executive Officer and
                                         Director of the general partner of the
                                         General Partner


Dated: August 13, 2001              /s/   Neal Ludeke
                                    ---------------------------------
                                    by:   Neal Ludeke
                                          Vice President and Treasurer of the
                                          general partner of the General Partner
                                          (Principal Financial and Accounting
                                          Officer of Registrant)