Form 10-Q
period 2001-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2001-11-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---
EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001
                               ------------------

                                       OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-17619


                       American Tax Credit Properties L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                               13-3458875
-------------------------------                              -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                              06830
----------------------------------------                           ---------
(Address of principal executive offices)                           (Zip Code

Registrant's telephone number, including area code:  (203) 869-0900
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

Yes   X   No   .
    ----    ---

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION
                                  ---------------------

Item 1. Financial Statements
        --------------------

Table of Contents                                                          Page
-----------------                                                          -----

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                         September 29,    March 30,
                                                 Notes      2001            2001
                                                 -----      ----            ----
ASSETS

Cash and cash equivalents                               $   311,884     $    77,589

Investments in bonds                               2      1,730,957       1,827,390
Investment in local partnerships                   3      1,447,209       1,587,296
Interest receivable                                          41,412          45,265
                                                         ----------      ----------
                                                        $ 3,531,462     $ 3,537,540
                                                        ===========     ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                 $    28,659      $   56,896
  Payable to general partner and affiliates                 243,437          74,664
                                                          ---------         -------
                                                            272,096         131,560
                                                          ---------         -------

Commitments and contingencies                      3

Partners' equity (deficit)

  General partner                                          (334,241)       (332,730)
  Limited partners (41,286 units of limited
   partnership interest outstanding)                      3,480,029       3,629,627
  Accumulated other comprehensive income, net      2        113,578         109,083
                                                          ---------       ---------
                                                          3,259,366       3,405,980
                                                          ---------       ---------
                                                        $ 3,531,462      $3,537,540
                                                        ===========      ==========


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three        Six        Three
                                         Months       Months      Months      Six Months
                                         Ended        Ended       Ended        Ended
                                        September    September   September    September
                               Notes    29, 2001      29, 2001    29, 2000     29, 2000
                               -----    --------      --------    --------     --------
REVENUE

Interest                             $    37,324  $   77,067  $    45,755  $    93,478
Other income from local          3         6,250       6,250        6,250        6,250
partnerships                            --------      -------     -------      -------

TOTAL REVENUE                             43,574       83,317      52,005       99,728
                                        --------      -------     -------      -------

EXPENSES

Administration fees                       45,931       91,862      45,931       91,862
Management fee                            43,867       87,734      43,867       87,734
Professional fees                         15,714       28,941       9,149       21,395
Printing, postage and other                8,327       13,245         522       10,351
                                        --------      -------     -------      -------
TOTAL EXPENSES                           113,839      221,782      99,469      211,342
                                        --------      -------     -------      -------
Loss from operations                     (70,265)    (138,465)    (47,464)    (111,614)

Equity in income (loss) of
  investment in local            3        18,852      (12,644)   (475,486)    (714,864)
  partnerships                          --------      -------     -------      -------

NET LOSS                                 (51,413)    (151,109)   (522,950)    (826,478)
                                         =======     ========    ========     ========
Other comprehensive income       2        24,890        4,495      14,099       10,901

COMPREHENSIVE LOSS                   $   (26,523) $  (146,614) $ (508,851) $  (815,577)
                                         =======    ========     ========     ========

NET LOSS ATTRIBUTABLE TO

  General partner                    $      (514) $    (1,511) $   (5,230) $    (8,265)
  Limited partners                       (50,899)    (149,598)   (517,720)    (818,213)
                                         -------     --------    --------      -------

                                     $   (51,413) $  (151,109) $ (522,950) $  (826,478)
                                         =======     ========     =======      =======
NET LOSS per unit of limited
  partnership interest
  (41,286 units of limited           $     (1.23) $    (3.62)  $   (12.54) $    (19.82)
  partnership interest)                   =======    =======       ======      =======


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2001 AND 2000
                                   (UNAUDITED)

                                                               2001          2000
                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $   85,699     $  99,062
Cash paid for
   administration fees                                      (10,823)       (8,659)
   professional fees                                        (51,539)      (43,385)
   printing, postage and other expenses                     (18,884)       (8,551)
                                                          ----------     ---------

Net cash provided by operating activities                     4,453        38,467
                                                          ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                            (29,068)     (125,914)
Cash distributions and other income from local               162,761        22,925
partnerships
Investments in bonds (includes accrued interest of          (260,851)     (256,438)
$1,636 and $482)
Maturities/redemptions of bonds                              357,000       407,000
                                                          ----------     ---------
Net cash provided by investing activities                    229,842        47,573
                                                          ----------     ---------

Net increase in cash and cash equivalents                    234,295        86,040

Cash and cash equivalents at beginning of period              77,589         61,363
                                                          ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $311,884      $ 147,403
                                                          ==========      =========
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net                $  4,495      $  10,901
                                                          ==========      =========

================================================================================

See reconciliation of net loss to net cash provided by operating activities on page 6.


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2001 AND 2000
                                   (UNAUDITED)

                                                          2001           2000
                                                          ----           ----
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES

Net loss                                               $(151,109)    $ (826,478)

Adjustments to reconcile net loss to net cash provided by operating activities

   Equity in loss of investment in local
   partnerships                                           12,644        714,864
   Distributions from local partnerships
   classified as other income                             (6,250)       (6,250)
   Amortization of net premium on investments in
   bonds                                                  11,305        12,930
   Accretion of zero coupon bonds                         (8,162)       (8,162)
   Decrease in interest receivable                         5,489           816
   Decrease in accounts payable and accrued
   expenses                                              (28,194)      (20,190)
   Increase in payable to general partner and            168,730       170,937
   affiliates

NET CASH PROVIDED BY OPERATING ACTIVITIES              $   4,453     $  38,467
                                                       =========     =========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2001 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2001 are not necessarily indicative of the results that may be expected for the entire year.

   Certain prior period Local Partnership balances in Note 3 have been reclassified to conform to the current period presentation.


2. Investments in Bonds

   As of September 29, 2001, certain information concerning investments in bonds is as follows:

                                                        Gross          Gross
                                         Amortized    unrealized     unrealized     Estimated
   Description and maturity                 cost        gains          losses       fair value
   ------------------------             ---------     -----------    ----------    ----------

Corporate debt securities
  After one year through five years     $   217,176   $     8,098    $    (1,856)   $   223,418
  After five years through ten years          4,177           380           --            4,557
                                          ---------    ----------     ----------     ----------
                                            221,353         8,478         (1,856)       227,975
                                          ---------    ----------     ----------     ----------
U.S. Treasury debt securities
  Within one year                           497,378         6,832           (283)       503,927
  After one year through five years         627,933        87,240           --          715,173
                                          ---------    ----------     ----------     ----------
                                          1,125,311        94,072           (283)     1,219,100
                                          ---------    ----------     ----------     ----------

U.S. government and agency securities
  After five years through ten years        270,715        13,167           --          283,882
                                          ---------    ----------     ----------     ----------
                                        $ 1,617,379   $   115,717    $    (2,139)   $ 1,730,957
                                          =========    ==========     ==========     ==========

   The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by investments in bonds of approximately $258,000. As of November 10, 2001, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,042,777, which includes advances made to certain Local Partnerships. As of June 30, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $71,989,000 and accrued interest payable on such loans totaling approximately $4,422,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the six months ended September 29, 2001, the investment in local partnerships activity consists of the following:

          Investment in local partnerships as of March        $ 1,587,296
            30, 2001

          Equity in loss of investment in local                   (12,644) *
            partnerships

          Cash distributions received from Local                 (162,761)
            Partnerships

          Cash distributions from Local Partnerships                6,250
            classified as other income

          Advances to Local Partnerships                           29,068
                                                               ----------
          Investment in local partnerships as of               $1,447,209
            September 29, 2001                                 ==========

   *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,745,506 for the six months ended June 30, 2001 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of June 30, 2001 and December 31, 2000 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2001 and 2000 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 2001 and December 31, 2000 are as follows:


                                                          June 30,     December 31,
                                                            2001          2000
                                                            ----          ----
   ASSETS

   Cash and cash equivalents                             $ 618,630     $1,074,364
   Rents receivable                                        228,309        273,522
   Escrow deposits and reserves                          3,162,300      2,848,934
   Land                                                  3,850,061      3,850,061
   Buildings and improvements (net of accumulated
     depreciation of $46,404,765 and $44,487,757)       60,543,018     62,267,223
   Intangible assets (net of accumulated amortization
     of $746,698 and $713,563)                           1,598,215      1,631,350
   Other assets                                            944,217      1,052,996
                                                       -----------    -----------
                                                       $70,944,750    $72,998,450
   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

   Liabilities

     Accounts payable and accrued expenses              $1,318,922     $1,229,514
     Due to related parties                              5,476,336      5,611,676
     Mortgage loans                                     71,988,585     72,172,107
     Notes payable                                       1,043,608      1,058,608
     Accrued interest                                    4,421,777      4,326,235
     Other liabilities                                     326,022        335,650
                                                       -----------    -----------
                                                        84,575,250     84,733,790
   Partners' equity (deficit)

     American Tax Credit Properties L.P.
       Capital contributions, net of distributions      33,990,633     34,079,578
       Cumulative loss                                 (31,616,880)   (31,604,236)
                                                       -----------    -----------
                                                         2,373,753      2,475,342
                                                       -----------    -----------
     General partners and other limited partners
       Capital contributions, net of distributions         391,416        391,416
       Cumulative loss                                 (16,395,669)   (14,602,098)

                                                       (16,004,253)   (14,210,682)
                                                       -----------    -----------
                                                       (13,630,500)   (11,735,340)
                                                       -----------    -----------
                                                        $70,944,750   $72,998,450
                                                        ===========   ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


3 Investment in Local Partnerships (continued)

  The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2001 and 2000 are as follows:


                                      Three Months   Six Months    Three Months   Six Months
                                         Ended        Ended           Ended         Ended
                                        June 30,     June 30,        June 30,      June 30,
                                         2001          2001           2000          2000
                                         ----          ----           ----          ----
 REVENUE

Rental                              $ 3,933,125    $ 7,722,619    $ 3,714,504    $ 7,540,688
Interest and other                       62,657        128,870         29,767        156,434
                                     ----------     ----------     ----------     ----------
TOTAL REVENUE                         3,995,782      7,851,489      3,744,271      7,697,122
                                     ----------     ----------     ----------     ----------
EXPENSES

Administrative                          538,885      1,111,516        477,533      1,038,424
Utilities                               309,597        835,059        363,319        716,738
Operating and maintenance               857,547      1,688,767        945,604      1,841,002
Taxes and insurance                     458,972        895,978        443,920        893,548
Financial                             1,590,689      3,173,369      1,602,391      3,209,550
Depreciation and amortization           974,857      1,953,015        968,233      1,936,247
                                     ----------     ----------     ----------     ----------

TOTAL EXPENSES                        4,730,547      9,657,704      4,801,000      9,635,509
                                     ----------     ----------     ----------     ----------

NET LOSS                            $  (734,765)   $(1,806,215)   $(1,056,729)   $(1,938,387)
                                     ==========     ==========     ==========     ==========
NET EARNINGS (LOSS)
   ATTRIBUTABLE TO

  American Tax Credit Properties
   L.P                              $    18,852    $   (12,644)   $  (475,486)   $  (714,864)
  General partners and other
   limited partners, which
   includes $731,806, $1,745,506,
   $558,938 and $1,181,925 of
   Partnership loss in excess of
   investment                          (753,617)    (1,793,571)      (581,243)    (1,223,523)
                                       --------     ----------      ---------     ----------

                                    $  (734,765)   $(1,806,215)   $(1,056,729    $(1,938,387)
                                      =========     ==========      =========     ==========

The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet was not included in MHFA's recapitalization program because Cobbet is party to a project based Section 8 contract. However, MHFA communicated that Cobbet was free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners contacted the Broker, which indicated that a private investor may be interested in a recapitalization plan for Cobbet. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements. A contribution payment of $300,000 was offered by the Partnership, utilizing Partnership and Local General Partner funds, to help fund the capital improvements. $150,000 has been advanced by the Partnership as of March 30, 2001, with $50,000 to be advanced annually thereafter. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. In January 2001, MHFA notified Cobbet in writing as to whether Cobbet was willing to participate in another recapitalization plan (notwithstanding Cobbet's project based Section 8 contract) which MHFA may pursue and in February 2001 Cobbet replied to MHFA that it is so interested. Later in 2001, MHFA notified Cobbet that it would not be included in the current proposed recapitalization plan. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.


4. Additional Information

   Additional information, including the audited March 30, 2001 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2001 on file with the Securities and Exchange Commission.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

As of September 29, 2001, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2001. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2001, Registrant received cash from interest revenue, maturities/redemptions of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and investments in a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $138,000 during the six months ended September 29, 2001 (which includes a net unrealized gain on investments in bonds of approximately $4,000, amortization of net premium on investments in bonds of approximately $11,000 and accretion of zero coupon bonds of approximately $8,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2001 of $12,644 and cash distributions received from Local Partnerships of $156,511 (exclusive of distributions from Local Partnerships of $6,250 classified as other income), partially offset by investments in a Local Partnership of $29,068 (see discussion below under Local Partnership Matters). Payable to general partner and affiliates in the accompanying balance sheet as of September 29, 2001 represents accrued management and administration fees.


Results of Operations
---------------------

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

Registrant's operations for the three months ended September 29, 2001 and 2000 resulted in net losses of $51,413 and $522,950, respectively. The decrease in the loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $494,000, resulting from an increase in the nonrecognition of losses in accordance with the equity method of accounting and a decrease in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income for the three months ended September 29, 2001 and 2000 resulted from a net unrealized gain on investments in bonds of $24,890 and $14,099, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         ----------------------------------------------------------------------

The Local Partnerships' net loss of approximately $735,000 for the three months ended June 30, 2001 was attributable to rental and other revenue of approximately $3,996,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,756,000 and approximately $975,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,057,000 for the three months ended June 30, 2000 was attributable to rental and other revenue of approximately $3,744,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,833,000 and approximately $968,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2001 and 2000 resulted in net losses of $151,109 and $826,478, respectively. The decrease in the loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $702,000, resulting from an increase in the nonrecognition of losses in accordance with the equity method of accounting and a decrease in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income for the six months ended September 29, 2001 and 2000 resulted from a net unrealized gain on investments in bonds of $4,495 and $10,901, respectively.

The Local Partnerships' net loss of approximately $1,806,000 for the six months ended June 30, 2001 was attributable to rental and other revenue of approximately $7,851,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,704,000 and approximately $1,953,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,938,000 for the six months ended June 30, 2000 was attributable to rental and other revenue of approximately $7,697,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,699,000 and approximately $1,936,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters
-------------------------

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         ----------------------------------------------------------------------

under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in both a lower rent subsidy and lower mandatory debt service with no anticipated adverse impact to the operating results of the Properties.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended September 29, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $24,000 for the six months ended June 30, 2001 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of September 29, 2001, Registrant has advanced approximately $326,000, of which approximately $29,000 was advanced during the six months then ended, and it is expected that Registrant will make additional advances to make needed capital improvements to the Property in an effort to achieve stabilized occupancy. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

The terms of the partnership agreement of Golden Gates Associates, L.P. ("Golden Gates") require the management agent to defer property management fees in order to avoid a default under the mortgage. Golden Gates reported an operating deficit of approximately $58,000 for the six months ended June 30, 2001, which includes property management fees of approximately $14,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Golden Gates, after cumulative equity losses, became zero during the year ended March 30, 1994. Golden Gates generated approximately $4.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1998.

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency) ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. MHFA adopted a plan to recapitalize several of the ODL program properties with funds to be contributed from the admission of a new limited partner, and MHFA commissioned an institutional broker (the "Broker") to identify such a new limited partner. However, MHFA communicated with Cobbet (confirmed by letter dated February 7, 2000) that Cobbet was not included in MHFA's recapitalization program because Cobbet is party to a project based
Section 8 contract. However, MHFA communicated that Cobbet was free to identify a new limited partner, independent of MHFA's process, with the intention similar to that of the recapitalization plan. In the February 7, 2000 letter, MHFA provided Cobbet until March 3, 2000 to notify MHFA of its desire to modify its mortgage loan by paying the required fee (which as a practical matter would require a recapitalization investor) and made no reference in the letter to the previous discussion in which MHFA indicated that Cobbet could locate a separate recapitalization investor. Cobbet replied to MHFA, indicating its desire to locate a recapitalization investor. The Local General Partners contacted the Broker, which indicated that a private

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

investor may be interested in a recapitalization plan for Cobbet. On August 7, 2000, the General Partners of Cobbet met with MHFA to discuss future capital improvements. A contribution payment of $300,000 was offered by Registrant, utilizing Registrant and Local General Partner funds, to help fund the capital improvements. $150,000 has been advanced by Registrant as of March 30, 2001, with $50,000 to be advanced annually thereafter. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. In January 2001, MHFA notified Cobbet in writing as to whether Cobbet was willing to participate in another recapitalization plan (notwithstanding Cobbet's project based Section 8 contract) which MHFA may pursue and in February 2001 Cobbet replied to MHFA that it is so interested. Later in 2001, MHFA notified Cobbet that it would not be included in the current proposed recapitalization plan. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits were allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                           Part II - OTHER INFORMATION
                                     -----------------

Item 1.     Legal Proceedings
            -----------------

Registrant is not aware of any material legal proceedings.

Item 2.     Changes in Securities
            ---------------------

            None

Item 3.     Defaults Upon Senior Securities
            -------------------------------

            None; see Item 5 regarding mortgage defaults of a Local Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

Item 5.     Other Information
            -----------------

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

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

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


Dated: November 13, 2001            /s/ Richard Paul Richman
                                    ---------------------------------------
                                    by: Richard Paul Richman
                                        President, Chief Executive Officer and
                                        Director of the general partner of the
                                        General Partner


Dated: November 13, 2001            /s/ Neal Ludeke
                                    ---------------------------------------
                                    by: Neal Ludeke
                                        Vice President and Treasurer of the
                                        general partner of the General Partner
                                        (Principal Financial and Accounting
                                        Officer of Registrant)