Form 10-Q
period 2001-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2002-02-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001
                               -----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-17619


                       American Tax Credit Properties L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                             13-3458875
(State or other jurisdiction of                            -------------------
-------------------------------                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                             06830
---------------------------------------                         -----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                         December 30,     March 30,
                                                 Notes      2001            2001
                                                 -----   -----------      --------

ASSETS
Cash and cash equivalents                               $   114,84       $   77,589
Investments in bonds                               2     1,587,811        1,827,390
Investment in local partnerships                   3     1,431,845        1,587,296
Interest receivable                                         31,434           45,265
                                                        ----------       ----------
                                                        $3,165,931       $3,537,540
                                                        ==========       ==========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                 $   54,929       $  56,896
  Payable to general partner and affiliates                                 74,664
                                                        ----------      ----------
                                                            54,929         131,560
                                                        ----------      ----------
Commitments and contingencies                      3

Partners' equity (deficit)

  General partner                                         (335,360)       (332,730)
  Limited partners (41,286 units of limited
   partnership                                          -----------      3,629,627
   interest outstanding)                                 3,369,276
  Accumulated other comprehensive income, net      2        77,086         109,083
                                                        ----------      ----------

                                                         3,111,002       3,405,980
                                                        ----------      ----------

                                                        $3,165,931      $3,537,540
                                                        ==========      ==========


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months       Nine Months       Three Months     Nine Months
                                                   Ended             Ended              Ended            Ended
                                                 December 30,     December 30,       December 30,     December 30,
                                                   2001               2001              2000             2000
                                                ------------      -----------        -----------      -----------

REVENUE

Interest                                        $    41,474       $   118,541       $    31,064       $   124,542
                                                -----------       -----------       -----------       -----------
Other income from local
partnerships                           3                                6,250                               6,250
                                                -----------       -----------       -----------       -----------

TOTAL REVENUE                                        41,474           124,791            31,064           130,792
                                                -----------       -----------       -----------       -----------

EXPENSES

Administration fees                                  45,930           137,792            45,930           137,792
Management fee                                       43,877           131,611            43,877           131,611
Professional fees                                    30,636            59,577            12,367            33,762
Printing, postage and other                          17,539            30,784             9,261            19,612
                                                -----------       -----------       -----------       -----------

TOTAL EXPENSES                                      137,982           359,764           111,435           322,777
                                                -----------       -----------       -----------       -----------

Loss from operations                                (96,508)         (234,973)          (80,371)         (191,985)

Equity in loss of investment
  in local partnerships                3            (15,364)          (28,008)         (162,163)         (877,027)
                                                -----------       -----------       -----------       -----------

NET LOSS                                           (111,872)         (262,981)         (242,534)       (1,069,012)

Other comprehensive income
  (loss)                               2            (36,492)          (31,997)            7,902            18,803
                                                -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                              $  (148,364)      $  (294,978)      $  (234,632)      $(1,050,209)
                                                ===========       ===========       ===========       ===========

NET LOSS ATTRIBUTABLE TO

  General partner                               $    (1,119)      $    (2,630)      $    (2,425)      $   (10,690)
  Limited partners                                 (110,753)         (260,351)         (240,109)       (1,058,322)
                                                -----------       -----------       -----------       -----------
                                                $  (111,872)      $  (262,981)      $  (242,534)      $(1,069,012)
                                                ===========       ===========       ===========       ===========
NET LOSS per unit of limited
  partnership interest
  (41,286 units of limited
  partnership interest)                         $     (2.68)      $     (6.31)      $     (5.81)      $    (25.63)
                                                ===========       ===========       ===========       ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                            2001        2000
                                                         ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $ 142,169    $ 157,557
Cash paid for
   administration fees                                    (166,430)    (168,590)
   management fee                                         (175,472)    (175,472)
   professional fees                                       (58,113)     (43,552)
   printing, postage and other expenses                    (36,380)     (19,523)
                                                         ---------    ---------

Net cash used in operating activities                     (294,226)    (249,580)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                           (29,068)    (243,785)
Cash distributions from local partnerships                 162,761       98,432
Investments in bonds (includes accrued interest
  of $1,636 and $482)                                     (259,215)    (256,438)
Maturities/redemptions and sales of bonds                  457,000      702,474
                                                         ---------    ---------

Net cash provided by investing activities                  331,478      300,683
                                                         ---------    ---------

Net increase in cash and cash equivalents                   37,252       51,103

Cash and cash equivalents at beginning of period            77,589       61,363
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 114,841    $ 112,466
                                                         =========    =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net      $ (31,997)   $  18,803
                                                         =========    =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                           2001         2000
                                                       -----------  ------------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                               $ (262,981)  $(1,069,012)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local
    partnerships                                           28,008       877,027
  Loss on redemptions and sales of bonds                                 15,316
  Distributions from local partnerships classified
    as other income                                        (6,250)       (6,250)
  Amortization of net premium on investments in
    bonds                                                  20,426        16,958
  Accretion of zero coupon bonds                          (12,265)      (12,265)
  Decrease in interest receivable                          15,467        13,006
  Decrease in accounts payable and accrued expenses        (1,967)       (9,701)
  Decrease in payable to general partner and
    affiliates                                            (74,664)      (74,659)
                                                        ---------   -----------
NET CASH USED IN OPERATING ACTIVITIES                   $(294,226)  $  (249,580)
                                                        =========   ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2001
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2001 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

   Certain prior period Local Partnership balances in Note 3 have been reclassified to conform to the current period presentation.


2. Investments in Bonds

   As of December 30, 2001, certain information concerning investments in bonds is as follows:


                                             Gross        Gross
                                           Amortized    unrealized    unrealized     Estimated
   Description and maturity                  cost         gains         losses       fair value
   ------------------------                ---------    ----------    ----------     ----------

Corporate debt securities
  After one year through five years      $   218,433   $     6,468    $   (12,437)   $   212,464
                                         -----------   -----------    ----------     -----------

U.S. Treasury debt securities
  Within one year                            531,545        13,376         (1,636)       543,285
  After one year through five years          485,929        67,230           --          553,159
                                         -----------   -----------    ----------     -----------

                                           1,017,474        80,606         (1,636)     1,096,444
                                         -----------   -----------    ----------     -----------

U.S. government and agency securities
  After five years through ten years         274,818         4,085           --          278,903
                                         -----------   -----------    ----------     -----------
                                         $ 1,510,725   $    91,159    $   (14,073)   $ 1,587,811
                                         ===========   ===========    ===========    ===========

The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by investments in bonds of approximately $256,000. As of February 10, 2002, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,042,777, which includes advances made to certain Local Partnerships. As of September 30, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $71,888,000 and accrued interest payable on such loans totaling approximately $4,595,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2001, the investment in local partnerships activity consists of the following:

          Investment in local partnerships as of March
            30, 2001                                          $ 1,587,296

          Equity in loss of investment in local
            partnerships                                          (28,008) *

          Cash distributions received from Local
            Partnerships                                         (162,761)

          Cash distributions from Local Partnerships
            classified as other income                              6,250

          Advances to Local Partnerships                           29,068
                                                               ----------
          Investment in local partnerships as of
            December 30, 2001                                  $1,431,845
                                                               ==========

   * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $2,489,187 for the nine months ended September 30, 2001 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2001 and December 31, 2000 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2001 and 2000 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2001 and December 31, 2000 are as follows:

                                                    September 30,  December 31,
                                                        2001          2000
                                                    ------------   -----------

   ASSETS

Cash and cash equivalents                           $    742,203   $  1,074,364
Rents receivable                                         218,441        273,522
Escrow deposits and reserves                           3,147,173      2,848,934
Land                                                   3,850,061      3,850,061
Buildings and improvements (net of accumulated
  depreciation of $47,362,132 and $44,487,757)        59,718,772     62,267,223

Intangible assets (net of accumulated amortization
  of $763,263 and $713,563)                            1,581,650      1,631,350
Other assets                                           1,131,173      1,052,996
                                                    ------------   ------------

                                                    $ 70,389,473   $ 72,998,450
                                                    ============   ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses             $  1,395,944   $  1,229,514
  Due to related parties                               5,516,384      5,611,676
  Mortgage loans                                      71,888,037     72,172,107
  Notes payable                                        1,043,608      1,058,608
  Accrued interest                                     4,595,421      4,326,235
  Other liabilities                                      330,567        335,650
                                                    ------------   ------------

                                                      84,769,961     84,733,790
                                                    ------------   ------------
Partners' equity (deficit)

  American Tax Credit Properties L.P.
    Capital contributions, net of distributions       34,019,701     34,079,578
    Cumulative loss                                  (31,632,244)   (31,604,236)
                                                    ------------   ------------

                                                       2,387,457      2,475,342
                                                    ------------   ------------

  General partners and other limited partners
    Capital contributions, net of distributions          391,416        391,416
    Cumulative loss                                  (17,159,361)   (14,602,098)
                                                    ------------   ------------

                                                     (16,767,945)   (14,210,682)
                                                    ------------   ------------

                                                     (14,380,488)   (11,735,340)
                                                    ------------   ------------
                                                    $ 70,389,473   $ 72,998,450
                                                    ============   ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2001 and 2000 are as follows:


                                     Three Months     Nine Months     Three Months   Nine Months
                                        Ended            Ended           Ended          Ended
                                      September 30,   September 30,   September 30,  September 30,
                                          2001            2001           2000           2000
                                     -------------   -------------    ------------   ------------

 REVENUE

Rental                              $  3,822,840    $ 11,545,459    $  3,691,424    $ 11,232,112
Interest and other                        88,760         217,630         102,573         259,007
                                    ------------    ------------    ------------    ------------

TOTAL REVENUE                          3,911,600      11,763,089       3,793,997      11,491,119
                                    ------------    ------------    ------------    ------------

EXPENSES

Administrative                           502,623       1,614,139         536,205       1,574,629
Utilities                                406,209       1,241,268         255,164         971,902
Operating and maintenance                817,057       2,505,824         859,834       2,700,836
Taxes and insurance                      442,434       1,338,412         430,631       1,324,179
Financial                              1,546,561       4,719,930       1,586,830       4,796,380
Depreciation and amortization            975,772       2,928,787         968,091       2,904,338
                                    ------------    ------------    ------------    ------------

TOTAL EXPENSES                         4,690,656      14,348,360       4,636,755      14,272,264
                                    ------------    ------------    ------------    ------------

NET LOSS                            $   (779,056)   $ (2,585,271)   $   (842,758)   $ (2,781,145)
                                    ============    ============    ============    ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties    $    (15,364)   $    (28,008)   $   (162,163)   $   (877,027)
   L.P
  General partners and other
   limited partners, which
   includes $743,681, $2,489,187,
   $644,375 and $1,826,300 of
   Partnership loss in excess of
   investment                           (763,692)     (2,557,263)       (680,595)     (1,904,118)
                                    ------------    ------------    ------------    ------------

                                    $   (779,056)   $ (2,585,271)   $   (842,758)   $ (2,781,145)
                                    ============    ============    ============    ============

The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by the Partnership, utilizing Partnership and Local General Partner funds, to help fund the capital improvements. The Partnership had advanced $150,000 as of March 30, 2001 and the Local General Partners advanced $50,000 in December 2001. An additional $50,000 is to be advanced during each of the next two years. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2001, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2001. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2001, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and investments in a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $202,000 during the nine months ended December 30, 2001 (which includes a net unrealized loss on investments in bonds of approximately $32,000, amortization of net premium on investments in bonds of approximately $20,000 and accretion of zero coupon bonds of approximately $12,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2001 of $28,008 and cash distributions received from Local Partnerships of $156,511 (exclusive of distributions from Local Partnerships of $6,250 classified as other income), partially offset by investments in a Local Partnership of $29,068 (see discussion below under Local Partnership Matters).

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

Registrant's operations for the three months ended December 30, 2001 and 2000 resulted in net losses of $111,872 and $242,534, respectively. The decrease in the loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $147,000, resulting from an increase in the nonrecognition of losses in accordance with the equity method of accounting and a decrease in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income
(loss) for the three months ended December 30, 2001 and 2000 resulted from a net unrealized gain (loss) on investments in bonds of $(36,492) and $7,902, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $779,000 for the three months ended September 30, 2001 was attributable to rental and other revenue of approximately $3,912,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,715,000 and approximately $976,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $843,000 for the three months ended September 30, 2000 was attributable to rental and other revenue of approximately $3,794,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,669,000 and approximately $968,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 2001 and 2000 resulted in net losses of $262,981 and $1,069,012, respectively. The decrease in the loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $849,000, resulting from an increase in the nonrecognition of losses in accordance with the equity method of accounting and a decrease in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income
(loss) for the nine months ended December 30, 2001 and 2000 resulted from a net unrealized gain (loss) on investments in bonds of $(31,997) and $18,803, respectively.

The Local Partnerships' net loss of approximately $2,585,000 for the nine months ended September 30, 2001 was attributable to rental and other revenue of approximately $11,763,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $11,419,000 and approximately $2,929,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,781,000 for the nine months ended September 30, 2000 was attributable to rental and other revenue of approximately $11,491,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $11,368,000 and approximately $2,904,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted by all of the Properties as of December 31, 2000. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended December 30, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $72,000 for the nine months ended September 30, 2001 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of December 30, 2001, Registrant has advanced approximately $326,000, of which $29,068 was advanced during the nine months then ended, and it is expected that Registrant will make additional advances to make needed capital improvements to the Property in an effort to achieve stabilized occupancy. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency) ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by Registrant, utilizing Registrant and Local General Partner funds, to help fund the capital improvements. Registrant had advanced $150,000 as of March 30, 2001 and the Local General Partners advanced $50,000 in December 2001. An additional $50,000 is to be advanced during each of the next two years. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits were allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Golden Gates Associates, L.P. ("Golden Gates") require the management agent to defer property management fees in order to avoid a default under the mortgage. Golden Gates reported an operating deficit of approximately $49,000 for the nine months ended September 30, 2001, which includes property management fees of approximately $21,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Golden Gates, after cumulative equity losses, became zero during the year ended March 30, 1994. Golden Gates generated approximately $4.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1998.


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


Dated: February 13, 2002            /s/ Richard Paul Richman
                                    ------------------------------------------
                                    by: Richard Paul Richman
                                        President, Chief Executive Officer and
                                        Director of the general partner of the
                                        General Partner


Dated: February 13, 2002            /s/ Neal Ludeke
                                    ------------------------------------------
                                    by: Neal Ludeke
                                        Vice President and Treasurer of the
                                        general partner of the General Partner
                                        (Principal Financial and Accounting
                                        Officer of Registrant)