Form 10-K
period 2002-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2002-06-28
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 2002
                                 --------------

                                       OR

               []TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ____________

                                     0-17619
                                     -------
                            (Commission File Number)

                       American Tax Credit Properties L.P.
                       -----------------------------------
      (Exact name of registrant as specified in its governing instruments)

          Delaware                                               13-3458875
 ---------------------------                                --------------------
(State or other jurisdiction                                  (I.R.S. Employer
       of organization)                                      Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                            06830
----------------------------------                             ------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (203) 869-0900
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

       None                                            None
 -------------------                 -----------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.                             Yes X     No___
                                                                 ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                       X
                                                                ---

Registrant has no voting stock.

Documents incorporated by reference:

Part I - pages 21 through 35 and 51 through 75 of the prospectus dated May 6, 1988, as supplemented by Supplement No. 1 and Supplement No. 2 dated August 11, 1988 and September 20, 1988, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.

                                     PART I

Item 1.      Business
             --------

Formation
---------

American Tax Credit Properties L.P. ("Registrant"), a Delaware limited partnership, was formed on February 12, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant invested in nineteen such Properties, including one Property that also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the "Historic Rehabilitation Tax Credit"). Registrant considers its activity to constitute a single industry segment.

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

Competition
-----------

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 21 through 35 of the Prospectus is incorporated herein by reference.

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue
--------------------------------------------------------------------------------
Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
----------------------------------------------------------------------
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget
---------------------------------------------------------------------
Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief
------------------------------------------------------------------------------
Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community
----------------------------------------------------------------------------
Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation
-----------------------------------------------------------------------------
Act of 2001 and Job Creation and Worker Assistance Act of 2002 (collectively the
--------------------------------------------------------------------------------
"Tax Acts")
-----------

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

Employees
---------

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. An affiliate of the General Partner employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the General Partner.

Item 2.      Properties
             ----------

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted by all of the Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. In April 1997, B & V, Ltd. ("B & V") suffered its final event of recapture of Low-income Tax Credits due to a hurricane which substantially damaged the property owned by such Local Partnership and the failure of the property to be fully-rebuilt, primarily due to the non-performance of the insurance company and the resulting foreclosure action taken by the lender. In May 1998, B & V Phase I, Ltd. ("B & V Phase I") suffered an event of recapture of Low-income Tax Credits resulting from the same hurricane and a resulting foreclosure. Due to delays in the reconstruction of the complex, B & V Phase I was unable to comply with the terms of its agreement with the lender. In April 1998, Erie Associates Limited Partnership ("Erie") suffered an event of recapture as a result of a foreclosure sale directed by the lender, due to accumulated arrearages under the terms of the mortgage.

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

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 5). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service with no anticipated material adverse impact to the operating results of the Properties through the respective Compliance Periods.

             ----------------------


                                                                                           Mortgage loans
Name of Local Partnership                                   Number                         payable as of      Subsidy
Name of apartment complex                                 of rental          Capital        December 31,       (see
Apartment complex location                                  units          contribution        2001          footnotes)
--------------------------------                          ---------      ---------------   --------------   -----------

4611 South Drexel Limited Partnership
South Drexel Apartments
Chicago, Illinois                                             44          $   720,343      $ 1,307,248         (1c)

B & V, Ltd.
Homestead Apartments
Homestead, Florida                                           158            2,050,795            -- (3)

B & V Phase I, Ltd.
Gardens of Homestead
Homestead, Florida                                            97              140,000            -- (3)

Blue Hill Housing Limited Partnership
Blue Hill Housing
Grove Hall, Massachusetts                                    144            4,506,082        6,394,092         (1a)

Cityside Apartments, L.P.
Cityside Apartments
Trenton, New Jersey                                          126            6,098,988        7,473,851         (1a)

Cobbet Hill Associates Limited Partnership
Cobbet Hill Apartments
Lynn, Massachusetts                                          117            5,060,942       13,814,341         (1a&b)

Dunbar Limited Partnership
Spring Grove Apartments
Chicago, Illinois                                            100            1,518,229        4,930,310         (1a&e)

Dunbar Limited Partnership No. 2
Park View Apartments
Chicago, Illinois                                            102            1,701,849        5,257,050         (1a&e)

Erie Associates Limited Partnership
Erie Apartments                                               18              755,737            -- (3)
Springfield, Massachusetts

Federal Apartments Limited Partnership
Federal Apartments
Fort Lauderdale, Florida                                     164            2,832,224        4,956,100         (1a)

Golden Gates Associates
Golden Gates
Brooklyn, New York                                            85              879,478        4,555,277         (1b)

Grove Park Housing, A California Limited
  Partnership Grove Park Apartments
  Garden Grove, California                                   104            1,634,396        6,763,950         (1a)





Item 2.      Properties (continued)
             ----------------------

                                                                                           Mortgage loans
Name of Local Partnership                                   Number                         payable as of      Subsidy
Name of apartment complex                                 of rental          Capital        December 31,       (see
Apartment complex location                                  units          contribution        2001          footnotes)
--------------------------------                          ---------      ---------------   --------------   -----------

Gulf Shores Apartments Ltd.
Morgan Trace Apartments
Gulf Shores, Alabama                                          50            $   352,693     $ 1,475,807        (1b)

Hilltop North Associates, A Virginia Limited Partnership
Hilltop North Apartments
Richmond, Virginia                                           160              1,470,734       3,176,404        (1a)

Madison-Bellefield Associates
Bellefield Dwellings
Pittsburgh, Pennsylvania                                     158              1,047,744       3,215,528        (1a)

Pine Hill Estates Limited Partnership
Pine Hill Estates
Shreveport, Louisiana                                        110                613,499       2,198,261        (1a&d)

Santa Juanita Limited Dividend Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                                          45                313,887       1,443,590        (1a&b)

Vista del Mar Limited Dividend Partnership L.P.
Vista del Mar Apartments
Fajardo, Puerto Rico                                         152              3,097,059       5,139,920        (1a&b)

Winnsboro Homes Limited Partnership
Winnsboro Homes
Winnsboro, Louisiana                                          50                289,730       1,103,445        (1a&d)
                                                                            -----------     -----------
                                                                            $35,084,409     $73,205,174
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

     (3) The property was lost through lender's foreclosure. The Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheets of the Local Partnerships as of December 31, 2001 and 2000 in Note 5 to the financial statements.

Item 3.      Legal Proceedings
             -----------------

Registrant is not aware of any material legal proceedings.


Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related Security Holder
             Matters
             -----------------------------------------------------------------

Market Information and Holders
------------------------------

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2002 was approximately 2,597, holding 41,286 Units.

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

Distributions
-------------

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2002 and 2001.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2001 and 2000 and the cumulative Tax Credits, net of recaptured Low-income Tax Credits, allocated from inception through December 31, 2001 are as follows:

                                                   Historic            Net
                                                Rehabilitation      Low-income
                                                  Tax Credits       Tax Credits
                                                --------------     ------------

        Tax year ended December 31, 2001           $  --           $     1.10
        Tax year ended December 31, 2000              --                 2.57

        Cumulative totals                          $ 71.88         $ 1,455.38


Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,527 per Unit through December 31, 2001, net of circumstances which have given rise to, and notwithstanding future circumstances which may give rise to, recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties was fully exhausted as of December 31, 2001.

Item 6.      Selected Financial Data
             -----------------------

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.


                                                                  Years Ended March 30,
                                     -----------------------------------------------------------------------------------
                                         2002              2001             2000              1999              1998
                                     -----------       -----------       -----------       -----------       -----------

Interest and other revenue           $   165,149       $   187,488       $   207,610       $   249,174       $   261,201
                                     ===========       ===========       ===========       ===========       ===========

Equity in loss of investment
  in local partnerships              $  (102,800)      $(1,227,326)      $(1,075,642)      $(2,262,176)      $(1,484,136)
                                     ===========       ===========       ===========       ===========       ===========

Net loss                             $  (387,357)      $(1,468,424)      $(1,370,463)      $(2,543,362)      $(1,684,224)
                                     ===========       ===========       ===========       ===========       ===========

Net loss per unit of limited
  partnership interest               $     (9.29)      $    (35.21)      $    (32.86)      $    (60.99)      $    (40.39)
                                     ===========       ===========       ===========       ===========       ===========


                                                                  Years Ended March 30,
                                     -----------------------------------------------------------------------------------
                                         2002              2001             2000              1999              1998
                                     -----------       -----------       -----------       -----------       -----------

Total assets                         $ 3,058,191       $ 3,537,540       $ 4,961,826       $ 6,478,405       $ 9,011,845
                                     ===========       ===========       ===========       ===========       ===========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
             ---------------------------------------------------------------

Capital Resources and Liquidity
-------------------------------

Registrant admitted limited partners in two closings with aggregate limited partners' capital contributions of $41,286,000. In connection with the offering of the sale of units, Registrant incurred organization and offering costs of approximately $4,781,000 and established a working capital reserve of approximately $2,271,000. The remaining net proceeds of approximately $34,234,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") that own low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"); one Local Partnership owns a Property that also qualifies for the historic rehabilitation tax credit in accordance with Section 48 (g) of the Internal Revenue Code of 1986. The Net Proceeds were utilized in acquiring an interest in eighteen Local Partnerships.

As of March 30, 2002, Registrant has cash and cash equivalents and investments in bonds totaling $1,614,513, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2002, Registrant's investments in bonds represent corporate bonds of $172,574, U.S. Treasury bonds of $939,202 and U.S. government agency bonds of $279,060, with various maturity dates ranging from 2002 to 2007. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2002, Registrant received cash from interest revenue, redemptions/maturities and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and advances to a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $290,000 during the year ended March 30, 2002 (which includes a net unrealized loss on investments in bonds of approximately $97,000, the amortization of net premium on investments in bonds of approximately $20,000 and the accretion of zero coupon bonds of approximately $16,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
             ---------------------------------------------------------------

During the year ended March 30, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2001 of $102,800 and cash distributions received from Local Partnerships of $156,511 (exclusive of distributions from Local Partnerships of $18,725 classified as other income), partially offset by investments in Local Partnerships of $70,700. Payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2002 and 2001 represents accrued management and administration fees.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in local partnerships may be reduced if the book value (the "Local Partnership Carrying Value") is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 2002, 2001 and 2000 resulted in net losses of $387,357, $1,468,424 and $1,370,463, respectively. The decrease in net loss from 2001 to 2002 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $1,125,000, which decrease is primarily attributable to an increase in the nonrecognition of losses in accordance with the equity method of accounting.

The Local Partnerships' loss from operations of approximately $4,130,000 for the year ended December 31, 2001 includes depreciation and amortization expense of approximately $4,057,000 and interest on non-mandatory debt of approximately $604,000, and does not include principal payments on permanent mortgages of approximately $769,000. The Local Partnerships' loss from operations of approximately $3,610,000 for the year ended December 31, 2000 includes depreciation and amortization expense of approximately $3,906,000 and interest on non-mandatory debt of approximately $674,000, and does not include principal payments on permanent mortgages of approximately $770,000. The Local Partnerships' loss from operations of approximately $3,320,000 for the year ended December 31, 1999 includes depreciation and amortization expense of approximately $3,868,000 and interest on non-mandatory debt of approximately $665,000, and does not include principal payments on permanent mortgages of approximately $724,000. The results of operations of the Local Partnerships for the year ended December 31, 2001 are not necessarily indicative of the results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
             ---------------------------------------------------------------

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted by all of the Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future NOI and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service with no anticipated material adverse impact to the operating results of the Properties through the respective Compliance Periods.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $87,000 for the year ended December 31, 2001 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of March 30, 2002, Registrant has advanced approximately $368,000, of which $70,700 was advanced during the year then ended, and it is expected that Registrant will make additional advances to make needed capital improvements to the Property in an effort to achieve stabilized occupancy. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
             ---------------------------------------------------------------

The terms of the partnership agreement of Federal Apartments Limited Partnership ("Federal") require the Local General Partner to defer property management fees in order to avoid a default under the mortgage. As of June 2002, Federal is approximately three months in arrears on its mortgage payments, including escrow deposits, and is therefore in default under the terms of its mortgage. Federal incurred an operating deficit of approximately $23,000 for the year ended December 31, 2001, which includes property management fees of approximately $82,000. The Local General Partner is currently conducting negotiations with the lender in an effort to remedy the arrearage and to reach an agreement regarding the timing and level of certain Property improvements that the lender has mandated. The Local General Partner has made cumulative advances in excess of $1,000,000 to Federal throughout the term of Registrant's investment in Federal. There can be no assurance that the outstanding issues will be resolved and the mortgage remains in default. Registrant's investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997. Federal generated approximately $14.1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

The terms of the partnership agreement of Gulf Shores Apartments Ltd. ("Gulf Shores") require the management agent to defer property management fees in order to avoid a default under the mortgage. Gulf Shores reported an operating deficit of approximately $29,000 for the year ended December 31, 2001, which includes property management fees of approximately $19,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Gulf Shores, after cumulative equity losses, became zero during the year ended March 30, 1996. Gulf Shores generated approximately $1.6 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency) ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through December 31, 2001, Cobbet has accumulated approximately $1,128,000 of debt service arrearages. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by Registrant, utilizing Registrant and Local General Partner funds, to help fund the capital improvements. Registrant advanced $150,000 as of March 30, 2001; the Local General Partners have or will advance a matching $150,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. However, the Compliance Period ends December 31, 2003. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits were allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
             ---------------------------------------------------------------

Inflation
---------

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Critical Accounting Policies and Estimates
------------------------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

     o Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant cannot control the operations of a Local Partnership.

     o If the book value of Registrant's investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.


Recent Accounting Pronouncement Not Yet Adopted
-----------------------------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS No. 144 supersedes and provides additional clarification under the guidelines established by SFAS No. 121. Registrant does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.


Item 7A. Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8.      Financial Statements and Supplementary Data
             -------------------------------------------


                                Table of Contents
                                -----------------
                                                                           Page
                                                                           ----

Independent Auditors' Report.................................................14

Balance Sheets...............................................................15

Statements of Operations.....................................................16

Statements of Changes in Partners' Equity (Deficit)..........................17

Statements of Cash Flows.....................................................18

Notes to Financial Statements................................................20




No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT



To the Partners
American Tax Credit Properties L.P.

        We have audited the accompanying balance sheets of American Tax Credit Properties L.P. as of March 30, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 20, 2002


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2002 AND 2001


                                                               Notes         2002          2001
                                                               -----     -----------    -----------
ASSETS

Cash and cash equivalents                                         3,9    $   223,677    $    77,589
Investments in bonds                                          4,5,8,9      1,390,836      1,827,390
Investment in local partnerships                                  5,8      1,398,685      1,587,296
Interest receivable                                                 9         44,993         45,265
                                                                         -----------    -----------

                                                                         $ 3,058,191    $ 3,537,540
                                                                         ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses                                    $    57,552    $    56,896
Payable to general partner and affiliates                         6,8         78,999         74,664
                                                                         -----------    -----------

                                                                             136,551        131,560
                                                                         -----------    -----------
Commitments and contingencies                                     5,8

Partners' equity (deficit)                                        2,4

  General partner                                                           (336,604)      (332,730)
  Limited partners (41,286 units of limited partnership
    interest outstanding)                                                  3,246,144      3,629,627
  Accumulated other comprehensive income, net                                 12,100        109,083
                                                                         -----------    -----------

                                                                           2,921,640      3,405,980
                                                                         -----------    -----------

                                                                         $ 3,058,191    $ 3,537,540
                                                                         ===========    ===========


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2002, 2001 and 2000


                                                         Notes        2002             2001              2000
                                                         -----    ------------      -----------       -----------
REVENUE

Interest                                                          $   146,424       $   160,013       $   185,135
Other income from local partnerships                                   18,725            27,475            22,475
                                                                  -----------       -----------       -----------

TOTAL REVENUE                                                         165,149           187,488           207,610
                                                                  -----------       -----------       -----------

EXPENSES

Administration fees                                        6,8        183,723           183,723           183,723
Management fee                                             6,8        175,466           175,466           175,466
Professional fees                                                      60,002            47,155           103,141
Printing, postage and other                                            30,515            22,242            40,101
                                                                  -----------       -----------       -----------

TOTAL EXPENSES                                                        449,706           428,586           502,431
                                                                  -----------       -----------       -----------

Loss from operations                                                 (284,557)         (241,098)         (294,821)

Equity in loss of investment in local partnerships           5       (102,800)       (1,227,326)       (1,075,642)
                                                                  -----------       -----------       -----------

NET LOSS                                                             (387,357)       (1,468,424)       (1,370,463)

Other comprehensive income (loss)                            4        (96,983)           39,785          (137,764)
                                                                  -----------       -----------       -----------

COMPREHENSIVE LOSS                                                $  (484,340)      $(1,428,639)      $(1,508,227)
                                                                  ===========       ===========       ===========

NET LOSS ATTRIBUTABLE TO                                     2

     General partner                                              $    (3,874)      $   (14,684)      $   (13,705)
     Limited partners                                                (383,483)       (1,453,740)       (1,356,758)
                                                                  -----------       -----------       -----------

                                                                  $  (387,357)      $(1,468,424)      $(1,370,463)
                                                                  ===========       ===========       ===========

NET LOSS per unit of limited partnership
     interest (41,286 units of limited partnership
     interest)                                                    $     (9.29)      $    (35.21)      $    (32.86)
                                                                  ===========       ===========       ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2002, 2001 and 2000


                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                      General           Limited           Income (Loss),
                                                      Partner           Partners              Net              Total
                                                   ------------       -----------        --------------     -----------

Partners' equity (deficit), March 30, 1999         $  (304,341)       $ 6,440,125        $   207,062        $ 6,342,846

Net loss                                               (13,705)        (1,356,758)                           (1,370,463)

Other comprehensive loss, net                                                               (137,764)          (137,764)
                                                   ------------       -----------        -----------        -----------

Partners' equity (deficit), March 30, 2000            (318,046)         5,083,367             69,298          4,834,619

Net loss                                               (14,684)        (1,453,740)                           (1,468,424)

Other comprehensive income, net                                                               39,785             39,785

                                                   ------------       -----------        -----------        -----------

Partners' equity (deficit), March 30, 2001            (332,730)         3,629,627            109,083          3,405,980

Net loss                                                (3,874)          (383,483)                             (387,357)

Other comprehensive loss, net                                                                (96,983)           (96,983)
                                                   ------------       -----------        -----------        -----------

Partners' equity (deficit), March 30, 2002         $  (336,604)       $ 3,246,144        $    12,100        $ 2,921,640
                                                   ===========        ===========        ===========        ===========


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2002, 2001 and 2000

                                                                   2002               2001               2000
                                                                 ---------          ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                $ 152,482          $ 186,117          $ 212,384
Cash paid for
    administration fees                                           (179,388)          (183,718)          (160,665)
    management fee                                                (175,466)          (175,466)          (175,466)
    professional fees                                              (58,538)           (44,745)          (136,751)
    printing, postage and other expenses                           (31,323)           (20,304)           (37,901)
                                                                 ---------          ---------          ---------

Net cash used in operating activities                             (292,233)          (238,116)          (298,399)
                                                                 ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                         175,236            119,657            161,815
Investment in local partnerships                                   (70,700)          (311,351)          (181,536)
Investments in bonds (includes accrued interest of $1,636,        (259,215)          (256,438)          (257,559)
    $482 and $0)
Maturity/redemption and sale of bonds                              593,000            702,474            550,810
                                                                 ---------          ---------          ---------

Net cash provided by investing activities                          438,321            254,342            273,530
                                                                 ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents               146,088             16,226            (24,869)

Cash and cash equivalents at beginning of year                      77,589             61,363             86,232
                                                                 ---------          ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 223,677          $  77,589          $  61,363
                                                                 =========          =========          =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net              $ (96,983)         $  39,785          $(137,764)
                                                                 =========          =========          =========

------------------------------------------------------------------------------------------------------------------

See reconciliation of net loss to net cash used in operating activities on page 19.



                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2002, 2001 and 2000

                                                                2002                2001                 2000
                                                            ------------         -----------          -----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                    $  (387,357)         $(1,468,424)         $(1,370,463)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local partnerships            102,800            1,227,326            1,075,642
  Loss on redemption and sale of bonds                                                15,316                8,596
  Distributions from local partnerships classified as
    other income                                                (18,725)             (27,475)             (22,475)
  Amortization of net premium on investments in bonds            20,429               22,361               27,461
  Accretion of zero coupon bonds                                (16,279)             (16,279)             (16,324)
  Decrease in interest receivable                                 1,908                4,706                7,516
  Increase (decrease) in accounts payable and accrued
    expenses                                                        656                4,348              (39,150)
  Increase in due to general partner and affiliates               4,335                    5               30,798
                                                            -----------          -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                       $  (292,233)         $  (238,116)         $  (298,399)
                                                            ===========          ===========          ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2002, 2001 and 2000


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

The Partnership regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Advances made to Local Partnerships are recorded as investments in local partnerships. Such advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing. The Partnership recognizes additional equity in loss of investment in local partnerships to the extent of such advances.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 and 2000


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

Recent Accounting Pronouncement Not Yet Adopted

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS No. 144 supersedes and provides additional clarification under the guidelines established by SFAS No. 121. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 and 2000


3.   Cash and Cash Equivalents

As of March 30, 2002, the Partnership has $223,677 in cash and cash equivalents that are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

4.   Investments in Bonds

The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances that may arise in connection with the Local Partnerships. Such bonds include $253,000 restricted in connection with a Local Partnership's outstanding letter of credit (see Note
8). Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

As of March 30, 2002, certain information concerning investments in bonds is as follows:


                                                                 Gross               Gross             Estimated
                                            Amortized          unrealized          unrealized            fair
    Description and maturity                  cost               gains               losses              value
    ------------------------               ----------          ----------         -----------         ----------

Corporate debt securities
  After one year through five years        $   218,434        $     6,177         $   (52,037)        $   172,574
                                           -----------        -----------         -----------         -----------
U.S. Treasury debt securities
  Within one year                              395,541              7,932              (4,538)            398,935
  After one year through five years            485,929             54,338                --               540,267
                                           -----------        -----------         -----------         -----------

                                               881,470             62,270              (4,538)            939,202
                                           -----------        -----------         -----------         -----------

U.S. government and agency securities
  After five years through ten years           278,832                228                --               279,060
                                           -----------        -----------         -----------         -----------

                                           $ 1,378,736        $    68,675         $   (56,575)        $ 1,390,836
                                           ===========        ===========         ===========         ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 and 2000


4.   Investments in Bonds (continued)

As of March 30, 2001, certain information concerning investments in bonds is as follows:


                                                                Gross               Gross            Estimated
                                           Amortized          unrealized          unrealized           fair
    Description and maturity                 cost               gains               losses             value
    ------------------------              ----------         -----------         -----------       -----------

Corporate debt securities
  After one year through five years       $  198,946         $    3,529         $     --           $  202,475
  After five years through ten years          25,330              1,606               --               26,936
                                          -----------        -----------        -----------        ----------

                                             224,276              5,135               --              229,411
                                          -----------        -----------        -----------        ----------

U.S. Treasury debt securities
  Within one year                            599,544             15,043               --              614,587
  After one year through five years          631,934             85,027               --              716,961
                                         -----------        -----------        -----------         ----------

                                           1,231,478            100,070               --            1,331,548
                                         -----------        -----------        -----------         ----------

U.S. government and agency securities
  After five years through ten years         262,553              3,878               --              266,431
                                         -----------        -----------        -----------         ----------

                                         $ 1,718,307         $  109,083         $     --           $1,827,390
                                         ===========         ==========        ===========         ==========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.   Investment in Local Partnerships

As of March 30, 2002, the Partnership owns a limited partnership interest in the following Local Partnerships:

 1.  4611 South Drexel Limited Partnership ("South Drexel");
 2.  Blue Hill Housing Limited Partnership;
 3.  Cityside Apartments, L.P.*;
 4.  Cobbet Hill Associates Limited Partnership ("Cobbet")*;
 5.  Dunbar Limited Partnership;
 6.  Dunbar Limited Partnership No. 2;
 7.  Federal Apartments Limited Partnership;
 8.  Golden Gates Associates;
 9.  Grove Park Housing, A California Limited Partnership;
10.  Gulf Shores Apartments Ltd.;
11.  Hilltop North Associates, A Virginia Limited Partnership ("Hilltop");
12.  Madison-Bellefield Associates;
13.  Pine Hill Estates Limited Partnership;
14.  Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita");
15.  Vista del Mar Limited Dividend Partnership L.P.; and
16.  Winnsboro Homes Limited Partnership.

     *An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $35,084,409, which includes advances to certain Local Partnerships. As of December 31, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $73,205,000 and accrued interest payable on such loans totaling approximately $5,001,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $3,932,727, $2,283,151 and $2,187,634 for the years ended December 31, 2001,
2000 and 1999, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 and 2000


5.   Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2001 and 2000 are as follows:


                                                                   2001                2000
                                                               ------------        ------------
ASSETS

Cash and cash equivalents                                      $  1,907,632        $  1,074,364
Rents receivable                                                    197,661             273,522
Escrow deposits and reserves                                      3,806,701           2,848,934
Land                                                              3,850,061           3,850,061
Buildings and improvements (net of accumulated
  depreciation of $48,329,545 and $44,487,757)                   58,998,432          62,267,223

Intangible assets (net of accumulated amortization of
  $816,495 and $713,563)                                          1,545,008           1,631,350
Other assets                                                        890,918           1,052,996
                                                               ------------        ------------
                                                               $ 71,196,413        $ 72,998,450
                                                               ============        ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                        $  1,486,791        $  1,229,514
  Due to related parties                                          5,942,957           5,611,676
  Mortgage loans                                                 73,205,174          72,172,107
  Notes payable                                                     932,414           1,058,608
  Accrued interest                                                5,000,658           4,326,235
  Other liabilities                                                 345,235             335,650
                                                               ------------        ------------

                                                                 86,913,229          84,733,790
                                                               ------------        ------------

Partners' equity (deficit)

  American Tax Credit Properties L.P.
    Capital contributions, net of distributions                  34,019,701          34,079,578
    Cumulative loss
                                                                (31,707,036)        (31,604,236)
                                                               ------------        ------------

                                                                  2,312,665           2,475,342
                                                               ------------        ------------

  General partners and other limited partners
    Capital contributions, net of distributions                     599,854             391,416
    Cumulative loss
                                                                (18,629,335)        (14,602,098)
                                                               ------------        ------------

                                                                (18,029,481)        (14,210,682)
                                                               ------------        ------------

                                                                (15,716,816)        (11,735,340)
                                                               ------------        ------------

                                                               $ 71,196,413        $ 72,998,450
                                                               ============        ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 and 2000


5.   Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                                2001              2000               1999
                                                                ----              ----               ----
REVENUE

Rental                                                      $ 15,038,216       $ 15,228,268       $ 15,259,179
Interest and other                                               443,442            421,752            381,424
                                                            ------------       ------------       ------------

Total Revenue                                                 15,481,658         15,650,020         15,640,603
                                                            ------------       ------------       ------------

EXPENSES

Administrative                                                 2,480,935          2,473,170          2,382,660
Utilities                                                      1,670,023          1,303,193          1,264,440
Operating and maintenance                                      3,575,925          3,444,099          3,177,835
Taxes and insurance                                            1,801,691          1,834,841          1,770,920
Financial                                                      6,026,087          6,298,606          6,497,506
Depreciation and Amortization                                  4,057,034          3,906,334          3,867,536
                                                            ------------       ------------       ------------

Total Expenses                                                19,611,695         19,260,243         18,960,897
                                                            ------------       ------------       ------------

NET LOSS                                                    $ (4,130,037)      $ (3,610,223)      $ (3,320,294)
                                                            ============       ============       ============

NET LOSS ATTRIBUTABLE TO

   American Tax Credit Properties L.P.                      $   (102,800)      $ (1,227,326)      $ (1,075,642)
   General partners and other limited
    partners, which includes specially allocated
      items of net revenue to certain general
      partners of $8,273 in 1999, and Partnership
      loss in excess of investment of $3,932,727,
      $2,283,151 and $2,187,634                               (4,027,237)        (2,382,897)        (2,224,652)
                                                            ------------       ------------       ------------

                                                            $ (4,130,037)      $ (3,610,223)      $ (3,320,294)
                                                            ============       ============       ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 and 2000


5.   Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2002 is as follows:


                                                                                                     Cash
                                                                 Partnership's      Cash         distributions
                               Investment                         equity in      distributions   classified as     Investment
                               in Local          Investments     income (loss)     received      other income       in Local
                               Partnership       during the      for the year   during the year  during the year   Partnership
                               balance as        year ended         ended           ended            ended        balance as of
                              of March 30,        March 30,      December 31,      March 30,        March 30,       March 30,
Name of Local Partnership        2001               2002             2001            2002             2002            2002
-------------------------     ------------      -----------     -------------    -------------    -------------   -------------

4611 South Drexel Limited
 Partnership                  $      --         $    70,700     $  (70,700)(2)   $     --          $     --        $       --
Blue Hill Housing Limited
 Partnership                    1,190,764              --          (98,622)       (156,511)              --            935,631
Cityside Apartments, L.P.            --                --             --   (1)         --                --                --
Cobbet Hill Associates
 Limited Partnership             (150,000)(3)          --          150,000 (3)         --                --                --
Dunbar Limited Partnership           --                --             --   (1)      (5,000)             5,000              --
Dunbar Limited Partnership
 No. 2                               --                --             --   (1)      (5,000)             5,000              --
Federal Apartments Limited
 Partnership                         --                --             --   (1)        --                 --                --
Golden Gates Associates              --                --             --   (1)        --                 --                --
Grove Park Housing, A
 California Limited
 Partnership                         --                --             --   (1)        --                 --                --
Gulf Shores Apartments Ltd.          --                --             --   (1)      (2,475)             2,475              --
Hilltop North Associates,
 A Virginia Limited
 Partnership                         --                --             --   (1)        --                 --                --
Madison-Bellefield
 Associates                       500,721              --          (54,876)           --                 --            445,845
Pine Hill Estates Limited
 Partnership                         --                --             --   (1)      (5,000)             5,000              --
Santa Juanita Limited
 Dividend Partnership L.P.         45,811              --          (28,602)           --                 --             17,209

Vista del Mar Limited
 Dividend Partnership L.P.           --                --             --   (1)        --                 --                --
Winnsboro Homes Limited
 Partnership                         --                --             --   (1)      (1,250)             1,250              --

                              $ 1,587,296     $    70,700      $  (102,800)    $  (175,236)       $    18,725       $1,398,685
                              ===========     ===========      ===========     ===========        ===========       ==========


(1) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

(2) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(3) The Partnership's investment balance was negative as a result of an outstanding commitment of the Partnership on behalf of the Local Partnership, which commitment was later reduced to zero (see Note 1).

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 and 2000


5.   Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2001 is as follows:


                                                                                                  Cash
                                                            Partnership's       Cash          distributions
                               Investment                    equity in       distributions    classified as      Investment
                               in Local       Investments     (loss)           received        other income       in Local
                               Partnership    during the    for the year    during the year   during the year    Partnership
                               balance as     year ended       ended            ended             ended         balance as of
                              of March 30,     March 30,     December 31,      March 30,         March 30,        March 30,
Name of Local Partnership        2000            2001           2000             2001              2001             2001
-------------------------     ------------   -----------   --------------    -------------    -------------    -------------

4611 South Drexel Limited
 Partnership                  $      --     $   148,484    $  (148,484) (2)   $        --      $      --        $      --
Blue Hill Housing Limited
 Partnership                    1,429,239          --         (162,968)            (75,507)           --          1,190,764
Cityside Apartments, L.P.         389,881          --         (389,881) (2)            --             --               --
Cobbet Hill Associates
 Limited Partnership                 --         150,000       (300,000) (3)            --             --           (150,000)(3)
Dunbar Limited Partnership           --            --             --    (1)         (2,500)         2,500             --
Dunbar Limited Partnership
 No. 2                               --            --             --    (1)         (2,500)         2,500             --
Federal Apartments Limited
 Partnership                         --            --             --    (1)         (5,000)         5,000             --
Golden Gates Associates              --            --             --    (1)         (2,500)         2,500             --
Grove Park Housing, A
 California Limited
 Partnership                         --            --             --    (1)           --             --               --
Gulf Shores Apartments Ltd.          --            --             --    (1)         (2,475)         2,475             --
Hilltop North Associates,
 A Virginia Limited                  --          12,867        (12,867) (2)           --             --               --
 Partnership
Madison-Bellefield
 Associates                       606,794          --          (89,398)            (16,675)          --             500,721
Pine Hill Estates Limited
 Partnership                         --            --             --    (1)        (10,000)        10,000             --
Santa Juanita Limited
 Dividend Partnership L.P.         80,056          --          (34,245)               --             --              45,811

Vista del Mar Limited
 Dividend Partnership L.P.         89,483          --          (89,483)               --             --               --
Winnsboro Homes Limited
 Partnership                         --            --             --    (1)         (2,500)         2,500             --
                              -----------    -----------   -----------         -----------    -----------        ----------

                              $ 2,595,453    $   311,351   $(1,227,326)        $  (119,657)   $    27,475        $1,587,296
                              ===========    ===========   ============        ===========    ===========        ==========


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 and 2000


5.   Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2001 is as follows:


                                                         Mortgage                        Buildings and      Accumulated
Name of Local Partnership                             loans payable        Land          improvements       depreciation
-------------------------                             -------------    ------------     -------------      -------------

4611 South Drexel Limited Partnership                $   1,307,248     $     64,408     $   1,851,813      $    (756,090)
Blue Hill Housing Limited Partnership                    6,394,092          111,325        10,902,347         (4,482,697)
Cityside Apartments, L.P.                                7,473,851          131,591        13,786,099         (6,187,469)
Cobbet Hill Associates Limited Partnership              13,814,341          504,683        16,409,900         (7,762,608)
Dunbar Limited Partnership                               4,930,310          117,126         6,035,860         (2,684,809)
Dunbar Limited Partnership No. 2                         5,257,050          131,920         6,755,247         (3,073,331)
Federal Apartments Limited Partnership                   4,956,100          279,750         8,578,763         (3,991,262)
Golden Gates Associates                                  4,555,277           29,585         5,821,145
                                                                                                              (2,834,650)
Grove Park Housing, A California Limited                 6,763,950          956,952         7,676,667         (3,381,808)
  Partnership
Gulf Shores Apartments Ltd.                              1,475,807          172,800         1,768,657           (851,316)
Hilltop North Associates, A Virginia Limited
  Partnership                                            3,176,404          240,514         5,008,146         (1,865,338)
Madison-Bellefield Associates                            3,215,528          245,000         5,763,613         (2,762,440)
Pine Hill Estates Limited Partnership                    2,198,261           40,000         3,923,925         (1,800,919)
Santa Juanita Limited Dividend Partnership L.P.          1,443,590          228,718         2,429,898         (1,023,187)
Vista del Mar Limited Dividend Partnership L.P.          5,139,920          565,689         8,790,082         (4,062,213)
Winnsboro Homes Limited Partnership                      1,103,445           30,000         1,825,815           (809,408)
                                                     -------------     ------------     -------------      -------------

                                                     $  73,205,174     $  3,850,061     $ 107,327,977      $ (48,329,545)
                                                     =============     ============     =============      =============


Property information for each Local Partnership as of December 31, 2000 is as follows:


                                                         Mortgage                        Buildings and      Accumulated
Name of Local Partnership                             loans payable        Land          improvements       depreciation
-------------------------                             -------------    ------------     -------------      -------------

4611 South Drexel Limited Partnership                $   1,322,244     $      64,408     $   1,851,813      $    (684,767)
Blue Hill Housing Limited Partnership                    6,431,587           111,325        10,902,347         (4,217,863)
Cityside Apartments, L.P.                                7,569,351           131,591        13,786,099         (5,685,545)
Cobbet Hill Associates Limited Partnership              13,865,213           504,683        16,303,843         (7,146,551)
Dunbar Limited Partnership                               3,962,219           117,126         6,007,797         (2,457,220)
Dunbar Limited Partnership No. 2                         4,538,307           131,920         6,650,515         (2,816,617)
Federal Apartments Limited Partnership                   5,033,037           279,750         8,494,841         (3,641,161)
Golden Gates Associates                                  4,580,629            29,585         5,821,145         (2,627,388)
Grove Park Housing, A California Limited                 6,807,072           956,952         7,676,667         (3,102,688)
  Partnership
Gulf Shores Apartments Ltd.                              1,479,818           172,800         1,750,427           (789,029)
Hilltop North Associates, A Virginia Limited
  Partnership                                            3,215,052           240,514         5,008,146         (1,715,765)
Madison-Bellefield Associates                            3,318,389           245,000         5,692,853         (2,542,653)
Pine Hill Estates Limited Partnership                    2,261,644            40,000         3,911,100         (1,647,847)
Santa Juanita Limited Dividend Partnership L.P.          1,456,361           228,718         2,363,130           (933,383)
Vista del Mar Limited Dividend Partnership L.P.          5,197,534           565,689         8,709,405         (3,739,416)
Winnsboro Homes Limited Partnership                      1,133,650            30,000         1,824,852           (739,864)
                                                     -------------     ------------     -------------      -------------

                                                     $  72,172,107     $   3,850,061     $ 106,754,980      $ (44,487,757)
                                                     =============     ============     =============      =============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 and 2000


5.   Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2001 is as follows:


                                                          Net change
                                                        during the year
                                    Balance as of           ended             Balance as of
                                  December 31, 2000    December 31, 2001    December 31, 2001
                                  -----------------    -----------------    -----------------

Land                                $   3,850,061        $        --          $   3,850,061
Buildings and improvements            106,754,980              572,997          107,327,977
                                    -------------        -------------        -------------
                                      110,605,041              572,997          111,178,038
Accumulated depreciation              (44,487,757)          (3,841,788)         (48,329,545)
                                    -------------        -------------        -------------

                                    $  66,117,284        $  (3,268,791)       $  62,848,493
                                    =============        =============        =============


Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through December 31, 2001, Cobbett has accumulated approximately $1,128,000 of debt service arrearages. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by the Partnership, utilizing Partnership and Local General Partner funds, to help fund the capital improvements. The Partnership advanced $150,000 as of March 30, 2001; the Local General Partners have or will advance a matching $150,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

The Partnership advanced $70,700 and $148,484 during the years ended March 30, 2002 and 2001, respectively, to South Drexel to fund operating deficits, which includes making necessary capital improvements to the property. Cumulative advances as of March 30, 2002 are $367,910. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1).

The Partnership advanced $12,867 during the year ended March 30, 2001 to Hilltop to fund operating deficits, which includes making necessary capital improvements to the property. Cumulative advances as of March 30, 2002 are $56,210. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see
Note 1).

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 and 2000


6.   Transactions with General Partner and Affiliates

For the years ended March 30, 2002, 2001 and 2000, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:


                                           2002                        2001                        2000
                                   ----------------------      ----------------------       ----------------------
                                     Paid       Incurred         Paid       Incurred         Paid       Incurred
                                   ---------    --------       ---------    --------        --------    ---------

Management fee (see Note 8)         $175,466     $175,466       $175,466     $175,466       $175,466     $175,466

Administration fees (see             179,388      183,723        183,718      183,723          6,494       37,292
Note 8)


For the years ended December 31, 2001, 2000 and 1999, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:


                                           2001                        2000                        1999
                                   ----------------------      ----------------------       ---------------------
                                     Paid       Incurred         Paid       Incurred         Paid       Incurred
                                   ---------    --------       ---------    --------        --------    ---------

 Property management fees           $139,487     $101,228       $ 75,004     $ 83,354       $110,593     $124,811

 Insurance and other services         97,256       92,119         74,862      118,918         93,289       82,786

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


7.   Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2002, 2001 and 2000 to the tax return net loss for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                          2002               2001                2000
                                                      -----------         -----------         -----------

Financial statement net loss for the
   years ended March 30, 2002, 2001 and 2000          $  (387,357)        $(1,468,424)        $(1,370,463)

Add (less) net transactions occurring between
   January 1, 1999 to March 30, 1999                         --                  --               (56,816)
   January 1, 2000 to March 30, 2000                         --               (65,927)             65,927
   January 1, 2001 to March 30, 2001                      (92,406)             92,406                --
   January 1, 2002 to March 30, 2002                       49,584                --                  --

Adjusted financial statement net loss for
  the years ended December 31, 2001, 2000
  and 1999                                               (430,179)         (1,441,945)         (1,361,352)

Differences arising from equity in loss
  of investment in local partnerships                  (3,282,497)         (2,353,893)         (1,614,232)

Other income from local partnerships                      (12,475)            (12,500)            (33,238)

Administration fees deductible when                        (2,159)               --                  --
  paid

Other differences                                          (5,944)             10,177              (1,638)

Tax return net loss for the years
  ended December 31, 2001, 2000 and 1999              $(3,733,254)        $(3,798,161)        $(3,010,460)
                                                      ===========         ===========         ===========


The differences between the investment in local partnerships for tax return and financial reporting purposes as of December 31, 2001 and 2000 are as follows:

                                                       2001            2000
                                                   ------------   -------------
Investment in local partnerships - financial
  reporting                                        $  1,357,053    $  1,519,730
Investment in local partnerships - tax              (13,736,989)    (10,629,662)

                                                   $ 15,094,042    $ 12,149,392
                                                   ============    ============

Payable to general partner in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


8.   Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") in the amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership. the Partnership incurred a Management Fee of $175,466 for each of the three years ended March 30, 2002. Unpaid Management Fees in the amount of $43,861 are recorded as payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2002 and 2001.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee ("Additional Administration Fee") in the amount of $30,965 for administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years ended March 30, 2002. Such amounts are aggregated and reflected under the caption administration fees in the accompanying statements of operations. Unpaid Administration Fees in the amount of $35,138 and $30,803 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2002 and 2001, respectively.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based
Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service with no anticipated material adverse impact to the operating results of the Properties through the respective Compliance Periods.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


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

The estimated fair value of the Partnership's financial instruments as of March 30, 2002 and 2001 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax. The executive officers and directors of Richman Tax are:

                             Served in present
Name                         capacity since 1                Position held
----                         -----------------               -------------

Richard Paul Richman         February 10, 1988               Director
David A. Salzman             February 2, 2001                President
Neal Ludeke                  February 10, 1988               Vice President and
                                                               Treasurer
Gina S. Dodge                February 10, 1988               Secretary


--------------------------------------------------------------------------------
1 Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.


Richard Paul Richman, age 54, is the sole Director of Richman Tax. Mr. Richman is the Chairman and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 41, is the President of Richman Tax and is a minority stockholder and the President of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication for Richman Group.

Neal Ludeke, age 44, is a Vice President and Treasurer of Richman Tax. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina S. Dodge, age 46, is the Secretary of Richman Tax. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.


Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any remuneration. During the year ended March 30, 2002, Richman Tax did not pay any remuneration to any of its officers or its director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Dominion Capital Inc., having the mailing address 120 Tredegar Street, Richmond, Virginia 23219, is the owner of 2,800 Units, representing approximately 6.8% of all such Units. As of May 31, 2002, no person or entity, other than Dominion Capital Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax is wholly-owned by Richard Paul Richman.


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

Transactions with General Partner and Affiliates

The net tax losses and net Low-income Tax Credits generated by Registrant during the year ended December 31, 2001 allocated to the General Partner were $37,332 and $460, respectively. The net tax losses and net Low-income Tax Credits generated by the General Partner during the year ended December 31, 2001 (from the allocation of Registrant discussed above) and allocated to Richman Tax were $25,386 and $312, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2002.

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

      10.1         4611 South Drexel Limited Partnership Agreement of Limited            Exhibit 10.3 to Form 10-Q Report
                   Partnership                                                           dated December 30, 1989
                                                                                         (File No. 0-17619)

      10.2         B & V, Ltd. Fourth Amended and Restated Agreement and Certificate     Exhibit 10.3 to Form 8-K Report
                   of Limited Partnership                                                dated January 17, 1989
                                                                                         (File No. 33-20391)

      10.3         B & V Phase I, Ltd. Amended and Restated Agreement of Limited         Exhibit 10.1 to Form 10-Q Report
                   Partnership                                                           dated September 29, 1994
                                                                                         (File No. 0-17619)

      10.4         B & V Phase I, Ltd. Assignment of Partnership Interests, Assumption   Exhibit 10.4 to Form 10-K Report
                   of Responsibilities, and                                              dated March 30, 1997
                   Waiver of Conditions                                                  (File No. 0-17619)

      10.5         Blue Hill Housing Limited Partnership Amended and Restated            Exhibit 10.7 to Form 8-K Report
                   Agreement and Certificate of Limited Partnership                      dated January 17, 1989
                                                                                         (File No. 33-20391)

      10.6         Cityside Apartments, L.P. Amended and Restated Agreement of Limited   Exhibit 10.3 to Form 10-K Report
                   Partnership                                                           dated March 30, 1990
                                                                                         (File No. 0-17619)

      10.7         Amendment No. 1 to Cityside Apartments, L.P. Amended and Restated     Exhibit 10.4 to Form 10-K Report
                   Agreement of Limited Partnership                                      dated March 30, 1992
                                                                                         (File No. 0-17619)

      10.8         Amendment No. 2 to Cityside Apartments, L.P. Amended and Restated     Exhibit 10.5 to Form 10-K Report
                   Agreement of Limited Partnership                                      dated March 30, 1992
                                                                                         (File No. 0-17619)




                                                                                                Incorporated by
                            Exhibit                                                              Reference to
                            -------                                                              ------------

      10.9         Amendment No. 3 to Cityside Apartments, L.P. Amended and Restated     Exhibit 10.6 to Form 10-K Report
                   Agreement of Limited Partnership                                      dated March 30, 1992
                                                                                         (File No. 0-17619)

      10.10        Cobbet Hill Associates Limited Partnership Amended and Restated       Exhibit 10.4 to Form 10-K Report
                   Agreement and Certificate of Limited Partnership                      dated March 30, 1990
                                                                                         (File No. 0-17619)

      10.11        Cobbet Hill Associates Limited Partnership First Amendment to         Exhibit 10.8 to Form 10-K Report
                   Amended and Restated Agreement and Certificate of Limited             dated March 30, 1993
                   Partnership                                                           (File No. 0-17619)

      10.12        Cobbet Hill Associates Limited Partnership Second Amendment to the    Exhibit 10.9 to Form 10-K Report
                   Amended and Restated Agreement and Certificate of Limited             dated March 30, 1993
                   Partnership                                                           (File No. 0-17619)

      10.13        Dunbar Limited Partnership Second Amended and Restated Agreement of   Exhibit 10.5 to Form 10-K Report
                   Limited Partnership                                                   dated March 30, 1990
                                                                                         (File No. 0-17619)

      10.14        Dunbar Limited Partnership No. 2 Second Amended and Restated          Exhibit 10.6 to Form 10-K Report
                   Agreement of Limited Partnership                                      dated March 30, 1990
                                                                                         (File No. 0-17619)

      10.15        Erie Associates Limited Partnership Amended and Restated Agreement    Exhibit 10.2 to Form 10-K Report
                   and Certificate of Limited Partnership                                dated March 30, 1989
                                                                                         (File No. 33-20391)

      10.16        Federal Apartments Limited Partnership Amended and Restated           Exhibit 10.8 to Form 10-K Report
                   Agreement of Limited Partnership                                      dated March 30, 1990
                                                                                         (File No. 0-17619)

      10.17        First Amendment to Federal Apartments Limited Partnership Amended     Exhibit 10.14 to Form 10-K Report
                   and Restated Agreement of Limited Partnership                         dated March 30, 1993
                                                                                         (File No. 0-17619)

      10.18        Second Amendment to Federal Apartments Limited Partnership Amended    Exhibit 10.15 to Form 10-K Report
                   and Restated Agreement of Limited Partnership                         dated March 30, 1993
                                                                                         (File No. 0-17619)

      10.19        Golden Gates Associates Amended and Restated Agreement of Limited     Exhibit 10.1 to Form 8-K Report
                   Partnership                                                           dated January 17, 1989
                                                                                         (File No. 33-20391)

      10.20        Grove Park Housing, A California Limited Partnership Amended and      Exhibit 10.10 to Form 10-K Report
                   Restated Agreement of Limited Partnership                             dated March 30, 1990
                                                                                         (File No. 0-17619)





                                                                                                Incorporated by
                            Exhibit                                                              Reference to
                            -------                                                              ------------

      10.21        Gulf Shores Apartments Ltd. Amended and Restated Agreement and        Exhibit 10.3 to Form 10-K Report
                   Certificate of Limited Partnership                                    dated March 30, 1989
                                                                                         (File No. 33-20391)

      10.22        Hilltop North Associates, A Virginia Limited Partnership Amended      Exhibit 10.12 to Form 10-K Report
                   and Restated Agreement of Limited Partnership                         dated March 30, 1990
                                                                                         (File No. 0-17619)

      10.23        Madison-Bellefield Associates Amended and Restated Agreement and      Exhibit 10.2 to Form 8-K Report
                   Certificate of Limited Partnership                                    dated January 17, 1989
                                                                                         (File No. 33-20391)

      10.24        Amended and Restated Articles of Partnership in Commendam of Pine     Exhibit 10.2 to Form 10-Q Report
                   Hill Estates Limited Partnership                                      dated December 30, 1989
                                                                                         (File No. 0-17619)

      10.25        Santa Juanita Limited Dividend Partnership Amended and Restated       Exhibit 10.4 to Form 10-Q Report
                   Agreement of Limited Partnership                                      dated December 30, 1989
                                                                                         (File No. 0-17619)

      10.26        Second Amendment of Limited Partnership of Santa Juanita Limited      Exhibit 10.23 to Form 10-K Report
                   Dividend Partnership and Amendment No. 2 to the Amended and           dated March 30, 1994 (File No.
                   Restated Agreement of Limited Partnership                             0-17619)

      10.27        Amendment No. 1 to Santa Juanita Limited Dividend Partnership L.P.    Exhibit 10.1 to Form 10-Q Report
                   Amended and Restated Agreement of Limited Partnership                 dated September 29, 1995
                   (Replaces in its entirety Exhibit 10.24 hereof.)                      (File No. 0-17619)

      10.28        Amendment No. 2 to Santa Juanita Limited Dividend Partnership L.P.    Exhibit 10.2 to Form 10-Q Report
                   Amended and Restated Agreement of Limited Partnership                 dated September 29, 1995
                                                                                         (File No. 0-17619)

      10.29        Vista Del Mar Limited Dividend Partnership Amended and Restated       Exhibit 10.1 to Form 10-K Report
                   Agreement and Certificate of Limited Partnership                      dated March 30, 1989
                                                                                         (File No. 33-20391)

      10.30        Certificate of Amendment of Limited Partnership of Vista Del Mar      Exhibit 10.25 to Form 10-K Report
                   Limited Dividend Partnership and Amendment No. 1 to the Amended and   dated March 30, 1994 (File No.
                   Restated Agreement and Certificate of Limited Partnership             0-17619)


      10.31        Amendment No. 1 to Vista del Mar Limited Dividend Partnership L.P.    Exhibit 10.3 to Form 10-Q Report
                   Amended and Restated Agreement of Limited Partnership                 dated September 29, 1995
                   (Replaces in its entirety Exhibit 10.28 hereof.)                      (File No. 0-17619)

      10.32        Amendment No. 2 to Vista del Mar Limited Dividend Partnership L.P.    Exhibit 10.4 to Form 10-Q Report
                   Amended and Restated Agreement of Limited Partnership                 dated September 29, 1995
                                                                                         (File No. 0-17619)





                                                                                                Incorporated by
                            Exhibit                                                              Reference to
                            -------                                                              ------------

      10.33        Amended and Restated Articles of Partnership in Commendam of          Exhibit 10.1 to Form 10-Q Report
                   Winnsboro Homes Limited Partnership                                   dated December 30, 1989
                                                                                         (File No. 0-17619)

      10.34        The B & V, Ltd.                                                       Exhibit 10.2 to Form 10-Q Report
                   Investment Agreement                                                  dated September 29, 1994
                                                                                         (File No. 0-17619)

      10.35        The B & V Phase I, Ltd.                                               Exhibit 10.3 to Form 10-Q Report
                   Investment Agreement                                                  dated September 29, 1994
                                                                                         (File No. 0-17619)

      99.22        Pages 21 through 35, 51 through 75 and 89 through 91 of Prospectus    Exhibit 28 to Form 10-K Report
                   dated May 6, 1989 filed pursuant to Rule 424(b)(3) under the          dated March 30, 1989
                   Securities Act of 1933                                                (File No. 33-20391)

      99.23        Pages 16 through 19 of Prospectus dated May 6, 1989 filed pursuant    Exhibit 28.2 to Form 10-K Report
                   to Rule 424(b)(3) under the Securities Act of 1933                    dated March 30, 1990
                                                                                         (File No. 0-17619)

      99.24        Supplement No. 1 dated August 11, 1988 to Prospectus                  Exhibit 28.3 to Form 10-K Report
                                                                                         dated March 30, 1991
                                                                                         (File No. 0-17619)

      99.25        Supplement No. 2 dated September 20, 1988 to Prospectus               Exhibit 28.4 to Form 10-K Report
                                                                                         dated March 30, 1991
                                                                                         (File No. 0-17619)

      99.26        December 31, 1992 financial statements of Cityside Apartments, L.P.   Exhibit 28.26 to Form 10-K Report
                   pursuant to Title 17, Code of Federal Regulations, Section 210.3-09   dated March 30, 1993
                                                                                         (File No. 0-17619)

      99.27        December 31, 1993 financial statements of Cityside Apartments, L.P.   Exhibit 99.27 to Form 10-K Report
                   pursuant to Title 17, Code of Federal Regulations, Section 210.3-09   dated March 30, 1994 (File No.
                                                                                         0-17619)

      99.28        December 31, 1994 financial statements of Cityside Apartments, L.P.   Exhibit 99.28 to Form 10-K Report
                   pursuant to Title 17, Code of Federal Regulations, Section 210.3-09   dated March 30, 1995 (File No.
                                                                                         0-17619)

      99.29        December 31, 1995 financial statements of Cityside Apartments, L.P.   Exhibit 99.29 to Form 10-K Report
                   pursuant to Title 17, Code of Federal Regulations, Section 210.3-09   dated March 30, 1996 (File No.
                                                                                         0-17619)

      99.30        December 31, 1996 financial statements of Cityside Apartments, L.P.   Exhibit 99.30 to Form 10-K Report
                   pursuant to Title 17, Code of Federal Regulations, Section 210.3-09   dated March 30, 1997 (File No.
                                                                                         0-17619)

      99.31        December 31, 1997 financial statements of Cityside Apartments, L.P.   Exhibit 99.31 to Form 10-K Report
                   pursuant to Title 17, Code of Federal Regulations, Section 210.3-09   dated March 30, 1998 (File No.
                                                                                         0-17619)

      99.32        December 31, 1997 financial statements of Blue Hill Housing Limited   Exhibit 99.32 to Form 10-K Report
                   Partnership pursuant to Title17, Code of Federal Regulations,         dated March 30, 1998 (File No.
                   Section 210.3-09                                                      0-17619)



                                                                                                Incorporated by
                            Exhibit                                                              Reference to
                            -------                                                              ------------

      99.33        December 31, 1998 financial statements of Blue Hill Housing Limited    Exhibit 99.33 to Form 10-K Report
                   Partnership pursuant to Title17, Code of Federal Regulations,          dated March 30, 1999 (File No.
                   Section 210.3-09                                                       0-17619)

      99.34        December 31, 1999 financial statements of Blue Hill Housing Limited   Exhibit 99.34 to Form 10-K Report
                   Partnership pursuant to Title17, Code of Federal Regulations,         dated March 30, 2000 (File No.
                   Section 210.3-09                                                      0-17619)


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

Dated:  June 28, 2002                    /s/ Richard Paul Richman
        -------------                    ---------------------------------------
                                         by:  Richard Paul Richman
                                              Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                      Title                          Date
       ---------                      -----                          ----

   /s/ Richard Paul Richman      Director of the general          June 28, 2002
   --------------------------    partner of the General           -------------
   (Richard Paul Richman)        Partner


   /s/ Neal Ludeke               Vice President and Treasurer     June 28, 2002
   --------------------------    of the general partner of the    -------------
   (Neal Ludeke)                 General Partner (Principal
                                 Financial and Accounting
                                 Officer of Registrant)