Form 10-Q
period 2002-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2002-08-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                    FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002
                               -------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________

                         Commission file number: 0-17619
                                                 -------


                       American Tax Credit Properties L.P.
                 ----------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                              13-3458875
--------------------------------                             ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                             06830
--------------------------------------                           ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Yes   X   No ___.
    ----

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


Table of Contents                                                        Page
                                                                         ----

Balance Sheets.............................................................3

Statements of Operations...................................................4

Statements of Cash Flows...................................................5

Notes to Financial Statements..............................................7


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                           June 29,          March 30,
                                                            Notes            2002              2002
                                                            -----        -----------       ------------
ASSETS

Cash and cash equivalents                                                $   337,750        $   223,677
Investments in bonds                                          2            1,390,297          1,390,836
Investment in local partnerships                              3            1,235,349          1,398,685
Interest receivable                                                           16,247             44,993
                                                                         -----------        -----------

                                                                         $ 2,979,643        $ 3,058,191
                                                                         ===========        ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                  $    15,566        $    57,552
  Payable to general partner and affiliates                                  160,138             78,999
                                                                         -----------        -----------

                                                                             175,704            136,551
                                                                         -----------        -----------

Commitments and contingencies                                 3

Partners' equity (deficit)

  General partner                                                           (337,860)          (336,604)
  Limited partners (41,286 units of limited partnership
    interest outstanding)                                                  3,121,785          3,246,144
  Accumulated other comprehensive income, net                 2               20,014             12,100
                                                                         -----------        -----------

                                                                           2,803,939          2,921,640
                                                                         -----------        -----------

                                                                         $ 2,979,643        $ 3,058,191
                                                                         ===========        ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2002 AND 2001
                                   (UNAUDITED)


                                                            Notes           2002           2001
                                                            -----        ---------       ---------
REVENUE

Interest                                                                 $  15,199       $  39,743
Other income from local partnerships                                         8,750
                                                                         ---------       ---------
TOTAL REVENUE                                                               23,949          39,743
                                                                         ---------       ---------

EXPENSES

Administration fee                                                          45,931          45,931
Management fee                                                              43,867          43,867
Professional fees                                                           15,568          13,227
Printing, postage and other                                                  8,002           4,918
                                                                         ---------       ---------

TOTAL EXPENSES                                                             113,368         107,943
                                                                         ---------       ---------

Loss from operations                                                       (89,419)        (68,200)

Equity in loss of investment in local partnerships            3            (36,196)        (31,496)
                                                                         ---------       ---------

NET LOSS                                                                  (125,615)        (99,696)

Other comprehensive income (loss), net                        2              7,914         (20,395)
                                                                         ---------       ---------

COMPREHENSIVE LOSS                                                       $(117,701)      $(120,091)
                                                                         =========       =========

NET LOSS ATTRIBUTABLE TO

  General partner                                                        $  (1,256)      $    (997)
  Limited partners                                                        (124,359)        (98,699)
                                                                         ---------       ---------

                                                                         $(125,615)      $ (99,696)
                                                                         =========       =========

NET LOSS per unit of limited partnership interest
  (41,286 units of limited partnership interest)                         $   (3.01)      $   (2.39)
                                                                         =========       =========


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2002 AND 2001
                                   (UNAUDITED)

                                                                    2002                  2001
                                                                 ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                $  50,971              $  50,663
Cash paid for
    administration fee                                              (8,659)                (4,372)
    professional fees                                              (53,266)               (17,620)
    printing, postage and other expenses                           (12,290)               (10,014)
                                                                 ---------              ---------

Net cash provided by (used in) operating activities                (23,244)                18,657
                                                                 ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                         135,890                156,511
Investments in bonds (includes accrued interest of $198)          (249,573)
Maturities/redemptions and sales of bonds                          251,000                100,000
                                                                 ---------              ---------

Net cash provided by investing activities                          137,317                256,511
                                                                 ---------              ---------

Net increase in cash and cash equivalents                          114,073                275,168

Cash and cash equivalents at beginning of period                   223,677                 77,589
                                                                 ---------              ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 337,750              $ 352,757
                                                                 =========              =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net              $   7,914              $ (20,395)
                                                                 =========              =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2002 AND 2001
                                   (UNAUDITED)

                                                                    2002             2001
                                                                 ----------       ----------

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES

Net loss                                                         $(125,615)       $ (99,696)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

    Equity in loss of investment in local partnerships              36,196           31,496
    Distributions from local partnerships classified as
      other income                                                  (8,750)
    Amortization of net premium on investments in bonds             10,887            5,097
    Accretion of zero coupon bonds                                  (4,059)          (4,059)
    Decrease in interest receivable                                 28,944            9,882
    Decrease in accounts payable and accrued expenses              (41,986)          (9,489)
    Increase in due to general partner and affiliates               81,139           85,426
                                                                 ---------        ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $ (23,244)       $  18,657
                                                                 =========        =========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2002
                                   (UNAUDITED)

1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2002 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the entire year.


2.  Investments in Bonds

    As of June 29, 2002, certain information concerning investments in bonds is as follows:


                                                                   Gross               Gross
                                               Amortized         unrealized          unrealized           Estimated
   Description and maturity                      cost               gains              losses            fair value
   ------------------------                   -----------        -----------         -----------        ------------

Corporate debt securities
  After one year through five years           $   216,973        $     8,493         $   (59,487)        $   165,979
                                              -----------        -----------         -----------         -----------

U.S. Treasury debt securities
  Within one year                                 532,938             16,560                --               549,498
  After one year through five years               337,481             43,686                --               381,167
                                              -----------        -----------         -----------         -----------

                                                  870,419             60,246                --               930,665
                                              -----------        -----------         -----------         -----------

U.S. government and agency securities
  After five years through ten years              282,891             10,762                --               293,653
                                              -----------        -----------         -----------         -----------

                                              $ 1,370,283        $    79,501         $   (59,487)        $ 1,390,297
                                              ===========        ===========         ===========         ===========

    The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by investments in bonds of approximately $249,000. As of August 12, 2002, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships

    The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,084,409, which includes advances made to certain Local Partnerships. As of March 31, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $73,008,000 and accrued interest payable on such loans totaling approximately $5,183,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

    For the three months ended June 29, 2002, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of March 30, 2002      $ 1,398,685

        Equity in loss of investment in local partnerships             (36,196)*

        Cash distributions received from Local Partnerships           (135,890)

        Cash distributions from Local Partnerships classified
          as other income                                                8,750
                                                                   -----------

        Investment in local partnerships as of June 29, 2002       $ 1,235,349
                                                                   ===========

    *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $970,250 for the three months ended March 31, 2002 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

    The combined unaudited balance sheets of the Local Partnerships as of March 31, 2002 and December 31, 2001 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2002 and 2001 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    The combined balance sheets of the Local Partnerships as of March 31, 2002 and December 31, 2001 are as follows:


                                                                         March 31,          December 31,
                                                                           2002                2001
                                                                       ------------        ------------
   ASSETS

Cash and cash equivalents                                              $  1,751,401        $  1,907,632
Rents receivable                                                            178,722             197,661
Escrow deposits and reserves                                              3,808,101           3,806,701
Land                                                                      3,850,061           3,850,061
Buildings and improvements (net of accumulated depreciation
  of $49,293,371 and $48,329,545)                                        58,065,603          58,998,432
Intangible assets (net of accumulated amortization of
  $833,113 and $816,495)                                                  1,541,482           1,545,008
Other assets                                                                918,782             890,918
                                                                       ------------        ------------

                                                                       $ 70,114,152        $ 71,196,413
                                                                       ============        ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                $  1,368,669        $  1,486,791
  Due to related parties                                                  5,995,310           5,942,957
  Mortgage loans                                                         73,007,733          73,205,174
  Notes payable                                                             932,414             932,414
  Accrued interest                                                        5,183,357           5,000,658
  Other liabilities                                                         333,813             345,235
                                                                       ------------        ------------
                                                                         86,821,296          86,913,229
                                                                       ------------        ------------
Partners' equity (deficit)

  American Tax Credit Properties L.P.
    Capital contributions, net of distributions                          34,061,333          34,019,701
    Cumulative loss                                                     (31,743,232)        (31,707,036)
                                                                       ------------        ------------
                                                                          2,318,101           2,312,665
                                                                       ------------        ------------
  General partners and other limited partners
    Capital contributions, net of distributions                             599,854             599,854
    Cumulative loss                                                     (19,625,099)        (18,629,335)
                                                                       ------------        ------------
                                                                        (19,025,245)        (18,029,481)
                                                                       ------------        ------------
                                                                        (16,707,144)        (15,716,816)
                                                                       ------------        ------------
                                                                       $ 70,114,152        $ 71,196,413
                                                                       ============        ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the three months ended March 31, 2002 and 2001 are as follows:


                                                                      2002                 2001
                                                                   -----------         ------------
   REVENUE

Rental                                                             $ 3,712,141          $ 3,789,494
Interest and other                                                      61,449               66,213
                                                                   -----------          -----------

TOTAL REVENUE                                                        3,773,590            3,855,707
                                                                   -----------          -----------

EXPENSES

Administrative                                                         605,813              572,631
Utilities                                                              463,343              525,462
Operating and maintenance                                              811,736              831,220
Taxes and insurance                                                    510,255              437,006
Financial                                                            1,431,404            1,582,680
Depreciation and amortization                                          982,999              978,158
                                                                   -----------          -----------

TOTAL EXPENSES                                                       4,805,550            4,927,157
                                                                   -----------          -----------

NET LOSS                                                           $(1,031,960)         $(1,071,450)
                                                                   ===========          ===========

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties L.P.                              $   (36,196)         $   (31,496)
  General partners and other limited partners, which
    includes $970,250 and $1,013,700 of Partnership loss
    in excess of investment                                           (995,764)          (1,039,954)
                                                                   -----------          -----------

                                                                   $(1,031,960)         $(1,071,450)
                                                                   ===========          ===========

    The combined results of operations of the Local Partnerships for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through March 31, 2002, Cobbet has accumulated approximately $1,200,000 of debt service arrearages. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by the Partnership, utilizing Partnership and Local General Partner funds, to help fund the capital improvements. The Partnership previously advanced $150,000; the Local General Partners have or will advance a matching $150,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.


4.  Additional Information

    Additional information, including the audited March 30, 2002 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2002 on file with the Securities and Exchange Commission.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2002, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2002. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2002, Registrant received cash from interest revenue, maturities/redemptions of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in bonds. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $114,000 during the three months ended June 29, 2002 (which includes a net unrealized gain on investments in bonds of approximately $8,000, amortization of net premium on investments in bonds of approximately $11,000 and accretion of zero coupon bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2002 of $36,196 and cash distributions received from Local Partnerships of $127,140 (exclusive of distributions from Local Partnerships of $8,750 classified as other income). Payable to general partner and affiliates in the accompanying balance sheet as of June 29, 2002 represents accrued management and administration fees.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in local partnerships may be reduced if the book value (the "Local Partnership Carrying Value") is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. Adjustments to a Local Partnership's Carrying Value are typically determined and recorded in the fourth quarter of Registrant's fiscal year. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the three months ended June 29, 2002 and 2001 resulted in net losses of $125,615 and $99,696, respectively. Other comprehensive income (loss) for the three months ended June 29, 2002 and 2001 resulted from a net unrealized gain (loss) on investments in bonds of $7,914 and $(20,395), respectively.

The Local Partnerships' net loss of approximately $1,032,000 for the three months ended March 31, 2002 was attributable to rental and other revenue of approximately $3,774,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,823,000 and approximately $983,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,071,000 for the three months ended March 31, 2001 was attributable to rental and other revenue of approximately $3,856,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,949,000 and approximately $978,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $38,000 for the three months ended March 31, 2002 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of June 29, 2002, Registrant has advanced approximately $368,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency) ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through March 31, 2002, Cobbet has accumulated approximately $1,200,000 of debt service arrearages. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by Registrant, utilizing Registrant and Local General Partner funds, to help fund the capital improvements. Registrant previously advanced $150,000; the Local General Partners have or will advance a matching $150,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. However, the Compliance Period ends December 31, 2003. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits were allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

The terms of the partnership agreement of Federal Apartments Limited Partnership ("Federal") require the Local General Partner to cause the property management agent defer property management fees in order to avoid a default under the mortgage. As of August 2002, Federal is three months in arrears on its mortgage payments, including escrow deposits, and is therefore in default under the terms of its mortgage. Federal incurred an operating deficit of approximately $16,000 for three months ended March 31, 2002, which includes property management fees of approximately $23,000. The Local General Partner is currently conducting negotiations with the lender in an effort to remedy the arrearage and to reach an agreement regarding the timing and level of certain Property improvements that the lender has mandated. The Local General Partner has made cumulative advances in excess of $1,000,000 to Federal throughout the term of Registrant's investment in Federal. There can be no assurance that the outstanding issues will be resolved and the mortgage remains in default. Registrant's investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997. Federal generated approximately $14.1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Dunbar Limited Partnership ("Dunbar") and Dunbar Limited Partnership No. 2 ("Dunbar 2") (collectively the "Dunbars"), which Local Partnerships have common general partner interests and each of which restructured their respective mortgage and housing assistance contracts, incurred operating deficits for the three months ended March 31, 2002 of approximately $28,000 and approximately $51,000, respectively. The Local General Partner reports that during the process of the Dunbars' debt and subsidy restructuring in 2001, certain operating expenses were not considered in the underwriting budgets of the Properties when the Mandatory Debt Service was restructured. The Local General Partner is currently working with HUD and the lenders to modify the loan and subsidy agreements in an effort to eliminate the operating deficits. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively. Dunbar and Dunbar 2 generated approximately $7.3 and approximately $8.2 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 1999.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the financial statements which are included in Registrant's annual report on Form 10-K for the year ended March 30, 2002. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

        As further discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Federal Apartments Limited Partnership ("Federal") is three months in arrears on its mortgage payments, including escrow deposits, and is therefore in default under the terms of its mortgage. The Local General Partner is currently conducting negotiations with the lender in an effort to remedy the arrearage and to reach an agreement regarding the timing and level of certain Property improvements that the lender has mandated. There can be no assurance that the outstanding issues will be resolved and the mortgage remains in default.

Item 6. Exhibits and Reports on form 8-K

        a.   Exhibits.

             Exhibit 99.1 Certification of Chief Executive Officer
             Exhibit 99.2 Certification of Chief Financial Officer

        b.   Reports on Form 8-K

             None.

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


Dated: August 13, 2002                  /s/ David Salzman
                                        -------------------------------------
                                        by: David Salzman
                                            President of the general partner
                                            of the General Partner


Dated: August 13, 2002                  /s/ Neal Ludeke
                                        -------------------------------------
                                        by: Neal Ludeke
                                            Vice President and Treasurer of
                                            the general partner
                                            of the General Partner
                                            (Principal Financial and
                                            Accounting Officer of Registrant)