Form 10-Q
period 2002-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2002-11-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002
                               ------------------

                                      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-17619


                       American Tax Credit Properties L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                               13-3458875
---------------------------------                           -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                              06830
---------------------------------------                           ----------
(Address of principal executive offices                           (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                               September 29,    March 30,
                                                      Notes        2002           2002
                                                      -----    ------------   ----------

ASSETS

Cash and cash equivalents                                      $   334,806    $   223,677
Investments in bonds                                    2        1,386,615      1,390,836
Investment in local partnerships                        3        1,280,154      1,398,685
Interest receivable                                                 36,503         44,993
                                                               -----------    -----------

                                                               $ 3,038,078    $ 3,058,191
                                                               ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                        $    26,586    $    57,552
  Payable to general partner and affiliates                        247,772         78,999
                                                               -----------    -----------

                                                                   274,358        136,551
                                                               -----------    -----------

Commitments and contingencies                           3

Partners' equity (deficit)

  General partner                                                 (338,228)      (336,604)
  Limited partners (41,286 units of limited
   partnership interest outstanding)                             3,085,365      3,246,144
  Accumulated other comprehensive income, net           2           16,583         12,100
                                                               -----------    -----------

                                                                 2,763,720      2,921,640
                                                               -----------    -----------

                                                               $ 3,038,078    $ 3,058,191
                                                               ===========    ===========


                       See Notes to Financial Statements.


                                         AMERICAN TAX CREDIT PROPERTIES L.P.
                                             STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                     Three Months       Six Months     Three Months      Six Months
                                                        Ended             Ended           Ended             Ended
                                                     September 29,     September 29,   September 29,     September 29,
                                           Notes        2002               2002            2001             2001
                                           -----     ------------      ------------    ------------      ------------
REVENUE

Interest                                              $  21,321        $  36,520        $  37,324        $  77,067
Other income from local partnerships         3            2,500           11,250            6,250            6,250
                                                      ---------        ---------        ---------        ---------

TOTAL REVENUE                                            23,821           47,770           43,574           83,317
                                                      ---------        ---------        ---------        ---------

EXPENSES

Administration fees                                      45,931           91,862           45,931           91,862
Management fee                                           43,867           87,734           43,867           87,734
Professional fees                                        12,566           28,134           15,714           28,941
Printing, postage and other                               6,013           14,015            8,327           13,245
                                                      ---------        ---------        ---------        ---------

TOTAL EXPENSES                                          108,377          221,745          113,839          221,782
                                                      ---------        ---------        ---------        ---------

Loss from operations                                    (84,556)        (173,975)         (70,265)        (138,465)

Equity in income (loss) of
  investment in local partnerships           3           47,768           11,572           18,852          (12,644)
                                                      ---------        ---------        ---------        ---------

NET LOSS                                                (36,788)        (162,403)         (51,413)        (151,109)

Other comprehensive income (loss)            2           (3,431)           4,483           24,890            4,495
                                                      ---------        ---------        ---------        ---------

COMPREHENSIVE LOSS                                    $ (40,219)       $(157,920)       $ (26,523)       $(146,614)
                                                      =========        =========        =========        =========

NET LOSS ATTRIBUTABLE TO

  General partner                                     $    (368)       $  (1,624)       $    (514)       $  (1,511)
  Limited partners                                      (36,420)        (160,779)         (50,899)        (149,598)
                                                      ---------        ---------        ---------        ---------

                                                      $ (36,788)       $(162,403)       $ (51,413)       $(151,109)
                                                      =========        =========        =========        =========

NET LOSS per unit of limited
  partnership interest (41,286 units
  of limited partnership interest)                    $    (.88)       $   (3.89        $   (1.23)       $   (3.62)
                                                      =========        =========        =========        =========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2002 AND 2001
                                   (UNAUDITED)


                                                            2002         2001
                                                         ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $  52,287    $  85,699
Cash paid for
   administration fees                                     (10,823)     (10,823)
   professional fees                                       (53,266)     (51,539)
   printing, postage and other expenses                    (19,849)     (18,884)
                                                         ---------    ---------

Net cash provided by (used in) operating activities        (31,651)       4,453
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                                        (29,068)
Cash distributions from local partnerships                 141,353      162,761
Investments in bonds (includes accrued interest of
  $198 and $1,636)                                        (249,573)    (260,851)
Maturities/redemptions and sales of bonds                  251,000      357,000
                                                         ---------    ---------

Net cash provided by investing activities                  142,780      229,842
                                                         ---------    ---------

Net increase in cash and cash equivalents                  111,129      234,295

Cash and cash equivalents at beginning of period           223,677       77,589
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 334,806    $ 311,884
                                                         =========    =========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net             $   4,483    $   4,495
                                                         =========    =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.


                       See Notes to Financial Statements.

                      AMERICAN TAX CREDIT PROPERTIES L.P.
                    STATEMENTS OF CASH FLOWS - (Continued)
                 SIX MONTHS ENDED SEPTEMBER 29, 2002 AND 2001
                                  (UNAUDITED)


                                                            2002        2001
                                                         ---------    --------

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES

Net loss                                                 $(162,403)   $(151,109)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Equity in (income) loss of investment in local
     partnerships                                          (11,572)      12,644
   Distributions from local partnerships
     classified as other income                            (11,250)      (6,250)
   Amortization of net premium on investments in
     bonds                                                  15,241       11,305
   Accretion of zero coupon bonds                           (8,162)      (8,162)
   Decrease in interest receivable                           8,688        5,489
   Decrease in accounts payable and accrued
     expenses                                              (30,966)     (28,194)
   Increase in payable to general partner and
     affiliates                                            168,773      168,730
                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $ (31,651)   $   4,453
                                                         =========    =========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2002 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2002 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of September 29, 2002, certain information concerning investments in bonds is as follows:


                                                                  Gross               Gross
                                              Amortized         unrealized          unrealized         Estimated
   Description and maturity                     cost              gains               losses           fair value
   ------------------------                 -----------        -----------         -----------         -----------

Corporate debt securities
  After one year through five years         $   215,512        $    11,245         $   (80,617)        $   146,140
                                            -----------        -----------         -----------         -----------

U.S. Treasury debt securities
  Within one year                               531,293             11,194                --               542,487
  After one year through five years             336,233             42,548                --               378,781
                                            -----------        -----------         -----------         -----------

                                                867,526             53,742                --               921,268
                                            -----------        -----------         -----------         -----------

U.S. government and agency securities
  After five years through ten years            286,994             32,213                --               319,207
                                            -----------        -----------         -----------         -----------

                                            $ 1,370,032        $    97,200         $   (80,617)        $ 1,386,615
                                            ===========        ===========         ===========         ===========

   The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by investments in bonds of approximately $248,000. As of November 12, 2002, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,084,409, which includes advances made to certain Local Partnerships. As of June 30, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,994,000 and accrued interest payable on such loans totaling approximately $5,422,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the six months ended September 29, 2002, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of
           March 30, 2002                                          $ 1,398,685

         Equity in income of investment in local partnerships           11,572 *

         Cash distributions received from Local
           Partnerships                                               (141,353)

         Cash distributions from Local Partnerships
           classified as other income                                   11,250
                                                                    ----------

         Investment in local partnerships as of
           September 29, 2002                                       $1,280,154
                                                                    ==========

   *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,856,374 for the six months ended June 30, 2002 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of June 30, 2002 and December 31, 2001 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 and 2001 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 2002 and December 31, 2001 are as follows:


                                                                 June 30,           December 31,
                                                                   2002                2001
                                                               ------------         ------------

   ASSETS

   Cash and cash equivalents                                   $  1,070,873         $  1,907,632
   Rents receivable                                                 244,355              197,661
   Escrow deposits and reserves                                   4,618,732            3,806,701
   Land                                                           3,850,061            3,850,061
   Buildings and improvements (net of accumulated
     depreciation of $50,242,187 and $48,329,545)                57,227,980           58,998,432

   Intangible assets (net of accumulated amortization
     of $849,730 and $816,495)                                    1,581,510            1,545,008
   Other assets                                                     952,623              890,918
                                                               ------------         ------------

                                                               $ 69,546,134         $ 71,196,413
                                                               ============         ============

   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

   Liabilities

     Accounts payable and accrued expenses                     $  1,612,783         $  1,486,791
     Due to related parties                                       5,932,534            5,942,957
     Mortgage loans                                              72,994,111           73,205,174
     Notes payable                                                  932,414              932,414
     Accrued interest                                             5,422,493            5,000,658
     Other liabilities                                              346,265              345,235
                                                               ------------         ------------

                                                                 87,240,600           86,913,229
                                                               ------------         ------------

Partners' equity (deficit)

     American Tax Credit Properties L.P.
       Capital contributions, net of distributions               33,934,193           34,019,701

       Cumulative loss                                          (31,695,464)         (31,707,036)
                                                               ------------         ------------

                                                                  2,238,729            2,312,665
                                                               ------------         ------------

     General partners and other limited partners
       Capital contributions, net of distributions                  599,824              599,854
       Cumulative loss                                          (20,533,019)         (18,629,335)
                                                               ------------         ------------

                                                                (19,933,195)         (18,029,481)
                                                               ------------         ------------

                                                                (17,694,466)         (15,716,816)
                                                               ------------         ------------

                                                               $ 69,546,134         $ 71,196,413
                                                               ============         ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

  The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 and 2001 are as follows:


                                                       Three Months        Six Months        Three Months       Six Months
                                                          Ended              Ended              Ended             Ended
                                                         June 30,           June 30,           June 30,          June 30,
                                                           2002               2002               2001              2001
                                                       ------------       -----------        ------------       ----------

 REVENUE

Rental                                                 $ 3,819,480        $ 7,531,621        $ 3,933,125        $ 7,722,619
Interest and other                                          48,680            110,129             62,657            128,870
                                                       -----------        -----------        -----------        -----------

TOTAL REVENUE                                            3,868,160          7,641,750          3,995,782          7,851,489
                                                       -----------        -----------        -----------        -----------

EXPENSES

Administrative                                             630,594          1,236,407            538,885          1,111,516
Utilities                                                  367,873            831,216            309,597            835,059
Operating and maintenance                                  842,233          1,653,969            857,547          1,688,767
Taxes and insurance                                        488,978            999,233            458,972            895,978
Financial                                                1,427,623          2,859,027          1,590,689          3,173,369
Depreciation and amortization                              971,011          1,954,010            974,857          1,953,015
                                                       -----------        -----------        -----------        -----------

TOTAL EXPENSES                                           4,728,312          9,533,862          4,730,547          9,657,704
                                                       -----------        -----------        -----------        -----------

NET LOSS                                               $  (860,152)       $(1,892,112)       $  (734,765)       $(1,806,215)
                                                       ===========        ===========        ===========        ===========

NET EARNINGS (LOSS)
   ATTRIBUTABLE TO

  American Tax Credit Properties L.P.                  $    47,768        $    11,572        $    18,852        $   (12,644)
  General partners and other limited partners,
   which includes $886,124, $1,856,374,
   $731,806 and $1,745,506 of Partnership
   loss in excess of investment                           (907,920)        (1,903,684)          (753,617)        (1,793,571)
                                                       -----------        -----------        -----------        -----------

                                                       $  (860,152)       $(1,892,112)       $  (734,765)       $(1,806,215)
                                                       ===========        ===========        ===========        ===========

The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through June 30, 2002, Cobbet has accumulated approximately $1,200,000 of debt service arrearages. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by the Partnership, utilizing Partnership and Local General Partner funds, to help fund the capital improvements. The Partnership previously advanced $150,000; the Local General Partners have or will advance a matching $150,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2002, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2002. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2002, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in bonds. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $107,000 during the six months ended September 29, 2002 (which includes a net unrealized gain on investments in bonds of approximately $4,000, amortization of net premium on investments in bonds of approximately $15,000 and accretion of zero coupon bonds of approximately $8,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2002, the investment in local partnerships decreased as a result of cash distributions received from Local Partnerships of $130,103 (exclusive of distributions from Local Partnerships of $11,250 classified as other income), partially offset by Registrant's equity in the Local Partnerships' net income for the six months ended June 30, 2002 of $11,572. Payable to general partner and affiliates in the accompanying balance sheet as of September 29, 2002 represents accrued management and administration fees.

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

Registrant's operations for the three months ended September 29, 2002 and 2001 resulted in net losses of $36,788 and $51,413, respectively. Other comprehensive income (loss) for the three months ended September 29, 2002 and 2001 resulted from a net unrealized gain (loss) on investments in bonds of $(3,431) and $24,890, respectively.

The Local Partnerships' net loss of approximately $860,000 for the three months ended June 30, 2002 was attributable to rental and other revenue of approximately $3,868,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,757,000 and approximately $971,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $735,000 for the three months ended June 30, 2001 was attributable to rental and other revenue of approximately $3,996,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,756,000 and approximately $975,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the six months ended September 29, 2002 and 2001 resulted in net losses of $162,403 and $151,109, respectively. Other comprehensive income for the six months ended September 29, 2002 and 2001 resulted from a net unrealized gain on investments in bonds of $4,483 and $4,495, respectively.

The Local Partnerships' net loss of approximately $1,892,000 for the six months ended June 30, 2002 was attributable to rental and other revenue of approximately $7,642,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,580,000 and approximately $1,954,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,806,000 for the six months ended June 30, 2001 was attributable to rental and other revenue of approximately $7,851,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,704,000 and approximately $1,953,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency) ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through June 30, 2002, Cobbet has accumulated approximately $1,200,000 of debt service arrearages. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by Registrant, utilizing Registrant and Local General Partner funds, to help fund the capital improvements. Registrant previously advanced $150,000; the Local General Partners have or will advance a matching $150,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. However, the Compliance Period ends December 31, 2003. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits were allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

The terms of the partnership agreement of Federal Apartments Limited Partnership ("Federal") require the Local General Partner to cause the property management agent to defer property management fees in order to avoid a default under the mortgage. As of October 2002, Federal was three months in arrears on its mortgage payments, including escrow deposits, and was therefore in default under the terms of its mortgage. The Local General Partner has reported that successful negotiations with the lender have recently been concluded, resulting in a refinancing and the payment of all arrearages. The lender has not yet executed the refinancing documents and the mortgage remains in default. Registrant's investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997. Federal generated approximately $14.1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Dunbar Limited Partnership ("Dunbar") and Dunbar Limited Partnership No. 2 ("Dunbar 2") (collectively the "Dunbars"), which Local Partnerships have common general partner interests and each of which restructured their respective mortgage and housing assistance contracts, incurred operating deficits for the six months ended June 30, 2002 of approximately $8,000 and approximately $27,000, respectively. The Local General Partner reports that during the process of the Dunbars' debt and subsidy restructuring in 2001, certain operating expenses were not considered in the underwriting budgets of the Properties when the Mandatory Debt Service was restructured. The Local General Partner is currently working with HUD and the lenders to modify the loan and subsidy agreements in an effort to eliminate the operating deficits. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively. Dunbar and Dunbar 2 generated approximately $7.3 and approximately $8.2 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 1999.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $40,000 for the six months ended June 30, 2002 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of September 29, 2002, Registrant has advanced approximately $368,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

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

            As further discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, as of October 2002 Federal Apartments Limited Partnership ("Federal") was three months in arrears on its mortgage payments, including escrow deposits, and was therefore in default under the terms of its mortgage. The Local General Partner has reported that successful negotiations with the lender have recently been concluded, resulting in a refinancing and the payment of all arrearages. The lender has not yet executed the refinancing documents and the mortgage remains in default.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            a. Exhibits

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


Dated: November 13, 2002            /s/ David Salzman
                                    -----------------------------------------
                                    by: David Salzman
                                        President of the general partner of the
                                        General Partner


Dated: November 13, 2002            /s/ Neal Ludeke
                                    -----------------------------------------
                                    by: Neal Ludeke
                                        Vice President and Treasurer of the
                                        general partner of the General Partner
                                        (Principal Financial and Accounting
                                        Officer of Registrant)