Form 10-Q/A
period 2002-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2003-02-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                         Commission file number: 0-17619


                       American Tax Credit Properties L.P
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                               13-3458875
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                              06830
----------------------------------------                         ------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Yes  X     No ___.
    ---

                                EXPLANATORY NOTE


This amendment to Registrant's Form 10-Q for the quarterly period ended September 29, 2002 is being filed solely to insert Part I, Item 4, Controls and Procedures and the Sarbanes Oxley Act of 2002 Section 302 Certifications, each as set forth herein.


                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION



Table of Contents

                                                                    Page
Item 1  Financial Statements                                        ----

        Consolidated Balance Sheets                                   3

        Consolidated Statements of Operations                         4

        Consolidated Statements of Cash Flows                         5

        Notes to Consolidated Financial Statements                    7


Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          12


Item 3  Quantitative and Qualitative Disclosure about Market Risk    15


Item 4  Controls and Procedures                                      15


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
                                                               ===========    ===========


                       See Notes to Financial Statements.


                                         AMERICAN TAX CREDIT PROPERTIES L.P.
                                             STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                     Three Months       Six Months     Three Months      Six Months
                                                        Ended             Ended           Ended             Ended
                                                     September 29,     September 29,   September 29,     September 29,
                                           Notes        2002               2002            2001             2001
                                           -----     ------------      ------------    ------------      ------------
REVENUE

Interest                                              $  21,321        $  36,520        $  37,324        $  77,067
Other income from local partnerships         3            2,500           11,250            6,250            6,250
                                                      ---------        ---------        ---------        ---------

TOTAL REVENUE                                            23,821           47,770           43,574           83,317
                                                      ---------        ---------        ---------        ---------

EXPENSES

Administration fees                                      45,931           91,862           45,931           91,862
Management fee                                           43,867           87,734           43,867           87,734
Professional fees                                        12,566           28,134           15,714           28,941
Printing, postage and other                               6,013           14,015            8,327           13,245
                                                      ---------        ---------        ---------        ---------

TOTAL EXPENSES                                          108,377          221,745          113,839          221,782
                                                      ---------        ---------        ---------        ---------

Loss from operations                                    (84,556)        (173,975)         (70,265)        (138,465)

Equity in income (loss) of
  investment in local partnerships           3           47,768           11,572           18,852          (12,644)
                                                      ---------        ---------        ---------        ---------

NET LOSS                                                (36,788)        (162,403)         (51,413)        (151,109)

Other comprehensive income (loss)            2           (3,431)           4,483           24,890            4,495
                                                      ---------        ---------        ---------        ---------

COMPREHENSIVE LOSS                                    $ (40,219)       $(157,920)       $ (26,523)       $(146,614)
                                                      =========        =========        =========        =========

NET LOSS ATTRIBUTABLE TO

  General partner                                     $    (368)       $  (1,624)       $    (514)       $  (1,511)
  Limited partners                                      (36,420)        (160,779)         (50,899)        (149,598)
                                                      ---------        ---------        ---------        ---------

                                                      $ (36,788)       $(162,403)       $ (51,413)       $(151,109)
                                                      =========        =========        =========        =========

NET LOSS per unit of limited
  partnership interest (41,286 units
  of limited partnership interest)                    $    (.88)       $   (3.89)       $   (1.23)       $   (3.62)
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


Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

a. Within the 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer of Richman Tax Credit Properties Inc., the general partner of Richman Tax Credit Properties L.P., which in turn is the General Partner of the Registrant, carried out an evaluation of the effectiveness of the Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Registrant required to be included in the Registrant's periodic SEC filings.


Changes in internal controls

b. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect the Registrant's internal controls subsequent to the date of that evaluation.

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


Dated: February 13, 2003            /s/ David Salzman
                                    ------------------------------------
                                    by: David Salzman
                                        Chief Executive Officer


Dated: February 13, 2003            /s/ Neal Ludeke
                                    ------------------------------------
                                    by: Neal Ludeke
                                        Chief Financial Officer

                                 CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q, as amended, of American Tax Credit Properties L.P. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2003                  By: David Salzman
                                          -------------------------------------
                                          David Salzman
                                          Chief Executive Officer of Richman
                                          Tax Credit Properties Inc., general
                                          partner of Richman Tax Credit
                                          Properties L.P., general partner of
                                          the Company

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q, as amended, of American Tax Credit Properties L.P. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   February 13, 2003                   By: /s/ Neal Ludeke
                                            ---------------------------------
                                            Neal Ludeke
                                            Chief Financial Officer of Richman
                                            Tax Credit Properties Inc.,
                                            general partner of Richman Tax
                                            Credit Partners L.P., general
                                            partner of the Company