Form 10-Q
period 2002-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2003-02-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2002
                               -----------------

                                      OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----  EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-17619


                       American Tax Credit Properties L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                               13-3458875
 -----------------------------                               -----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                               06830
---------------------------------------                           -----------
(Address of principal executive  offices)                          (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                     December 30,            March 30,
                                                      Notes             2002                   2002
                                                      -----             ----                   ----

ASSETS

Cash and cash equivalents                                            $   132,942            $   223,677
Investments in bonds                                    2              1,230,299              1,390,836
Investment in local partnerships                        3              1,372,963              1,398,685
Interest receivable                                                       14,461                 44,993
                                                                     -----------            -----------

                                                                     $ 2,750,665            $ 3,058,191
                                                                     ===========            ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                              $    39,694            $    57,552
  Payable to general partner and affiliates                                2,165                 78,999
                                                                     -----------            -----------

                                                                          41,859                136,551
                                                                     -----------            -----------

Commitments and contingencies                           3

Partners' equity (deficit)

  General partner                                                       (338,597)              (336,604)
  Limited partners (41,286 units of limited
   partnership interest outstanding)                                   3,048,887              3,246,144
  Accumulated other comprehensive income
   (loss), net                                          2                 (1,484)                12,100
                                                                     -----------            -----------

                                                                       2,708,806              2,921,640
                                                                     -----------            -----------

                                                                     $ 2,750,665            $ 3,058,191
                                                                     ===========            ===========


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three             Nine              Three             Nine
                                                    Months           Months             Months            Months
                                                    Ended             Ended             Ended             Ended
                                                   December          December          December          December
                                      Notes        30, 2002          30, 2002          30, 2001          30, 2001
                                      -----       ---------         ---------         ---------          --------

REVENUE

Interest                                          $  25,442         $  61,962         $  41,474         $ 118,541
Other income from local
  partnerships                          3                              11,250                               6,250
                                                 ----------        ----------         ---------        ----------

TOTAL REVENUE                                        25,442            73,212            41,474           124,791
                                                 ----------        ----------         ---------        ----------
EXPENSES

Administration fees                                  45,930           137,792            45,930           137,792
Management fee                                       43,877           131,611            43,877           131,611
Professional fees                                    15,248            43,382            30,636            59,577
Printing, postage and other                          17,112            31,127            17,539            30,784
                                                 ----------        ----------         ---------        ----------

TOTAL EXPENSES                                      122,167           343,912           137,982           359,764
                                                 ----------        ----------         ---------        ----------

Loss from operations                                (96,725)         (270,700)          (96,508)         (234,973)

Equity in income (loss) of
  investment in local
  partnerships                          3            59,878            71,450           (15,364)          (28,008)
                                                 ----------        ----------         ---------        ----------

NET LOSS                                            (36,847)         (199,250)         (111,872)         (262,981)

Other comprehensive loss                2           (18,067)          (13,584)          (36,492)          (31,997)
                                                 ----------        ----------         ---------        ----------

COMPREHENSIVE LOSS                                $ (54,914)        $(212,834)        $(148,364)        $(294,978)
                                                  =========         =========         =========         =========

NET LOSS ATTRIBUTABLE TO

  General partner                                 $    (369)        $  (1,993)        $  (1,119)        $  (2,630)
  Limited partners                                  (36,478)         (197,257)         (110,753)         (260,351)
                                                 ----------        ----------         ---------        ----------

                                                  $ (36,847)        $(199,250)        $(111,872)        $(262,981)
                                                  =========         =========         =========         =========

NET LOSS per unit of limited
  partnership interest
  (41,286 units of limited
  partnership interest)                           $    (.89)        $   (4.78)        $   (2.68)        $   (6.31)
                                                  =========         =========         =========         =========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                           2002          2001
                                                        -----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $ 100,020    $ 142,169
Cash paid for
   administration fees                                    (170,765)    (166,430)
   management fee                                         (175,472)    (175,472)
   professional fees                                       (55,952)     (58,113)
   printing, postage and other expenses                    (36,415)     (36,380)
                                                         ---------    ---------

Net cash used in operating activities                     (338,584)    (294,226)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                           (32,931)     (29,068)
Cash distributions from local partnerships                 141,353      162,761
Investments in bonds (includes accrued interest of
  $198 and $1,636)                                        (249,573)    (259,215)
Maturities/redemptions and sales of bonds                  389,000      457,000
                                                         ---------    ---------

Net cash provided by investing activities                  247,849      331,478
                                                         ---------    ---------

Net increase (decrease) in cash and cash
  equivalents                                              (90,735)      37,252

Cash and cash equivalents at beginning of period           223,677       77,589
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 132,942    $ 114,841
                                                         =========    =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net             $ (13,584)   $ (31,997)
                                                         =========    =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                            2002         2001
                                                         ----------   ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                 $(199,250)   $(262,981)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in (income) loss of investment in local
     partnerships                                          (71,450)      28,008
   Distributions from local partnerships
     classified as other income                            (11,250)      (6,250)
   Amortization of net premium on investments in
     bonds                                                  19,593       20,426
   Accretion of zero coupon bonds                          (12,265)     (12,265)
   Decrease in interest receivable                          30,730       15,467
   Decrease in accounts payable and accrued
     expenses                                              (17,858)      (1,967)
   Decrease in payable to general partner and
     affiliates                                            (76,834)     (74,664)

NET CASH USED IN OPERATING ACTIVITIES                    $(338,584)   $(294,226)
                                                         =========    =========



                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2002
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2002 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of December 30, 2002, certain information concerning investments in bonds is as follows:


                                                                   Gross              Gross
                                               Amortized         unrealized         unrealized          Estimated
    Description and maturity                     cost               gains             losses            fair value
    ------------------------                  ----------        -----------         ----------          ----------

Corporate debt securities
  After one year through five years          $   214,051        $    10,290         $   (83,507)        $   140,834
                                             -----------        -----------         -----------         -----------

U.S. Treasury debt securities
  Within one year                                553,204             20,601                --               573,805
  After one year through five
    years                                        173,431             21,909                --               195,340
                                             -----------        -----------         -----------         -----------

                                                 726,635             42,510                --               769,145
                                             -----------        -----------         -----------         -----------

U.S. government and agency securities
  After one year through five
    years                                        291,097             29,223                --               320,320
                                             -----------        -----------         -----------         -----------

                                             $ 1,231,783        $    82,023         $   (83,507)        $ 1,230,299
                                             ===========        ===========         ===========         ===========


   The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by investments in bonds of approximately $247,000. As of February 13, 2003, no amounts have been drawn under the terms of the letter of credit.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,117,340, which includes advances made to certain Local Partnerships. As of September 30, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,922,000 and accrued interest payable on such loans totaling approximately $5,549,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2002, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of March 30,
           2002                                                  $ 1,398,685

         Equity in income of investment in local
           partnerships                                               71,450 *

         Cash distributions received from Local
           Partnerships                                             (141,353)

         Advances to Local Partnerships                               32,931

         Cash distributions from Local Partnerships
           classified as other income                                 11,250
                                                                  -----------
         Investment in local partnerships as of December
           30, 2002                                               $1,372,963
                                                                  ==========
   *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $2,687,898 for the nine months ended September 30, 2002 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of September 30, 2002 and December 31, 2001 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2002 and 2001 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2002 and December 31, 2001 are as follows:


                                                                   September 30,       December 31,
                                                                       2002                2001
                                                                   ------------       -------------

   ASSETS

Cash and cash equivalents                                          $  1,337,912        $  1,907,632
Rents receivable                                                        328,365             197,661
Escrow deposits and reserves                                          3,980,836           3,806,701
Land                                                                  3,850,061           3,850,061
Buildings and improvements (net of accumulated
  depreciation of $51,203,266 and $48,329,545)                       56,968,511          58,998,432
Intangible assets (net of accumulated amortization
  of $866,454 and $816,495)                                           1,563,209           1,545,008
Other assets                                                            963,928             890,918
                                                                   ------------        ------------

                                                                   $ 68,992,822        $ 71,196,413
                                                                   ============        ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                            $  1,922,670        $  1,486,791
  Due to related parties                                              5,819,891           5,942,957
  Mortgage loans                                                     72,922,444          73,205,174
  Notes payable                                                         932,414             932,414
  Accrued interest                                                    5,549,274           5,000,658
  Other liabilities                                                     339,237             345,235
                                                                   ------------        ------------

                                                                     87,485,930          86,913,229
                                                                   ------------        ------------

Partners' equity (deficit)

  American Tax Credit Properties L.P.
    Capital contributions, net of distributions                      33,931,230          34,019,701
    Cumulative loss                                                 (31,635,586)        (31,707,036)
                                                                   ------------        ------------

                                                                      2,295,644           2,312,665
                                                                   ------------        ------------

  General partners and other limited partners
    Capital contributions, net of distributions                         599,824             599,854
    Cumulative loss                                                 (21,388,576)        (18,629,335)
                                                                   ------------        ------------

                                                                    (20,788,752)        (18,029,481)
                                                                   ------------        ------------

                                                                    (18,493,108)        (15,716,816)
                                                                   ------------        ------------

                                                                   $ 68,992,822        $ 71,196,413
                                                                   ============        ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

  The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2002 and 2001 are as follows:


                                           Three Months         Nine Months          Three Months          Nine Months
                                               Ended               Ended                Ended                Ended
                                           September 30,        September 30,        September 30,        September 30,
                                              2002                  2002                 2001                 2001
                                           ------------         ------------         ------------         -------------

 REVENUE

 Rental                                   $  3,813,723         $ 11,345,344         $  3,822,840         $ 11,545,459
 Interest and other                             79,855              189,984               88,760              217,630
                                          ------------         ------------         ------------         ------------

 TOTAL REVENUE                               3,893,578           11,535,328            3,911,600           11,763,089
                                          ------------         ------------         ------------         ------------

 EXPENSES

 Administrative                                620,485            1,856,892              502,623            1,614,139
 Utilities                                     282,596            1,113,812              406,209            1,241,268
 Operating and maintenance                     837,807            2,491,776              817,057            2,505,824
 Taxes and insurance                           541,145            1,540,378              442,434            1,338,412
 Financial                                   1,425,987            4,285,014            1,546,561            4,719,930
 Depreciation and amortization                 981,237            2,935,247              975,772            2,928,787
                                          ------------         ------------         ------------         ------------

 TOTAL EXPENSES                              4,689,257           14,223,119            4,690,656           14,348,360
                                          ------------         ------------         ------------         ------------

 NET LOSS                                 $   (795,679)        $ (2,687,791)        $   (779,056)        $ (2,585,271)
                                          ============         ============         ============         ============

 NET EARNINGS (LOSS)
    ATTRIBUTABLE TO

   American Tax Credit
    Properties L.P.                       $     59,878         $     71,450         $    (15,364)        $    (28,008)
   General partners and other
    limited partners, which
    includes $831,524,
    $2,687,898, $743,681 and
    $2,489,187 of Partnership
    loss in excess of investment              (855,557)          (2,759,241)            (763,692)          (2,557,263)
                                          ------------         ------------         ------------         ------------

                                          $   (795,679)        $ (2,687,791)        $   (779,056)        $ (2,585,271)
                                          ============         ============         ============         ============

  The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through September 30, 2002, Cobbet has accumulated approximately $1,660,000 of debt service arrearages (including late fees of approximately $195,000). On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by the Partnership, utilizing Partnership and Local General Partner funds, to help fund the capital improvements. As of December 30, 2002, the Partnership has advanced $150,000 and the Local General Partners have advanced $125,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

   The Partnership advanced $32,931 during the nine months ended December 30, 2002 to 4611 South Drexel Limited Partnership to fund operating deficits. Cumulative advances as of December 30, 2002 are $400,841. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2002, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2002. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2002, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and advances to a Local Partnership (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $251,000 during the nine months ended December 30, 2002 (which includes a net unrealized loss on investments in bonds of approximately $14,000, amortization of net premium on investments in bonds of approximately $20,000 and accretion of zero coupon bonds of approximately $12,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2002, the investment in local partnerships decreased as a result of cash distributions received from Local Partnerships of $130,103 (exclusive of distributions from Local Partnerships of $11,250 classified as other income), partially offset by Registrant's equity in the Local Partnerships' net income for the nine months ended September 30, 2002 of $71,450 and advances made to a Local Partnership of $32,931 (see discussion below under Local Partnership Matters). Payable to general partner and affiliates in the accompanying balance sheet as of December 30, 2002 represents accrued administration fees.

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

Registrant's operations for the three months ended December 30, 2002 and 2001 resulted in net losses of $36,847 and $111,872, respectively. The decrease in net loss is primarily the result of a decrease in the equity in loss of investment in local partnerships (resulting in income) of approximately $75,000, which decrease is primarily the result of a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the three months ended December 30, 2002 and 2001 resulted from a net unrealized loss on investments in bonds of $18,067 and $36,492, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $796,000 for the three months ended September 30, 2002 was attributable to rental and other revenue of approximately $3,893,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,708,000 and approximately $981,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $779,000 for the three months ended September 30, 2001 was attributable to rental and other revenue of approximately $3,912,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,715,000 and approximately $976,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 2002 and 2001 resulted in net losses of $199,250 and $262,981, respectively. The decrease in net loss is primarily the result of a decrease in the equity in loss of investment in local partnerships (resulting in income) of approximately $99,000, which decrease is primarily the result of a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, partially offset by a decrease in interest revenue of approximately $57,000. Other comprehensive loss for the nine months ended December 30, 2002 and 2001 resulted from a net unrealized loss on investments in bonds of $13,584 and $31,997, respectively.

The Local Partnerships' net loss of approximately $2,688,000 for the nine months ended September 30, 2002 was attributable to rental and other revenue of approximately $11,535,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $11,288,000 and approximately $2,935,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,585,000 for the nine months ended September 30, 2001 was attributable to rental and other revenue of approximately $11,763,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $11,419,000 and approximately $2,929,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency) ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full Mandatory Debt Service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through September 30, 2002, Cobbet has accumulated approximately $1,660,000 of debt service arrearages (including late fees of approximately $195,000). On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by Registrant, utilizing Registrant and Local General Partner funds, to help fund the capital improvements. As of December 30, 2002, Registrant has advanced $150,000 and the Local General Partners have advanced $125,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. Registrant and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. However, the Compliance Period ends December 31, 2003. The Property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits were allocated since 1989. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

The terms of the partnership agreement of Federal Apartments Limited Partnership ("Federal") require the Local General Partner to cause the property management agent to defer property management fees in order to avoid a default under the mortgage. As of October 2002, Federal was three months in arrears on its mortgage payments, including escrow deposits, and was therefore in default under the terms of its mortgage. The Local General Partner has reported that successful negotiations with the lender have been concluded, resulting in a refinancing, the payment of all arrearages and the curing of the default. Registrant's investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997. Federal generated approximately $14.1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dunbar Limited Partnership ("Dunbar") and Dunbar Limited Partnership No. 2 ("Dunbar 2") (collectively the "Dunbars"), which Local Partnerships have common general partner interests and each of which restructured their respective mortgage and housing assistance contracts, incurred operating deficits for the nine months ended September 30, 2002 of approximately $33,000 and approximately $53,000, respectively. The Local General Partner reports that during the process of the Dunbars' debt and subsidy restructuring in 2001, certain operating expenses were not considered in the underwriting budgets of the Properties when the Mandatory Debt Service was restructured. The Local General Partner is currently working with HUD and the lenders to modify the loan and subsidy agreements in an effort to eliminate the operating deficits. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively. Dunbar and Dunbar 2 generated approximately $7.3 and approximately $8.2 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 1999.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $45,000 for the nine months ended September 30, 2002 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. Registrant has made cumulative advances to South Drexel of $400,841 as of December 30, 2002, $32,931 of which was advanced during the nine months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

As a result of the identification of an unsafe condition impacting 16 of the Property's 144 dwelling units, HUD suspended all payments to Blue Hill Housing Limited Partnership ("Blue Hill") effective January 10, 2003 under the terms of Blue Hill's Section 8 contract. HUD has agreed to continue making the Section 8 payments, including the suspended payments, upon the replacement of the property management agent of Blue Hill. A replacement management agent has been identified by the Local General Partners, who are in the process of obtaining lender and local agency approval. The Local General Partners anticipate that the replacement management agent will be in place during February 2003.

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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds, U.S. Treasury instruments and U.S. government and agency securities. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date and the associated bond rating. Since Registrant's investments in bonds have various maturity dates through 2007, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

                        AMERICAN TAX CREDIT PROPERTIES L.P.


Item 4.  Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, Registrant's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

   Changes in Internal Controls

b. There were no significant changes in Registrant's internal controls or in other factors that could significantly affect Registrant's internal controls subsequent to the date of that evaluation.

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

            As further discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, as of October 2002 Federal Apartments Limited Partnership ("Federal") was three months in arrears on its mortgage payments, including escrow deposits, and was therefore in default under the terms of its mortgage. The Local General Partner has reported that successful negotiations with the lender were concluded, resulting in a refinancing, the payment of all arrearages and a curing of the default.

Item 6.     Exhibits and Reports on Form 8-K

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


Dated: February 13, 2003            /s/ David Salzman
                                    -------------------------------
                                    by: David Salzman
                                        Chief Executive Officer



Dated: February 13, 2003            /s/  Neal Ludeke
                                    -------------------------------
                                    by: Neal Ludeke
                                        Chief Financial Officer

                                 CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Tax Credit Properties L.P. (the "Company");

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


Date:   February 13, 2003                        /s/ David Salzman
                                                 -----------------------------
                                                 by: David Salzman
                                                 Chief Executive Officer
                                                 of Richman Tax Credit
                                                 Properties Inc.,
                                                 general partner of
                                                 Richman Tax Credit
                                                 Properties L.P.,
                                                 general partner of the
                                                 Company

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Tax Credit Properties L.P. (the "Company");

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

4. The Company's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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


Date:   February 13, 2003                        /s/ Neal Ludeke
                                                 ------------------------------
                                                 by: Neal Ludeke
                                                 Chief Financial Officer
                                                 of Richman Tax Credit
                                                 Properties Inc.,
                                                 general partner of
                                                 Richman Tax Credit
                                                 Properties L.P.,
                                                 general partner of the
                                                 Company