Form 10-K
period 2003-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2003-06-30
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 2003

                                       OR

               []TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ____________

                                     0-17619
                                     -------
                            (Commission File Number)

                       American Tax Credit Properties L.P.
                       -----------------------------------
      (Exact name of registrant as specified in its governing instruments)

           Delaware                                           13-3458875
-------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
        organization)                                     Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                           06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:        (203) 869-0900
                                                          --------------------

Securities registered pursuant to Section 12(b) of the Act:

       None                                            None
--------------------                 -------------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes X     No__
                                     ---

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001 and Job Creation and Worker Assistance Act of 2002 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

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

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was substantially exhausted by all of the Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. In April 1997, B & V, Ltd. ("B & V") suffered its final event of recapture of Low-income Tax Credits due to a hurricane which substantially damaged the property owned by such Local Partnership and the failure of the property to be fully-rebuilt, primarily due to the non-performance of the insurance company and the resulting foreclosure action taken by the lender. In May 1998, B & V Phase I, Ltd. ("B & V Phase I") suffered an event of recapture of Low-income Tax Credits resulting from the same hurricane and a resulting foreclosure. Due to delays in the reconstruction of the complex, B & V Phase I was unable to comply with the terms of its agreement with the lender. In April 1998, Erie Associates Limited Partnership ("Erie") suffered an event of recapture as a result of a foreclosure sale directed by the lender, due to accumulated arrearages under the terms of the mortgage.

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


                                                                                          Mortgage loans
Name of Local Partnership                                   Number                         payable as of      Subsidy
Name of apartment complex                                 of rental      Capital           December 31,        (see
Apartment complex location                                  units      contribution            2002           footnotes)
--------------------------------                          ---------   -------------       --------------      ---------

4611 South Drexel Limited Partnership
South Drexel Apartments
Chicago, Illinois                                              44      $   777,699         $ 1,290,624          (1c)

B & V, Ltd.
Homestead Apartments
Homestead, Florida                                            158        2,050,795             --(3)

B & V Phase I, Ltd.
Gardens of Homestead
Homestead, Florida                                             97          140,000             --(3)

Blue Hill Housing Limited Partnership
Blue Hill Housing
Grove Hall, Massachusetts                                     144        4,506,082           6,351,495          (1a)

Cityside Apartments, L.P.
Cityside Apartments
Trenton, New Jersey                                           126        6,098,988           7,367,838          (1a)

Cobbet Hill Associates Limited Partnership
Cobbet Hill Apartments
Lynn, Massachusetts                                           117        5,060,942          13,705,488        (1a&b)

Dunbar Limited Partnership
Spring Grove Apartments
Chicago, Illinois                                             100        1,518,229           4,926,101        (1a&e)

Dunbar Limited Partnership No. 2
Park View Apartments
Chicago, Illinois                                             102        1,701,849           5,254,348        (1a&e)

Erie Associates Limited Partnership
Erie Apartments
Springfield, Massachusetts                                     18          755,737              --(3)

Federal Apartments Limited Partnership
Federal Apartments
Fort Lauderdale, Florida                                      164        2,832,224           4,866,445          (1a)

Golden Gates Associates
Golden Gates
Brooklyn, New York                                             85          879,478           4,526,635          (1b)

Grove Park Housing, A California Limited Partnership Grove
Park Apartments
Garden Grove, California                                      104        1,634,396           6,719,705          (1a)


                                                                                              Mortgage loans
Name of Local Partnership                                       Number                         payable as of     Subsidy
Name of apartment complex                                     of rental      Capital           December 31,       (see
Apartment complex location                                      units      contribution            2002          footnotes)
--------------------------------                              ---------   -------------       --------------     ---------

Gulf Shores Apartments Ltd.
Morgan Trace Apartments
Gulf Shores, Alabama                                              50        $   352,693        $ 1,471,397          (1b)

Hilltop North Associates, A Virginia Limited Partnership
Hilltop North Apartments
Richmond, Virginia                                               160          1,470,734          3,133,602          (1a)

Madison-Bellefield Associates
Bellefield Dwellings
Pittsburgh, Pennsylvania                                         158          1,047,744          3,103,564          (1a)

Pine Hill Estates Limited Partnership
Pine Hill Estates
Shreveport, Louisiana                                            110            613,499          2,317,500          (1a&d)

Santa Juanita Limited Dividend Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                                              45            313,887          1,429,828          (1a&b)

Vista del Mar Limited Dividend Partnership L.P.
Vista del Mar Apartments
Fajardo, Puerto Rico                                             152          3,097,059          5,091,354          (1a&b)

Winnsboro Homes Limited Partnership
Winnsboro Homes
Winnsboro, Louisiana                                              50            289,730          1,248,942          (1a&d)
                                                                           ------------       ------------
                                                                            $35,141,765       $ 72,804,866
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

        (3) The property was lost through lender's foreclosure. The Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheets of the Local Partnerships as of December 31, 2002 and 2001 in Note 5 to the financial statements.

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

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Security Holder
Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2003 was approximately 2,600, holding 41,286 Units.

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2003 and 2002.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2002 and 2001 and the cumulative Tax Credits, net of recaptured Low-income Tax Credits, allocated from inception through December 31, 2002 are as follows:

                                              Historic                  Net
                                           Rehabilitation           Low-income
                                            Tax Credits             Tax Credits
                                          ---------------          ------------

       Tax year ended December 31, 2002    $      --               $      1.10
       Tax year ended December 31, 2001           --                      1.10

       Cumulative totals                   $     71.88             $  1,456.48


Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,528 per Unit through December 31, 2002, net of circumstances which have given rise to, and notwithstanding future circumstances which may give rise to, recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties was substantially exhausted as of December 31, 2001.

Item 6.     Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.


                                                                     Years Ended March 30,
                                     -----------------------------------------------------------------------------------
                                       2003              2002              2001              2000              1999
                                    -----------       ----------        ----------        ----------        -----------

Interest and other revenue          $   100,999       $   165,149       $   187,488       $   207,610       $   249,174
                                     ==========        ==========        ==========        ==========        ==========

Equity in loss of investment
  in local partnerships             $  (143,793)      $  (102,800)      $(1,227,326)      $(1,075,642)      $(2,262,176)
                                     ==========        ==========        ==========        ==========        ==========

Net loss                            $  (560,050)      $  (387,357)      $(1,468,424)      $(1,370,463)      $(2,543,362)
                                     ==========        ==========        ==========        ==========        ==========

Net loss per unit of limited
  partnership interest              $    (13.43)      $     (9.29)      $    (35.21)      $    (32.86)      $    (60.99)
                                     ==========        ==========        ==========        ==========        ==========


                                                                        As of March 30,
                                     -----------------------------------------------------------------------------------
                                        2003              2002              2001              2000             1999
                                     ----------        ----------        ----------        ----------        -----------

Total assets                         $2,546,633        $3,058,191        $3,537,540        $4,961,826        $6,478,405
                                     ==========        ==========        ==========        ==========        ==========


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

As of March 30, 2003, Registrant has cash and cash equivalents and investments in bonds totaling $1,334,782, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2003, Registrant's investments in bonds represent corporate bonds of $142,295, U.S. Treasury bonds of $755,507 and U.S. government agency bonds of 324,521, with various maturity dates ranging from 2003 to 2007. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2003, Registrant received cash from interest revenue, redemptions/maturities and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and advances to a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $280,000 during the year ended March 30, 2003 (which includes a net unrealized loss on investments in bonds of approximately $21,000, the amortization of net premium on investments in bonds of approximately $24,000 and the accretion of zero coupon bonds of approximately $16,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2002 of $143,793 and cash distributions received from Local Partnerships of $130,103 (exclusive of distributions from Local Partnerships of $23,750 classified as other income), partially offset by advances made to a Local Partnership of $57,356 (see discussion below under Local Partnership Matters). Payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2003 and 2002 represents deferred management and administration fees.

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

Registrant's operations for the years ended March 30, 2003, 2002 and 2001 resulted in net losses of $560,050, $387,357 and $1,468,424, respectively. The increase in net loss from 2002 to 2003 is primarily attributable to (i) a decrease in interest revenue of approximately $69,000 as a result of lower average balances of cash and cash equivalents and investments in bonds and lower money market rates, (ii) an increase in printing, postage and other expenses of approximately $70,000, resulting primarily from the accrual of $75,000 as a result of a new filing fee charged to partnerships in the state of New Jersey and (iii) an increase in equity in loss of investment in local partnerships of approximately $41,000, which increase is primarily attributable to the recognition of income in fiscal 2002 of $150,000 that had been recorded as a commitment to a local Partnership in a prior year, partially offset by a decrease in the net operating losses of certain Local Partnerships in which the Partnership continues to have an investment balance. The decrease in net loss from 2001 to 2002 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $1,125,000, which decrease is primarily attributable to an increase in the nonrecognition of losses in accordance with the equity method of accounting.

The Local Partnerships' loss from operations of approximately $4,197,000 for the year ended December 31, 2002 includes depreciation and amortization expense of approximately $3,956,000 and interest on non-mandatory debt of approximately $682,000, and does not include principal payments on permanent mortgages of approximately $754,000. The Local Partnerships' loss from operations of approximately $4,130,000 for the year ended December 31, 2001 includes depreciation and amortization expense of approximately $4,057,000 and interest on non-mandatory debt of approximately $604,000, and does not include principal payments on permanent mortgages of approximately $769,000. The Local Partnerships' loss from operations of approximately $3,610,000 for the year ended December 31, 2000 includes depreciation and amortization expense of approximately $3,906,000 and interest on non-mandatory debt of approximately $674,000, and does not include principal payments on permanent mortgages of approximately $770,000. The results of operations of the Local Partnerships for the year ended December 31, 2002 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $49,000 for the year ended December 31, 2002 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of March 30, 2003, Registrant has advanced $425,266, of which $57,356 was advanced during the year then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Federal Apartments Limited Partnership ("Federal") require the Local General Partner to cause the property management agent to defer property management fees in order to avoid a default under the mortgage. Federal reported an operating deficit of approximately $94,000 for the year ended December 31, 2002, which includes property management fees of approximately $80,000. Federal refinanced its first mortgage effective November 1, 2002, resulting in a reduction of annual Mandatory Debt Service by approximately $85,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997. Federal generated approximately $14.1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

The terms of the partnership agreement of Cityside Apartments L.P. ("Cityside") require the management agent to defer property management fees in order to avoid a default under the mortgage. Cityside reported an operating deficit of approximately $113,000 for the year ended December 31, 2002, which includes property management fees of approximately $84,000. Payments on the mortgage and real estate taxes are current. Cityside generated approximately $29.5 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Dunbar Limited Partnership ("Dunbar") and Dunbar Limited Partnership No. 2 ("Dunbar 2") (collectively the "Dunbars"), which Local Partnerships have common general partner interests and each of which restructured their respective mortgage and housing assistance contracts under the mark to market program in 2001, incurred operating deficits for the year ended December 31, 2002 of approximately $14,000 and approximately $56,000, respectively. The Local General Partner reports that during the process of the Dunbars' debt and subsidy restructuring, certain operating expenses were not considered in the underwriting budgets of the Properties when the Mandatory Debt Service and rents were restructured. The Local General Partner is currently working with HUD and the lenders to modify the loans and subsidy agreements in an effort to eliminate or reduce the operating deficits. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively. Dunbar and Dunbar 2 generated approximately $7.3 and approximately $8.2 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 1999.

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through December 31, 2002, Cobbet has accumulated approximately $1,588,000 of debt service arrearages. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by the Partnership, utilizing Partnership and Local General Partner funds, to help fund the capital improvements. As of December 30, 2002, the Partnership has advanced $150,000 and the Local General Partners have advanced $125,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The future financial viability of Cobbet is highly uncertain. However, the Compliance Period ends December 31, 2003. The property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits were allocated since 1989. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of the identification of an unsafe condition impacting 16 of the Property's 144 dwelling units, HUD suspended all payments to Blue Hill Housing Limited Partnership ("Blue Hill") effective January 10, 2003 under the terms of Blue Hill's Section 8 contract. HUD has agreed to continue making the Section 8 payments, including the suspended payments, upon the replacement of the property management agent of Blue Hill. A replacement management agent was in place as of March 2003.

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

     o Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

     o If the book value of Registrant's investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on Registrant's financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on Registrant's financial position, results of operations or cash flows.


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8.     Financial Statements and Supplementary Data


                                Table of Contents
                                -----------------
                                                                          Page
                                                                          ----

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

                         INDEPENDENT AUDITORS' REPORT



To the Partners
American Tax Credit Properties L.P.

      We have audited the accompanying balance sheets of American Tax Credit Properties L.P. as of March 30, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 17, 2003


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2003 AND 2002


                                                           Notes                2003                   2002
                                                           -----             -----------            -----------

ASSETS

Cash and cash equivalents                                     3,9            $   112,459            $   223,677
Investments in bonds                                      4,5,8,9              1,222,323              1,390,836
Investment in local partnerships                              5,8              1,182,145              1,398,685
Interest receivable                                             9                 29,706                 44,993
                                                                             -----------            -----------

                                                                             $ 2,546,633            $ 3,058,191
                                                                             ===========            ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses                                        $   127,263            $    57,552
Payable to general partner and affiliates                     6,8                 79,004                 78,999
                                                                             -----------            -----------

                                                                                 206,267                136,551
                                                                             -----------            -----------

Commitments and contingencies                                 5,8

Partners' equity (deficit)                                    2,4

  General partner                                                               (342,205)              (336,604)
  Limited partners (41,286 units of limited
   partnership interest outstanding)                                           2,691,695              3,246,144
  Accumulated other comprehensive income
   (loss), net                                                                    (9,124)                12,100
                                                                             -----------            -----------

                                                                               2,340,366              2,921,640
                                                                             -----------            -----------

                                                                             $ 2,546,633            $ 3,058,191
                                                                             ===========            ===========


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2003, 2002 and 2001


                                                 Notes             2003              2002               2001
                                                 -----         -----------       ------------        -----------

REVENUE

Interest                                                       $    77,249        $   146,424        $   160,013
Other income from local partnerships                                23,750             18,725             27,475
                                                               -----------        -----------        -----------

TOTAL REVENUE                                                      100,999            165,149            187,488
                                                               -----------        -----------        -----------

EXPENSES

Administration fees                                6,8             183,723            183,723            183,723
Management fee                                     6,8             175,466            175,466            175,466
Professional fees                                                   57,472             60,002             47,155
Printing, postage and other                                        100,595             30,515             22,242
                                                               -----------        -----------        -----------

TOTAL EXPENSES                                                     517,256            449,706            428,586
                                                               -----------        -----------        -----------

Loss from operations                                              (416,257)          (284,557)          (241,098)

Equity in loss of investment in
local partnerships                                   5            (143,793)          (102,800)        (1,227,326)
                                                               -----------        -----------        -----------

NET LOSS                                                          (560,050)          (387,357)       (1,468,424)

Other comprehensive income (loss)                    4             (21,224)           (96,983)            39,785
                                                               -----------        -----------        -----------

COMPREHENSIVE LOSS                                             $  (581,274)       $  (484,340)       $(1,428,639)
                                                               ===========        ===========        ===========

NET LOSS ATTRIBUTABLE TO                             2

   General partner                                             $    (5,601)       $    (3,874)       $   (14,684)
   Limited partners                                               (554,449)          (383,483)        (1,453,740)
                                                               -----------        -----------        -----------

                                                               $  (560,050)       $  (387,357)       $(1,468,424)
                                                               ===========        ===========        ===========

NET LOSS per unit of limited partnership
   interest (41,286 units of
   limited partnership interest)                               $    (13.43)       $     (9.29)       $    (35.21)
                                                               ===========        ===========        ===========



                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2003, 2002 and 2001


                                                                                             Accumulated
                                                                                                Other
                                                                                             Comprehensive
                                                        General            Limited           Income (Loss),
                                                        Partner            Partners               Net            Total
                                                      -----------        -----------         -------------     -----------


Partners' equity (deficit), March 30, 2000            $  (318,046)       $ 5,083,367        $    69,298        $ 4,834,619

Net loss                                                  (14,684)        (1,453,740)                           (1,468,424)

Other comprehensive income, net                                                                  39,785             39,785
                                                      -----------        -----------        -----------        -----------

Partners' equity (deficit), March 30, 2001               (332,730)         3,629,627            109,083          3,405,980

Net loss                                                   (3,874)          (383,483)                             (387,357)

Other comprehensive loss, net                                                                   (96,983)           (96,983)
                                                      -----------        -----------        -----------        -----------

Partners' equity (deficit), March 30, 2002               (336,604)         3,246,144             12,100          2,921,640

Net loss                                                   (5,601)          (554,449)                             (560,050)

Other comprehensive loss, net                                                                   (21,224)           (21,224)
                                                      -----------        -----------        -----------        -----------
Partners' equity (deficit), March 30, 2003            $  (342,205)       $ 2,691,695        $    (9,124)       $ 2,340,366
                                                      ===========        ===========        ===========        ===========



                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2003, 2002 and 2001


                                                                       2003                2002                2001
                                                                    ---------           ----------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                   $ 100,398           $ 152,482           $ 186,117
Cash paid for
   administration fees                                               (183,718)           (179,388)           (183,718)
   management fee                                                    (175,466)           (175,466)           (175,466)
   professional fees                                                  (57,472)            (58,538)            (44,745)
   printing, postage and other expenses                               (30,884)            (31,323)            (20,304)
                                                                    ---------           ---------           ---------

Net cash used in operating activities                                (347,142)           (292,233)           (238,116)
                                                                    ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                            153,853             175,236             119,657
Investment in local partnerships                                      (57,356)            (70,700)           (311,351)
Investments in bonds (includes accrued interest of
   $198, $1,636 and $482)                                            (249,573)           (259,215)           (256,438)
Maturity/redemption and sale of bonds                                 389,000             593,000             702,474
                                                                    ---------           ---------           ---------

Net cash provided by investing activities                             235,924             438,321             254,342
                                                                    ---------           ---------           ---------

Net increase (decrease) in cash and cash
  equivalents                                                        (111,218)            146,088              16,226

Cash and cash equivalents at beginning of year                        223,677              77,589              61,363
                                                                    ---------           ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 112,459           $ 223,677           $  77,589
                                                                    =========           =========           =========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net                $ (21,224)          $ (96,983)          $  39,785
                                                                    =========           =========           =========

-------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page 19.



                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2003, 2002 and 2001


                                                              2003                  2002                 2001
                                                          ------------          ------------          -----------

RECONCILIATION OF NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES

Net loss                                                  $  (560,050)          $  (387,357)          $(1,468,424)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local
    partnerships                                              143,793               102,800             1,227,326
  Loss on redemption and sale of bonds                                                                     15,316
  Distributions from local partnerships
    classified as other income                                (23,750)              (18,725)              (27,475)
  Amortization of net premium on investments
    in bonds                                                   23,943                20,429                22,361
  Accretion of zero coupon bonds                              (16,279)              (16,279)              (16,279)
  Decrease in interest receivable                              15,485                 1,908                 4,706
  Increase in accounts payable and accrued
    expenses                                                   69,711                   656                 4,348
  Increase in due to general partner and
    affiliates                                                      5                 4,335                     5
                                                          -----------           -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                     $  (347,142)          $  (292,233)          $  (238,116)
                                                          ===========           ===========           ===========



                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2003, 2002 and 2001


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 and 2001


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

Premiums and discounts on investments in bonds are amortized (accreted) using the effective yield method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemption or sale of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

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

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Partnership's financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 and 2001


3.  Cash and Cash Equivalents

As of March 30, 2003, the Partnership has $112,459 in cash and cash equivalents that are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.


4.  Investments in Bonds

The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including the providing of operating advances resulting from circumstances that may arise in connection with the Local Partnerships. Such bonds include $245,220 restricted in connection with a Local Partnership's outstanding letter of credit (see Note 8). Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

As of March 30, 2003, certain information concerning investments in bonds is as follows:


                                                                 Gross               Gross
                                            Amortized          unrealized          unrealized          Estimated
 Description and maturity                      cost              gains               losses            fair value
 ------------------------                  ----------         -----------         -----------         -----------

Corporate debt securities
 After one year through five years         $   212,592        $     9,861         $   (80,158)        $   142,295
                                           -----------        -----------         -----------         -----------

U.S. Treasury debt securities
 Within one year                               551,000             13,523                --               564,523
 After one year through five years             172,744             18,240                --               190,984
                                           -----------        -----------         -----------         -----------

                                               723,744             31,763                --               755,507
                                           -----------        -----------         -----------         -----------

U.S. government and agency securities
 After one year through five years             295,111             29,410                --               324,521
                                           -----------        -----------         -----------         -----------
                                           $ 1,231,447        $    71,034         $   (80,158)        $ 1,222,323
                                           ===========        ===========         ===========         ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 and 2001


4.  Investments in Bonds (continued)

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
                                                  ===========        ===========         ===========         ===========

                     AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                        MARCH 30, 2003, 2002 AND 2001


5.  Investment in Local Partnerships

As of March 30, 2003, the Partnership owns a limited partnership interest in the following Local Partnerships:

1. 4611 South Drexel Limited Partnership ("South Drexel");
2. Blue Hill Housing Limited Partnership;
3. Cityside Apartments, L.P.*;
4. Cobbet Hill Associates Limited Partnership ("Cobbet")*;
5. Dunbar Limited Partnership;
6. Dunbar Limited Partnership No. 2;
7. Federal Apartments Limited Partnership;
8. Golden Gates Associates;
9. Grove Park Housing, A California Limited Partnership;
10. Gulf Shores Apartments Ltd.;
11. Hilltop North Associates, A Virginia Limited Partnership;
12. Madison-Bellefield Associates;
13. Pine Hill Estates Limited Partnership;
14. Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita");
15. Vista del Mar Limited Dividend Partnership L.P.; and
16. Winnsboro Homes Limited Partnership.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $35,141,765, which includes advances to certain Local Partnerships. As of December 31, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,805,000 and accrued interest payable on such loans totaling approximately $5,804,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $3,956,247, $3,932,727 and $2,283,151 for the years ended December 31, 2002,
2001 and 2000, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

                     AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                        MARCH 30, 2003, 2002 and 2001


5.  Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2002 and 2001 are as follows:


                                                                 2002                    2001
                                                             ------------             ------------
ASSETS

Cash and cash equivalents                                    $  1,563,601             $  1,907,632
Rents receivable                                                  138,465                  197,661
Escrow deposits and reserves                                    3,711,505                3,806,701
Land                                                            3,850,061                3,850,061
Buildings and improvements (net of accumulated
  depreciation of $52,143,396 and $48,329,545)                 55,939,017               58,998,432
Intangible assets (net of accumulated
  amortization of $824,571 and $816,495)                        1,615,827                1,545,008
Other assets                                                      990,098                  890,918
                                                             ------------             ------------

                                                             $ 67,808,574             $ 71,196,413
                                                             ============             ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                      $  1,469,731             $  1,486,791
  Due to related parties                                        6,381,473                5,942,957
  Mortgage loans                                               72,804,866               73,205,174
  Notes payable                                                   939,899                  932,414
  Accrued interest                                              5,804,195                5,000,658
  Other liabilities                                               377,957                  345,235
                                                             ------------             ------------

                                                               87,778,121               86,913,229
                                                             ------------             ------------

Partners' equity (deficit)

  American Tax Credit Properties L.P.
   Capital contributions, net of distributions                 33,964,161               34,019,701
   Cumulative loss                                            (31,850,829)             (31,707,036)

                                                                2,113,332                2,312,665
                                                             ------------             ------------
  General partners and other limited partners
   Capital contributions, net of distributions                    599,824                  599,854
   Cumulative loss                                            (22,682,703)             (18,629,335)
                                                             ------------             ------------

                                                              (22,082,879)             (18,029,481)
                                                             ------------             ------------

                                                              (19,969,547)             (15,716,816)
                                                             ------------             ------------

                                                             $ 67,808,574             $ 71,196,413
                                                             ============             ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 and 2001


5.  Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2002, 2001 and 2000 are as follows:


                                                       2002                    2001                   2000
                                                   ------------            ------------            ------------
REVENUE

Rental                                             $ 15,085,171            $ 15,038,216            $ 15,228,268
Interest and other                                      320,900                 443,442                 421,752
                                                   ------------            ------------            ------------

Total Revenue                                        15,406,071              15,481,658              15,650,020
                                                   ------------            ------------            ------------

EXPENSES

Administrative                                        2,699,282               2,480,935               2,473,170
Utilities                                             1,504,982               1,670,023               1,303,193
Operating and maintenance                             3,808,826               3,575,925               3,444,099
Taxes and insurance                                   1,932,728               1,801,691               1,834,841
Financial                                             5,701,385               6,026,087               6,298,606
Depreciation and amortization                         3,956,029               4,057,034               3,906,334
                                                   ------------            ------------            ------------

Total Expenses                                       19,603,232              19,611,695              19,260,243
                                                   ------------            ------------            ------------

NET LOSS                                           $ (4,197,161)           $ (4,130,037)           $ (3,610,223)
                                                   ============            ============            ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties L.P.              $   (143,793)           $   (102,800)           $ (1,227,326)
  General partners and other
   limited partners, which
   includes Partnership loss in
   excess of investment of
   $3,956,247, $3,932,727 and $2,283,151             (4,053,368)             (4,027,237)             (2,382,897)
                                                   ------------            ------------            ------------
                                                   $ (4,197,161)           $ (4,130,037)           $ (3,610,223)
                                                   ============            ============            ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 and 2001


5.  Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2003 is as follows:

                                                                                                      Cash
                                                                                     Cash         distributions
                                  Investment                     Partnership's    distributions   classified as    Investment in
                                   in Local      Investments     equity in loss    received       other income        Local
                                 Partnership    during the year  for the year      during the     during the year   partnership
                                  balance as       ended            ended          year ended         ended        balance as of
                                   of March       March 30,       December 31,      March 30,        March 30,       March 30,
Name of Local Partnership          30, 2002         2003             2002             2003             2003            2003
-------------------------        -----------  -------------     -------------    -------------   ---------------  --------------

4611 South Drexel Limited
  Partnership                      $      --     $    57,356    $   (57,356)(2)  $      --        $      --       $       --
Blue Hill Housing Limited
  Partnership                          935,631          --          (12,822)      (127,140)              --            795,669
Cityside Apartments, L.P.                 --            --             --   (1)         --               --               --
Cobbet Hill Associates Limited
  Partnership                             --            --             --   (1)         --               --               --
Dunbar Limited Partnership                --            --             --   (1)         --               --               --
Dunbar Limited Partnership No. 2          --            --             --   (1)         --               --               --
Federal Apartments Limited
  Partnership                             --            --             --   (1)     (5,000)           5,000               --
Golden Gates Associates                   --            --             --   (1)         --               --               --
Grove Park Housing, A
  California Limited
  Partnership                             --            --             --   (1)         --               --               --
Gulf Shores Apartments Ltd.               --            --             --   (1)         --               --               --
Hilltop North Associates, A
  Virginia Limited Partnership            --            --             --   (1)         --               --               --
Madison-Bellefield Associates          445,845          --          (56,406)        (2,963)              --            386,476
Pine Hill Estates Limited
  Partnership                             --            --             --   (1)    (15,000)          15,000               --
Santa Juanita Limited Dividend
  Partnership L.P.                      17,209          --          (17,209)(2)         --               --               --
Vista del Mar Limited Dividend
  Partnership L.P.                        --            --             --   (1)         --               --               --
Winnsboro Homes Limited
  Partnership                             --            --             --   (1)     (3,750)           3,750               --
                                   -----------    -----------    -----------    -----------        -----------     -------------
                                   $ 1,398,685    $   57,356    $  (143,793)   $  (153,853)       $    23,750     $  1,182,145
                                   ===========    ===========    ===========    ===========        ===========     =============



(1) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 and 2001


5.  Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2002 is as follows:


                                                                                                      Cash
                                                                                     Cash         distributions
                                  Investment                     Partnership's    distributions   classified as    Investment in
                                   in Local      Investments    equity in income    received       other income        Local
                                 Partnership    during the year  (loss) for the    during the     during the year   partnership
                                  balance as       ended           year ended      year ended         ended        balance as of
                                   of March       March 30,       December 31,      March 30,        March 30,       March 30,
Name of Local Partnership          30, 2001         2002             2001             2002             2002            2002
-------------------------        ------------   -------------   --------------   -------------    --------------   -------------

4611 South Drexel Limited
  Partnership                      $      --      $    70,700    $   (70,700)(2)$        --       $      --        $      --
Blue Hill Housing Limited
  Partnership                        1,190,764           --          (98,622)      (156,511)             --            935,631
Cityside Apartments, L.P.                 --             --             --   (1)         --              --               --
Cobbet Hill Associates Limited
  Partnership                         (150,000)(3)       --         (150,000)(3)         --              --               --
Dunbar Limited Partnership                --             --             --   (1)     (5,000)          5,000               --
Dunbar Limited Partnership No. 2          --             --             --   (1)     (5,000)          5,000               --
Federal Apartments Limited
  Partnership                             --             --             --   (1)         --              --               --
Golden Gates Associates                   --             --             --   (1)         --              --               --
Grove Park Housing, A
  California Limited
  Partnership                             --             --             --   (1)         --             --                --
Gulf Shores Apartments Ltd.               --             --             --   (1)     (2,475)          2,475               --
Hilltop North Associates, A
  Virginia Limited Partnership            --             --             --   (1)         --             --                --
Madison-Bellefield Associates          500,721           --          (54,876)            --             --             445,845
Pine Hill Estates Limited
  Partnership                             --             --             --   (1)     (5,000)          5,000               --
Santa Juanita Limited Dividend
  Partnership L.P.                      45,811           --          (28,602)            --             --              17,209
Vista del Mar Limited Dividend
  Partnership L.P.                        --             --             --   (1)         --             --                --
Winnsboro Homes Limited
  Partnership                             --             --             --   (1)      (1,250)         1,250               --
                                   -----------    -----------    -----------    -----------       -----------      -----------
                                   $ 1,587,296    $    70,700    $  (102,800)   $  (175,236)      $    18,725      $ 1,398,685
                                   ===========    ===========    ===========    ===========       ===========      ===========


(1) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)The Partnership's investment balance was negative as a result of an outstanding commitment of the Partnership on behalf of the Local Partnership, which commitment was later reduced to zero (see Note 1).

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 and 2001


5.  Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2002 is as follows:


                                                     Mortgage                               Buildings
                                                      loans                                    and              Accumulated
Name of Local Partnership                             payable             Land             improvements         depreciation
-------------------------------------             -------------       -------------      --------------        -------------

4611 South Drexel Limited Partnership             $   1,290,624       $      64,408       $   1,869,153        $    (825,609)
Blue Hill Housing Limited Partnership                 6,351,495             111,325          10,902,347           (4,747,531)
Cityside Apartments, L.P.                             7,367,838             131,591          13,786,099           (6,689,393)
Cobbet Hill Associates Limited
  Partnership                                        13,705,488             504,683          16,524,106           (8,382,822)
Dunbar Limited Partnership                            4,926,101             117,126           6,306,473           (2,929,151)
Dunbar Limited Partnership No. 2                      5,254,348             131,920           6,914,158           (3,335,566)
Federal Apartments Limited Partnership                4,866,445             279,750           8,599,425           (4,322,429)
Golden Gates Associates                               4,526,635              29,585           5,821,145           (3,041,912)
Grove Park Housing, A California
  Limited Partnership                                 6,719,705             956,952           7,676,667           (3,660,928)
Gulf Shores Apartments Ltd.                           1,471,397             172,800           1,769,802             (914,889)
Hilltop North Associates, A Virginia
  Limited Partnership                                 3,133,602             240,514           5,024,045           (2,007,063)
Madison-Bellefield Associates                         3,103,564             245,000           5,915,799           (2,973,514)
Pine Hill Estates Limited Partnership                 2,317,500              40,000           3,921,634           (1,937,407)
Santa Juanita Limited Dividend
  Partnership L.P.                                    1,429,828             228,718           2,430,592           (1,115,681)
Vista del Mar Limited Dividend
  Partnership L.P.                                    5,091,354             565,689           8,793,294           (4,381,377)
Winnsboro Homes Limited Partnership                   1,248,942              30,000           1,827,674             (878,124)
                                                  -------------       -------------       -------------        -------------
                                                  $  72,804,866       $   3,850,061       $ 108,082,413        $ (52,143,396)
                                                  =============       =============       =============        =============

Property information for each Local Partnership as of December 31, 2001 is as follows:


                                                     Mortgage                               Buildings
                                                      loans                                    and              Accumulated
Name of Local Partnership                             payable             Land             improvements         depreciation
-------------------------------------             -------------       -------------      --------------        -------------

4611 South Drexel Limited Partnership             $   1,307,248       $      64,408       $   1,851,813        $    (756,090)
Blue Hill Housing Limited Partnership                 6,394,092             111,325          10,902,347           (4,482,697)
Cityside Apartments, L.P.                             7,473,851             131,591          13,786,099           (6,187,469)
Cobbet Hill Associates Limited
  Partnership                                        13,814,341             504,683          16,409,900           (7,762,608)
Dunbar Limited Partnership                            4,930,310             117,126           6,035,860           (2,684,809)
Dunbar Limited Partnership No. 2                      5,257,050             131,920           6,755,247           (3,073,331)
Federal Apartments Limited Partnership                4,956,100             279,750           8,578,763           (3,991,262)
Golden Gates Associates                               4,555,277              29,585           5,821,145           (2,834,650)
Grove Park Housing, A California
  Limited Partnership                                 6,763,950             956,952           7,676,667           (3,381,808)
Gulf Shores Apartments Ltd.                           1,475,807             172,800           1,768,657             (851,316)
Hilltop North Associates, A Virginia
  Limited Partnership                                 3,176,404             240,514           5,008,146           (1,865,338)
Madison-Bellefield Associates                         3,215,528             245,000           5,763,613           (2,762,440)
Pine Hill Estates Limited Partnership                 2,198,261              40,000           3,923,925           (1,800,919)
Santa Juanita Limited Dividend
  Partnership L.P.                                    1,443,590             228,718           2,429,898           (1,023,187)
Vista del Mar Limited Dividend
  Partnership L.P.                                    5,139,920             565,689           8,790,082           (4,062,213)
Winnsboro Homes Limited Partnership                   1,103,445              30,000           1,825,815             (809,408)
                                                  -------------       -------------       -------------        -------------

                                                  $  73,205,174       $   3,850,061       $ 107,327,977        $ (48,329,545)
                                                  =============       =============       =============        =============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 and 2001


5.  Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2002 is as follows:


                                                                Net change
                                       Balance as of        during the year ended        Balance as of
                                      December 31, 2001       December 31, 2002         December 31, 2002
                                      -----------------       -----------------         -----------------

Land                                    $   3,850,061           $        --               $   3,850,061
Buildings and improvements                107,327,977                 754,436               108,082,413
                                        -------------           -------------             -------------
                                          111,178,038                 754,436               111,932,474
Accumulated depreciation                  (48,329,545)             (3,813,851)              (52,143,396)
                                        -------------           -------------             -------------

                                        $  62,848,493           $  (3,059,415)            $  59,789,078
                                        =============           =============             =============

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through December 31, 2002, Cobbet has accumulated approximately $1,588,000 of debt service arrearages. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by the Partnership, utilizing Partnership and Local General Partner funds, to help fund the capital improvements. As of March 30, 2003, the Partnership has advanced $150,000 and the Local General Partners have advanced $125,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. However, pursuant to subsequent correspondence, MHFA indicated that it would be interested in reviewing a separate proposal if Cobbet could identify an investor. If such a plan were implemented, such new limited partner would receive a substantial portion of the annual allocation of Cobbet's tax losses upon such partner's admission, plus cash flows and residuals, if any. The Partnership and the Local General Partners would retain a sufficient interest in Cobbet to avoid recapture of Low-income Tax Credits. There can be no assurance that a plan will be implemented, and if not, MHFA is likely to retain its rights under the loan documents. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

The Partnership advanced $57,356 and $70,700 during the years ended March 30, 2003 and 2002, respectively, to South Drexel to fund operating deficits, which includes making necessary capital improvements to the property. Cumulative advances as of March 30, 2003 are $425,266. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1).

                     AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                        MARCH 30, 2003, 2002 and 2001


6.  Transactions with General Partner and Affiliates

For the years ended March 30, 2003, 2002 and 2001, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:


                                                     2003                       2002                        2001
                                               --------------------       ---------------------       ---------------------
                                               Paid        Incurred       Paid         Incurred       Paid         Incurred
                                               ----        --------       ----         --------       ----         --------

Management fee (see Note 8)                  $175,466      $175,466      $175,466      $175,466      $175,466      $175,466

Administration fees (see Note 8)              183,718       183,723       179,388       183,723       183,718       183,723


For the years ended December 31, 2002, 2001 and 2000, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:


                                                     2002                       2001                        2000
                                               --------------------       ---------------------       ---------------------
                                               Paid        Incurred       Paid         Incurred       Paid         Incurred
                                               ----        --------       ----         --------       ----         --------

Property management fees                     $ 67,434      $ 60,176      $139,487      $101,228      $ 75,004      $ 83,354

Insurance and other services                  153,507       133,596        97,256        92,119        74,862       118,918

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


7.  Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2003, 2002 and 2001 to the tax return net loss for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                                                            2003                2002                2001
                                                                        ------------        -----------         -----------

Financial  statement  net loss for the years ended March 30,
    2003, 2002 and 2001                                                 $  (560,050)        $  (387,357)        $(1,468,424)

Add (less) net transactions occurring between
    January 1, 2000 to March 30, 2000                                          --                  --               (65,927)
    January 1, 2001 to March 30, 2001                                          --               (92,406)             92,406
    January 1, 2002 to March 30, 2002                                       (49,584)             49,584                --
    January 1, 2003 to March 30, 2003                                        70,557                --                  --
                                                                        -----------         -----------         -----------
Adjusted financial statement net loss for the years ended
   December 31, 2002, 2001 and 2000                                        (539,077)           (430,179)         (1,441,945)

Differences arising from equity in loss of investment in
   local partnerships                                                    (3,907,596)         (3,282,497)         (2,353,893)

Other income from local partnerships                                        (35,000)            (12,475)            (12,500)

Administration fees deductible when paid                                       --                (2,159)               --

Other differences                                                               366              (5,944)             10,177
                                                                        -----------         -----------         -----------
Tax return net loss for the years ended December 31,
   2002, 2001 and 2000                                                  $(4,481,307)        $(3,733,254)        $(3,798,161)
                                                                        ===========         ===========         ===========

The differences between the investment in local partnerships for tax return and financial reporting purposes as of December 31, 2002 and 2001 are as follows:


                                                                   2002              2001
                                                              -------------     -------------

Investment in local partnerships - financial reporting        $   1,300,620     $   1,357,053
Investment in local partnerships - tax                          (17,867,643)      (13,736,989)
                                                              -------------     -------------

                                                              $  19,168,263     $  15,094,042
                                                              =============     =============


Payable to general partner in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


8.  Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") in the amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership. the Partnership incurred a Management Fee of $175,466 for each of the three years ended March 30, 2003. Unpaid Management Fees in the amount of $43,861 are recorded as payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2003 and 2002.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee ("Additional Administration Fee") in the amount of $30,965 for administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years ended March 30, 2003. Such amounts are aggregated and reflected under the caption administration fees in the accompanying statements of operations. Unpaid Administration Fees in the amount of $35,143 and $35,138 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2003 and 2002, respectively.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


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

The estimated fair value of the Partnership's financial instruments as of March 30, 2003 and 2002 are disclosed elsewhere in the financial statements.


10.               Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:


                                                 First            Second            Third             Fourth
                                                Quarter           Quarter          Quarter            Quarter
                                               --------          ---------        ---------          ----------

2003
----

Total revenue                                  $  23,949         $  23,821         $  25,442         $  27,787

Loss from operations                             (89,419)          (84,556)          (96,725)         (145,557)

Equity in income (loss) of
  investment in local partnerships               (36,196)           47,768            59,878          (215,243)

Net loss                                        (125,615)          (36,788)          (36,847)         (360,800)

2002
----

Total revenue                                  $  39,743         $  43,574         $  41,474         $  40,358

Loss from operations                             (68,200)          (70,265)          (96,508)          (49,584)

Equity in income (loss) of
  investment in local partnerships               (31,496)           18,852           (15,364)          (74,792)

Net loss                                         (99,696)          (51,413)         (111,872)         (124,376)

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


10.   Quarterly Financial Information - Unaudited (continued)


2001
----

Total revenue                                    $  47,723         $  52,005         $  31,064         $  56,696

Loss from operations                               (64,150)          (47,464)          (80,371)          (49,113)

Equity in income (loss) of
  investment in local partnerships                (239,378)         (475,486)         (162,163)         (350,299)

Net loss                                          (303,528)         (522,950)         (242,534)         (399,412)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax. The executive officers and directors of Richman Tax are:

                         Served in present
Name                     capacity since (1)        Position held
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

Richard Paul Richman, age 55, is the sole Director of Richman Tax. Mr. Richman is the Chairman and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 42, is the President of Richman Tax and is a minority stockholder and the President of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication for Richman Group.

Neal Ludeke, age 45, is a Vice President and Treasurer of Richman Tax. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina S. Dodge, age 47, is the Secretary of Richman Tax. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any remuneration. During the year ended March 30, 2003, Richman Tax did not pay any remuneration to any of its officers or its director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Dominion Capital Inc., having the mailing address 120 Tredegar Street, Richmond, Virginia 23219, is the owner of 2,800 Units, representing approximately 6.8% of all such Units. As of May 31, 2003, no person or entity, other than Dominion Capital Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax is wholly-owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 2002 allocated to the General Partner were $44,813 and $460, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2002 (from the allocation of Registrant discussed above) and allocated to Richman Tax were $30,472 and $312, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2003.


Item 14. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, Registrant's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

   Changes in Internal Controls

b. There were no significant changes in Registrant's internal controls or in other factors that could significantly affect Registrant's internal controls subsequent to the date of that evaluation.

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

      10.1           4611 South Drexel Limited Partnership Agreement of          Exhibit 10.3 to Form 10-Q Report
                     Limited Partnership                                         dated December 30, 1989
                                                                                 (File No. 0-17619)

      10.2           B & V, Ltd. Fourth Amended and Restated Agreement and       Exhibit 10.3 to Form 8-K Report
                     Certificate of Limited Partnership                          dated January 17, 1989
                                                                                 (File No. 33-20391)

      10.3           B & V Phase I, Ltd. Amended and Restated Agreement of       Exhibit 10.1 to Form 10-Q Report
                     Limited Partnership                                         dated September 29, 1994
                                                                                 (File No. 0-17619)

      10.4           B & V Phase I, Ltd. Assignment of Partnership Interests,    Exhibit 10.4 to Form 10-K Report
                     Assumption of Responsibilities, and                         dated March 30, 1997
                     Waiver of Conditions                                        (File No. 0-17619)

      10.5           Blue Hill Housing Limited Partnership Amended and           Exhibit 10.7 to Form 8-K Report
                     Restated Agreement and Certificate of Limited Partnership   dated January 17, 1989
                                                                                 (File No. 33-20391)

      10.6           Cityside Apartments, L.P. Amended and Restated Agreement    Exhibit 10.3 to Form 10-K Report
                     of Limited Partnership                                      dated March 30, 1990
                                                                                 (File No. 0-17619)

      10.7           Amendment No. 1 to Cityside Apartments, L.P. Amended and    Exhibit 10.4 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1992
                                                                                 (File No. 0-17619)

      10.8           Amendment No. 2 to Cityside Apartments, L.P. Amended and    Exhibit 10.5 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1992
                                                                                 (File No. 0-17619)





                                                                                          Incorporated by
                                      Exhibit                                              Reference to
                                      -------                                              ------------

      10.9           Amendment No. 3 to Cityside Apartments, L.P. Amended and    Exhibit 10.6 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1992
                                                                                 (File No. 0-17619)

      10.10          Cobbet Hill Associates Limited Partnership Amended and      Exhibit 10.4 to Form 10-K Report
                     Restated Agreement and Certificate of Limited Partnership   dated March 30, 1990
                                                                                 (File No. 0-17619)

      10.11          Cobbet Hill Associates Limited Partnership First            Exhibit 10.8 to Form 10-K Report
                     Amendment to Amended and Restated Agreement and             dated March 30, 1993
                     Certificate of Limited Partnership                          (File No. 0-17619)

      10.12          Cobbet Hill Associates Limited Partnership Second           Exhibit 10.9 to Form 10-K Report
                     Amendment to the Amended and Restated Agreement and         dated March 30, 1993
                     Certificate of Limited Partnership                          (File No. 0-17619)

      10.13          Dunbar Limited Partnership Second Amended and Restated      Exhibit 10.5 to Form 10-K Report
                     Agreement of Limited Partnership                            dated March 30, 1990
                                                                                 (File No. 0-17619)

      10.14          Dunbar Limited Partnership No. 2 Second Amended and         Exhibit 10.6 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1990
                                                                                 (File No. 0-17619)

      10.15          Erie Associates Limited Partnership Amended and Restated    Exhibit 10.2 to Form 10-K Report
                     Agreement and Certificate of Limited Partnership            dated March 30, 1989
                                                                                 (File No. 33-20391)

      10.16          Federal Apartments Limited Partnership Amended and          Exhibit 10.8 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1990
                                                                                 (File No. 0-17619)

      10.17          First Amendment to Federal Apartments Limited Partnership   Exhibit 10.14 to Form 10-K Report
                     Amended and Restated Agreement of Limited Partnership       dated March 30, 1993
                                                                                 (File No. 0-17619)

      10.18          Second Amendment to Federal Apartments Limited              Exhibit 10.15 to Form 10-K Report
                     Partnership Amended and Restated Agreement of Limited       dated March 30, 1993
                     Partnership                                                 (File No. 0-17619)

      10.19          Golden Gates Associates Amended and Restated Agreement of   Exhibit 10.1 to Form 8-K Report
                     Limited Partnership                                         dated January 17, 1989
                                                                                 (File No. 33-20391)

      10.20          Grove Park Housing, A California Limited Partnership        Exhibit 10.10 to Form 10-K Report
                     Amended and Restated Agreement of Limited Partnership       dated March 30, 1990
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

      10.22          Hilltop North Associates, A Virginia Limited Partnership    Exhibit 10.12 to Form 10-K Report
                     Amended and Restated Agreement of Limited Partnership       dated March 30, 1990
                                                                                 (File No. 0-17619)

      10.23          Madison-Bellefield Associates Amended and Restated          Exhibit 10.2 to Form 8-K Report
                     Agreement and Certificate of Limited Partnership            dated January 17, 1989
                                                                                 (File No. 33-20391)

      10.24          Amended and Restated Articles of Partnership in Commendam   Exhibit 10.2 to Form 10-Q Report
                     of Pine Hill Estates Limited Partnership                    dated December 30, 1989
                                                                                 (File No. 0-17619)

      10.25          Santa Juanita Limited Dividend Partnership Amended and      Exhibit 10.4 to Form 10-Q Report
                     Restated Agreement of Limited Partnership                   dated December 30, 1989
                                                                                 (File No. 0-17619)

      10.26          Second Amendment of Limited Partnership of Santa Juanita    Exhibit 10.23 to Form 10-K Report dated
                     Limited Dividend Partnership and Amendment No. 2 to the     March 30, 1994
                     Amended and Restated Agreement of Limited Partnership       (File No. 0-17619)

      10.27          Amendment No. 1 to Santa Juanita Limited Dividend           Exhibit 10.1 to Form 10-Q Report
                     Partnership L.P. Amended and Restated Agreement of          dated September 29, 1995
                     Limited Partnership                                         (File No. 0-17619)
                     (Replaces in its entirety Exhibit 10.24 hereof.)

      10.28          Amendment No. 2 to Santa Juanita Limited Dividend           Exhibit 10.2 to Form 10-Q Report
                     Partnership L.P. Amended and Restated Agreement of          dated September 29, 1995
                     Limited Partnership                                         (File No. 0-17619)

      10.29          Vista Del Mar Limited Dividend Partnership Amended and      Exhibit 10.1 to Form 10-K Report
                     Restated Agreement and Certificate of Limited Partnership   dated March 30, 1989
                                                                                 (File No. 33-20391)

      10.30          Certificate of Amendment of Limited Partnership of Vista    Exhibit 10.25 to Form 10-K Report dated
                     Del Mar Limited Dividend Partnership and Amendment No. 1    March 30, 1994
                     to the Amended and Restated Agreement and Certificate of    (File No. 0-17619)
                     Limited Partnership

      10.31          Amendment No. 1 to Vista del Mar Limited Dividend           Exhibit 10.3 to Form 10-Q Report
                     Partnership L.P. Amended and Restated Agreement of          dated September 29, 1995
                     Limited Partnership                                         (File No. 0-17619)
                     (Replaces in its entirety Exhibit 10.28 hereof.)

      10.32          Amendment No. 2 to Vista del Mar Limited Dividend           Exhibit 10.4 to Form 10-Q Report
                     Partnership L.P. Amended and Restated Agreement of          dated September 29, 1995
                     Limited Partnership                                         (File No. 0-17619)




                                                                                          Incorporated by
                                      Exhibit                                              Reference to
                                      -------                                              ------------

      10.33          Amended and Restated Articles of Partnership in Commendam   Exhibit 10.1 to Form 10-Q Report
                     of Winnsboro Homes Limited Partnership                      dated December 30, 1989
                                                                                 (File No. 0-17619)

      10.34          The B & V, Ltd.                                             Exhibit 10.2 to Form 10-Q Report
                     Investment Agreement                                        dated September 29, 1994
                                                                                 (File No. 0-17619)

      10.35          The B & V Phase I, Ltd.                                     Exhibit 10.3 to Form 10-Q Report
                     Investment Agreement                                        dated September 29, 1994
                                                                                 (File No. 0-17619)

      99.22          Pages 21 through 35, 51 through 75 and 89 through 91 of     Exhibit 28 to Form 10-K Report
                     Prospectus dated May 6, 1989 filed pursuant to Rule         dated March 30, 1989
                     424(b)(3) under the Securities Act of 1933                  (File No. 33-20391)

      99.23          Pages 16 through 19 of Prospectus dated May 6, 1989 filed   Exhibit 28.2 to Form 10-K Report
                     pursuant to Rule 424(b)(3) under the Securities Act of      dated March 30, 1990
                     1933                                                        (File No. 0-17619)

      99.24          Supplement No. 1 dated August 11, 1988 to Prospectus        Exhibit 28.3 to Form 10-K Report
                                                                                 dated March 30, 1991
                                                                                 (File No. 0-17619)

      99.25          Supplement No. 2 dated September 20, 1988 to Prospectus     Exhibit 28.4 to Form 10-K Report
                                                                                 dated March 30, 1991
                                                                                 (File No. 0-17619)

      99.26          December 31, 1992 financial statements of Cityside          Exhibit 28.26 to Form 10-K Report
                     Apartments, L.P. pursuant to Title 17, Code of Federal      dated March 30, 1993
                     Regulations, Section 210.3-09                               (File No. 0-17619)

      99.27          December 31, 1993 financial statements of Cityside          Exhibit 99.27 to Form 10-K Report dated March
                     Apartments, L.P. pursuant to Title 17, Code of Federal      30, 1994
                     Regulations, Section 210.3-09                               (File No. 0-17619)

      99.28          December 31, 1994 financial statements of Cityside          Exhibit 99.28 to Form 10-K Report dated March
                     Apartments, L.P. pursuant to Title 17, Code of Federal      30, 1995
                     Regulations, Section 210.3-09                               (File No. 0-17619)

      99.29          December 31, 1995 financial statements of Cityside          Exhibit 99.29 to Form 10-K Report dated March
                     Apartments, L.P. pursuant to Title 17, Code of Federal      30, 1996
                     Regulations, Section 210.3-09                               (File No. 0-17619)

      99.30          December 31, 1996 financial statements of Cityside          Exhibit 99.30 to Form 10-K Report dated March
                     Apartments, L.P. pursuant to Title 17, Code of Federal      30, 1997
                     Regulations, Section 210.3-09                               (File No. 0-17619)

      99.31          December 31, 1997 financial statements of Cityside          Exhibit 99.31 to Form 10-K Report dated March
                     Apartments, L.P. pursuant to Title 17, Code of Federal      30, 1998
                     Regulations, Section 210.3-09                               (File No. 0-17619)

      99.32          December 31, 1997 financial statements of Blue Hill         Exhibit 99.32 to Form 10-K Report dated March
                     Housing Limited Partnership pursuant to Title17, Code of    30, 1998
                     Federal Regulations, Section 210.3-09                       (File No. 0-17619)




                                                                                          Incorporated by
                                      Exhibit                                              Reference to
                                      -------                                              ------------

      99.33          December 31, 1998 financial statements of Blue Hill         Exhibit 99.33 to Form 10-K Report dated March
                     Housing Limited Partnership pursuant to Title17, Code of    30, 1999
                     Federal Regulations, Section 210.3-09                       (File No. 0-17619)

      99.34          December 31, 1999 financial statements of Blue Hill         Exhibit 99.34 to Form 10-K Report dated March
                     Housing Limited Partnership pursuant to Title17, Code of    30, 2000
                     Federal Regulations, Section 210.3-09                       (File No. 0-17619)

      99.35 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - David Salzman - Chief Executive Officer of
                     Richman Tax Credit Properties Inc., general partner of
                     Richman Tax Credit Properties L.P., General Partner of the Company.

      99.36 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Neal Ludeke - Chief Financial Officer of
                     Richman Tax Credit Properties Inc., general partner of
                     Richman Tax Credit Properties L.P., General Partner of the Company.


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

Dated:  June 30, 2003               /s/ David Salzman
        -------------               ------------------------------
                                    by:  David Salzman
                                         Chief Executive Officer


Dated:  June 30, 2003               /s/ Neal Ludeke
        -------------               ------------------------------
                                    by:  Neal Ludeke
                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                    Title                            Date
         ---------                    -----                            ----

     /s/ David Salzman         Chief Executive Officer of          June 30, 2003
     ----------------------      the general                       -------------
     (David Salzman)           partner of the General
                                 Partner


     /s/ Neal Ludeke           Chief Financial Officer of          June 30, 2003
     ----------------------      the general                       -------------
     (Neal Ludeke)             partner of the General
                                 Partner

                                 CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this annual report on Form 10-K of American Tax Credit Properties L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 30, 2003                             /s/  David Salzman
                                                  ------------------------------
                                                  by: David Salzman
                                                  Chief Executive Officer of
                                                  Richman Tax Credit
                                                  Properties Inc., general
                                                  partner of Richman Tax
                                                  Credit Properties L.P.,
                                                  General Partner of the
                                                  Registrant

I, Neal Ludeke, certify that:

1. I have reviewed this annual report on Form 10-K of American Tax Credit Properties L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 30, 2003                             /s/  Neal Ludeke
                                                  ------------------------------
                                                  by: Neal Ludeke
                                                  Chief Financial Officer of
                                                  Richman Tax Credit
                                                  Properties Inc., general
                                                  partner of Richman Tax
                                                  Credit Properties L.P.,
                                                  General Partner of the
                                                  Registrant