Form 10-Q
period 2003-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2003-08-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003
                               -------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------

                         Commission file number: 0-17619


                       American Tax Credit Properties L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              13-3458875
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                             06830
-------------------------------------                           -----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Yes  X   No ___
    ---

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

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                      June 29,          March 30,
                                                  Notes                2003               2003
                                                  -----              --------           ---------

ASSETS
Cash and cash equivalents                                        $   132,525          $   112,459
Restricted cash                                     2                278,257
Marketable equity securities                        2                 29,850
Investments in bonds                                2                813,038            1,222,323
Investment in local partnerships                    3                895,782            1,182,145
Interest receivable                                                    7,449               29,706
                                                                 -----------          -----------
                                                                 $ 2,156,901          $ 2,546,633
                                                                 ===========          ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                          $    74,836          $   127,263
  Payable to general partner and affiliates                          160,062               79,004
                                                                 -----------          -----------
                                                                     234,898              206,267
                                                                 -----------          -----------
Commitments and contingencies                       3

Partners' equity (deficit)

  General partner                                                   (347,127)            (342,205)
  Limited partners (41,286 units of limited
   partnership interest outstanding)
   interest outstanding)                                           2,204,401            2,691,695
  Accumulated other comprehensive income            2
   (loss), net                                                        64,729               (9,124)
                                                                  -----------          -----------
                                                                   1,922,003            2,340,366

                                                                  $ 2,156,901          $ 2,546,633
                                                                  ===========          ===========






                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2003 AND 2002
                                   (UNAUDITED)



                                                         Notes            2003              2002
                                                         -----         ----------         ---------

REVENUE

Interest                                                              $  19,565          $  15,199
Other income from local partnerships                                                         8,750
                                                                      ---------          ---------
TOTAL REVENUE                                                            19,565             23,949
                                                                      ---------          ---------

EXPENSES

Administration fee                                                       45,931             45,931
Management fee                                                           43,867             43,867
Professional fees                                                        13,064             15,568
State of New Jersey filing fee                                           13,099
Printing, postage and other                                              12,107              8,002
                                                                      ----------          ---------
TOTAL EXPENSES                                                          128,068            113,368
                                                                      ----------          ---------
Loss from operations                                                   (108,503)           (89,419)

Loss on conversion of bond to marketable
equity security                                                         (66,150)

Equity in loss of investment in local
  partnerships                                             3           (317,563)           (36,196)
                                                                      ----------          ---------
NET LOSS                                                               (492,216)          (125,615)

Other comprehensive income, net                            2             73,853              7,914
                                                                      ----------          ---------
COMPREHENSIVE LOSS                                                    $(418,363)         $(117,701)
                                                                      ==========          =========

NET LOSS ATTRIBUTABLE TO

  General partner                                                     $  (4,922)         $  (1,256)
  Limited partners                                                     (487,294)          (124,359)
                                                                      ----------          ---------
                                                                      $(492,216)         $(125,615)
                                                                      ==========          =========

NET LOSS per unit of limited partnership
  interest (41,286 units of limited partnership
  interest)                                                           $  (11.80)         $   (3.01)
                                                                      ==========          =========





                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2003 AND 2002
                                   (UNAUDITED)


                                                                          2003              2002
                                                                      -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                     $  38,960           $  50,971
Cash paid for
   administration fee                                                    (8,740)             (8,659)
   professional fees                                                       (498)            (53,266)
   State of New Jersey filing fee                                       (78,593)
   printing, postage and other expenses                                 (11,606)            (12,290)
                                                                      ----------          ----------
Net cash used in operating activities                                   (60,477)            (23,244)
                                                                      ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                                        (31,200)
Transfer to restricted cash                                            (278,257)
Cash distributions from local partnerships                                                  135,890
Investments in bonds (includes accrued interest of $ 198)                                  (249,573)
Maturities/redemptions and sales of bonds                               390,000             251,000
                                                                      ----------          ----------

Net cash provided by investing activities                                80,543             137,317
                                                                      ---------           ---------

Net increase in cash and cash equivalents                                20,066             114,073

Cash and cash equivalents at beginning of period                        112,459             223,677
                                                                      ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 132,525           $ 337,750
                                                                      =========           =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Investment in marketable equity security                              $  29,850
                                                                      =========

Unrealized gain on investments in bonds, net                          $  73,853           $   7,914
                                                                      =========           =========


_______________________________________________________________________________
See reconciliation of net loss to net cash used in operating activities on page
6.






                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2003 AND 2002
                                   (UNAUDITED)


                                                                            2003             2002
                                                                         ---------        ----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES
Net loss                                                                 $(492,216)       $(125,615)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local partnerships                     317,563           36,196
    Distributions from local partnerships classified as other income                         (8,750)
    Loss on conversion of bond to marketable equity security                66,150
    Amortization of net premium on investments in bonds                      1,197           10,887
    Accretion of zero coupon bonds                                          (4,059)          (4,059)
    Decrease in interest receivable                                         22,257           28,944
    Decrease in accounts payable and accrued expenses                      (52,427)         (41,986)
    Increase in due to general partner and affiliates                       81,058           81,139
                                                                         ----------       ----------
NET CASH USED IN OPERATING ACTIVITIES                                    $ (60,477)       $ (23,244)










                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                                   (UNAUDITED)

1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2003 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of June 29, 2003, certain information concerning investments in bonds is as follows:


                                                                    Gross              Gross
                                               Amortized          unrealized         unrealized         Estimated
    Description and maturity                     cost               gains              losses           fair value
    ------------------------                   ----------         ----------         ----------         ----------

Corporate debt securities
  After one year through five years            $116,081           $ 10,388           $   --             $126,469
                                               --------           --------           --------           --------

U.S. Treasury debt securities
  Within one year                               333,058             21,113               --              354,171
                                               --------           --------           --------           --------

U.S. government and agency securities
  After one year through five years             299,170             33,228               --              332,398
                                               --------           --------           --------           --------

                                               $748,309           $ 64,729           $   --             $813,038
                                               ========           ========           ========           ========


   The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by $278,257 in a segregated cash account classified as restricted cash in the accompanying balance sheet as of June 29, 2003. As of August 12, 2003, no amounts have been drawn under the terms of the letter of credit.

   In connection with the reorganization of an issuer of one of the Partnership's investments in bonds, such investment was converted to a marketable equity security. In connection with such conversion, the Partnership recognized a loss of $66,150 as reflected in the accompanying statement of operations for the three months ended June 29, 2003.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,172,965, which includes advances made to certain Local Partnerships. As of March 31, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,473,000 and accrued interest payable on such loans totaling approximately $5,987,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the three months ended June 29, 2003, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of March
           30, 2003                                       $ 1,182,145

         Equity in loss of investment in local
           partnerships                                      (317,563) *

         Advances to local partnerships                        31,200
                                                          -----------
         Investment in local partnerships as of June
           29, 2003                                       $   895,782
                                                          ===========

   *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $894,698 for the three months ended March 31, 2003 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of March 31, 2003 and December 31, 2002 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2003 and 2002 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of March 31, 2003 and December 31, 2002 are as follows:


                                                                        March 31,          December 31,
                                                                          2003                 2002
                                                                     --------------      ---------------

   ASSETS
Cash and cash equivalents                                           $  1,148,433         $  1,563,601
Rents receivable                                                         199,014              138,465
Escrow deposits and reserves                                           3,595,997            3,711,505
Land                                                                   3,850,061            3,850,061
Buildings and improvements (net of accumulated
 depreciation of $53,120,045 and $52,143,396)                         55,309,950           55,939,017
Intangible assets (net of accumulated amortization
  of $841,545 and $824,571)                                            1,598,853            1,615,827
Other assets                                                             990,647              990,098
                                                                    ------------         ------------

                                                                    $ 66,692,955         $ 67,808,574
                                                                    ============         ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                             $  1,580,158         $  1,469,731
  Due to related parties                                               6,466,394            6,381,473
  Mortgage loans                                                      72,473,000           72,804,866
  Notes payable                                                          938,877              939,899
  Accrued interest                                                     5,986,559            5,804,195
  Other liabilities                                                      431,835              377,957
                                                                    ------------         ------------

                                                                      87,876,823           87,778,121
                                                                    ------------         ------------

Partners' equity (deficit)

  American Tax Credit Properties L.P.
    Capital contributions, net of distributions                       33,988,586           33,964,161
    Cumulative loss                                                  (32,168,392)         (31,850,829)
                                                                    ------------         ------------

                                                                       1,820,194            2,113,332
                                                                    ------------         ------------
  General partners and other limited partners
    Capital contributions, net of distributions                          599,824              599,824
    Cumulative loss                                                  (23,603,886)         (22,682,703)
                                                                    ------------         ------------

                                                                     (23,004,062)         (22,082,879)
                                                                    ------------         ------------

                                                                     (21,183,868)         (19,969,547)
                                                                    ------------         ------------

                                                                    $ 66,692,955         $ 67,808,574
                                                                    ============         ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three months ended March 31, 2003 and 2002 are as follows:

                                                               2003                2002

   REVENUE

Rental                                                     $ 3,816,781          $ 3,712,141
Interest and other                                              89,354               61,449
                                                           -----------          -----------
TOTAL REVENUE                                                3,906,135            3,773,590
                                                           -----------          -----------


EXPENSES

Administrative                                                 643,197              605,813
Utilities                                                      557,042              463,343
Operating and maintenance                                    1,052,749              811,736
Taxes and insurance                                            501,693              510,255
Financial                                                    1,393,700            1,431,404
Depreciation and amortization                                  996,500              982,999
                                                           -----------          -----------

TOTAL EXPENSES                                               5,144,881            4,805,550
                                                           -----------          -----------

NET LOSS                                                   $(1,238,746)         $(1,031,960)
                                                           ============         ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties L.P.                      $  (317,563)         $   (36,196)
  General partners and other limited partners,
   which includes $894,698 and $970,250 of
   Partnership loss in excess of investment                   (921,183)            (995,764)
                                                           ------------         ------------

                                                           $(1,238,746)         $(1,031,960)
                                                           ============         ============

   The combined results of operations of the Local Partnerships for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through March 31, 2003, Cobbet has accumulated approximately $1,686,000 of principal and interest arrearages. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by the Partnership, utilizing Partnership and Local General Partner funds, to help fund the capital improvements. As of June 29, 2003, the Partnership has advanced $150,000 and the Local General Partners have advanced $125,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. By January 1, 2004 the Partnership will have no liability with respect to Low-income Tax Credit recapture as a result of the Compliance Period ending on December 31, 2003.

   The Partnership advanced $31,200 during the three months ended June 29, 2003 to 4611 South Drexel Limited Partnership to fund operating deficits. Cumulative advances as of June 29, 2003 are $456,466. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.


4. Additional Information

   Additional information, including the audited March 30, 2003 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2003 on file with the Securities and Exchange Commission.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

As of June 29, 2003, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2003. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2003, Registrant received cash from interest revenue and maturities/redemptions and sales of bonds and utilized cash for operating expenses and advances to a Local Partnership (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents, restricted cash, marketable equity securities and investments in bonds decreased, in the aggregate, by approximately $81,000 during the three months ended June 29, 2003 (which includes a net unrealized gain on investments in bonds of approximately $74,000, amortization of net premium on investments in bonds of approximately $1,000, accretion of zero coupon bonds of approximately $4,000 and a loss of approximately $66,000 upon the conversion of a corporate debt instrument to an equity security). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2003 of $317,563, partially offset by advances made to a Local Partnership of $31,200 (see discussion below under Local Partnership Matters). Payable to general partner and affiliates in the accompanying balance sheet as of June 29, 2003 represents accrued administration and management fees.

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

Registrant's operations for the three months ended June 29, 2003 and 2002 resulted in net losses of $492,216 and $125,615, respectively. The increase in net loss is primarily the result of (i) an increase in the equity in loss of investment in local partnerships of approximately $281,000, which increase is primarily the result of an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance and
(ii) a loss of approximately $66,000 during the three months ended June 29, 2003 on the conversion of an investment in bonds to a marketable equity security resulting from the corporate restructuring of the bond issuer's debt. Other comprehensive income for the three months ended June 29, 2003 and 2002 resulted from a net unrealized gain in investments in bonds of $73,853 and $7,914, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          ---------------------------------------------------------------

The Local Partnerships' net loss of approximately $1,239,000 for the three months ended March 31, 2003 was attributable to rental and other revenue of approximately $3,906,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,148,000 and approximately $997,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,032,000 for the three months ended March 31, 2002 was attributable to rental and other revenue of approximately $3,774,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,823,000 and approximately $983,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2003, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          ---------------------------------------------------------------

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $26,000 for the three ended March 31, 2003 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of June 29, 2003, Registrant has advanced $456,466, of which $31,200 was advanced during the three months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through March 31, 2003, Cobbet has accumulated approximately $1,686,000 of principal and interest arrearages. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by the Partnership, utilizing Partnership and Local General Partner funds, to help fund the capital improvements. As of June 29, 2003, the Partnership has advanced $150,000 and the Local General Partners have advanced $125,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. The future financial viability of Cobbet is highly uncertain. By January 1, 2004, Registrant will have no liability with respect to Low-income Tax Credit recapture as a result of the Compliance Period ending on December 31, 2003. The property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits were allocated since 1989. The Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

Dunbar Limited Partnership ("Dunbar") and Dunbar Limited Partnership No. 2 ("Dunbar 2") (collectively the "Dunbars"), which Local Partnerships have common general partner interests and each of which restructured their respective mortgage and housing assistance contracts under the mark to market program in 2001, incurred operating deficits for the three months ended March 31, 2003 of approximately $39,000 and approximately $43,000, respectively. The Local General Partner reports that during the process of the Dunbars' debt and subsidy restructuring, certain operating expenses were not considered in the underwriting budgets of the Properties when the Mandatory Debt Service and rents were restructured. The Local General Partner is currently working with HUD and the lenders to modify the loans and subsidy agreements in an effort to eliminate or reduce the operating deficits. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively. Dunbar and Dunbar 2 generated approximately $7.3 and approximately $8.2 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 1999. The Compliance Period in connection with the Dunbars expires on December 31, 2003.

Grove Park Housing, A California Limited Partnership ("Grove Park") reported an operating deficit of approximately $23,000 for the three months ended March 31, 2003. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995. Grove Park generated approximately $7.6 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

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


Item 4.  Controls and Procedures
         -----------------------
Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, Registrant's Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

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

                                   SIGNATURES
                                   ----------


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


Dated: August 13, 2003              /s/ David Salzman
                                    ------------------------------
                                    by: David Salzman
                                        Chief Executive Officer


Dated: August 13, 2003              /s/ Neal Ludeke
                                    ------------------------------
                                    by: Neal Ludeke
                                        Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   August 13, 2003                               /s/ David Salzman
                                                      --------------------------
                                                      David Salzman
                                                      Chief Executive Officer of
                                                      Richman Tax Credit
                                                      Properties Inc., general
                                                      partner of Richman Tax
                                                      Credit Properties L.P.,
                                                      general partner of the
                                                      Registrant

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   August 13, 2003                               /s/ Neal Ludeke
                                                      -------------------------
                                                      Neal Ludeke
                                                      Chief Financial Officer of
                                                      Richman Tax Credit
                                                      Properties Inc., general
                                                      partner of Richman Tax
                                                      Credit Properties L.P.,
                                                      general partner of the
                                                      Registrant