Form 10-Q
period 2003-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2003-11-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2003
                               ------------------

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

Balance Sheets...............................................................3

Statements of Operations.....................................................4

Statements of Cash Flows.....................................................5

Notes to Financial Statements................................................7


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                   September 29,        March 30,
                                                      Notes            2003               2003
                                                      -----        ------------        -----------

ASSETS

Cash and cash equivalents                                          $   102,006         $   112,459
Marketable equity securities                            2               29,850
Investments in bonds                                    2            1,042,633           1,222,323
Investment in local partnerships                        3              912,222           1,182,145
Interest receivable                                                     20,178              29,706
                                                                   -----------         -----------

                                                                   $ 2,106,889         $ 2,546,633
                                                                   ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                            $    52,728         $   127,263
  Payable to general partner and affiliates                            247,655              79,004
                                                                   -----------         -----------

                                                                       300,383             206,267
                                                                   -----------         -----------

Commitments and contingencies                           3

Partners' equity (deficit)

  General partner                                                     (348,121)           (342,205)
  Limited partners (41,286 units of limited
    partnership interest outstanding)                                2,106,034           2,691,695
  Accumulated other comprehensive income
   (loss), net                                          2               48,593              (9,124)
                                                                   -----------         -----------

                                                                     1,806,506           2,340,366
                                                                   -----------         -----------
                                                                   $ 2,106,889         $ 2,546,633
                                                                   ===========         ===========


                       See Notes to Financial Statements.


                                         AMERICAN TAX CREDIT PROPERTIES L.P.
                                              STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                    Three Months       Six Months      Three Months     Six Months
                                                       Ended             Ended            Ended            Ended
                                                    September 29,     September 29,    September 29,    September 29,
                                           Notes        2003              2003             2002             2002
                                           -----    -------------     ------------     ------------     ------------

REVENUE

Interest                                              $  16,084        $  35,649        $  21,321        $  36,520
Other income from local partnerships         3            6,250            6,250            2,500           11,250
                                                      ---------        ---------        ---------        ---------

TOTAL REVENUE                                            22,334           41,899           23,821           47,770
                                                      ---------        ---------        ---------        ---------

EXPENSES

Administration fees                                      45,931           91,862           45,931           91,862
Management fee                                           43,867           87,734           43,867           87,734
Professional fees                                        18,894           31,958           12,566           28,134
State of New Jersey filing fee                           13,099           26,198
Printing, postage and other                               5,274           17,381            6,013           14,015
                                                      ---------        ---------        ---------        ---------

TOTAL EXPENSES                                          127,065          255,133          108,377          221,745
                                                      ---------        ---------        ---------        ---------

Loss from operations                                   (104,731)        (213,234)         (84,556)        (173,975)

Loss on conversion of bond to
  marketable equity security                 2                           (66,150)

Equity in income (loss) of
  investment in local partnerships           3            5,370         (312,193)          47,768           11,572
                                                      ---------        ---------        ---------        ---------

NET LOSS                                                (99,361)        (591,577)         (36,788)        (162,403)

Other comprehensive income (loss)            2          (16,136)          57,717           (3,431)           4,483
                                                      ---------        ---------        ---------        ---------

COMPREHENSIVE LOSS                                    $(115,497)       $(533,860)       $ (40,219)       $(157,920)
                                                      =========        =========        =========        =========

NET LOSS ATTRIBUTABLE TO

  General partner                                     $    (994)       $  (5,916)       $    (368)       $  (1,624)
  Limited partners                                      (98,367)        (585,661)         (36,420)        (160,779)
                                                      =========        =========        =========        =========

                                                      $ (99,361)       $(591,577)       $ (36,788)       $(162,403)
                                                      =========        =========        =========        =========

NET LOSS per unit of limited
  partnership interest
  (41,286 units of limited
  partnership interest)                               $   (2.39)       $  (14.19        $    (.88)       $   (3.89)
                                                      =========        =========        =========        =========

                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2003 AND 2002
                                   (UNAUDITED)

                                                               2003            2002
                                                            ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                           $  39,370        $  52,287
Cash paid for
   administration fees                                        (10,945)         (10,823)
   professional fees                                          (55,234)         (53,266)
   State of New Jersey filing fee                             (80,042)
   printing, postage and other expenses                       (14,796)         (19,849)
                                                            ---------        ---------

Net cash used in operating activities                        (121,647)         (31,651)
                                                            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                              (42,270)
Transfer to restricted cash
Cash distributions from local partnerships                      6,250          141,353
Investments in bonds (includes accrued interest
  of $0 and $198)                                            (242,786)        (249,573)

Maturities/redemptions and sales of bonds                     390,000          251,000
                                                            ---------        ---------

Net cash provided by investing activities                     111,194          142,780
                                                            ---------        ---------

Net increase (decrease) in cash and cash
  equivalents                                                 (10,453)         111,129

Cash and cash equivalents at beginning of period              112,459          223,677
                                                            ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 102,006        $ 334,806
                                                            =========        =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Investment in marketable equity security                    $  29,850
                                                            =========

Unrealized gain on investments in bonds, net                $  57,717        $   4,483
                                                            =========        =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2003 AND 2002
                                   (UNAUDITED)

                                                                    2003           2002
                                                                  ---------      ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                          $(591,577)     $(162,403)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss (income) of investment in local partnerships      312,193        (11,572)
   Distributions from local partnerships classified as
     other income                                                    (6,250)       (11,250)
   Loss on conversion of bond to marketable equity security          66,150
   Amortization of net premium on investments in bonds                2,355         15,241
   Accretion of zero coupon bonds                                    (8,162)        (8,162)
   Decrease in interest receivable                                    9,528          8,688
   Decrease in accounts payable and accrued expenses                (76,619)       (30,966)
   Increase in payable to general partner and affiliates            170,735        168,773
                                                                  ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                             $(121,647)     $ (31,651)
                                                                  =========      =========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2003 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2003 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of September 29, 2003, certain information concerning investments in bonds is as follows:


                                                                 Gross            Gross
                                            Amortized          unrealized        unrealized          Estimated
    Description and maturity                  cost               gains            losses            fair value
    ------------------------               ----------         -----------        ----------         ----------

Corporate debt securities
  After one year through five years        $  115,570         $    7,608         $     --           $  123,178
                                           ----------         ----------         ----------         ----------

U.S. Treasury debt securities
  Within one year                             575,197             12,930               --              588,127
                                           ----------         ----------         ----------         ----------

U.S. government and agency securities
  After one year through five years           303,273             28,055               --              331,328
                                           ----------         ----------         ----------         ----------

                                           $  994,040         $   48,593         $     --           $1,042,633
                                           ==========         ==========         ==========         ==========

   The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by investments in bonds of approximately $243,000. As of November 13, 2003, no amounts have been drawn under the terms of the letter of credit.

   In connection with the reorganization of an issuer of one of the Partnership's investments in bonds, such investment was converted to a marketable equity security. In connection with such conversion, the Partnership recognized a loss of $66,150 as reflected in the accompanying statement of operations for the six months ended September 29, 2003.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,184,035, which includes advances made to certain Local Partnerships. As of June 30, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,399,000 and accrued interest payable on such loans totaling approximately $6,372,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the six months ended September 29, 2003, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of March 30, 2003     $ 1,182,145

        Equity in loss of investment in local partnerships           (312,193)*

        Cash distributions received from Local Partnerships            (6,250)

        Cash distributions from Local Partnerships
          classified as other income                                    6,250

        Advances to local partnerships                                 42,270
                                                                  -----------
        Investment in local partnerships as of
          September 29, 2003                                      $   912,222
                                                                  ===========

   *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,684,535 for the six months ended June 30, 2003 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of June 30, 2003 and December 31, 2002 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2003 and 2002 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 2003 and December 31, 2002 are as follows:


                                                           June 30,           December 31,
                                                             2003                2002
                                                         ------------        ------------

   ASSETS

Cash and cash equivalents                                $  1,097,966        $  1,563,601
Rents receivable                                              235,507             138,465
Escrow deposits and reserves                                3,723,279           3,711,505
Land                                                        3,850,061           3,850,061
Buildings and improvements (net of accumulated
  depreciation of $54,093,621 and $52,143,396)             54,482,150          55,939,017
Intangible assets (net of accumulated amortization
  of $858,520 and $824,571)                                 1,581,878           1,615,827
Other assets                                                  949,012             990,098
                                                         ------------        ------------
                                                         $ 65,919,853        $ 67,808,574

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                  $  1,522,100        $  1,469,731
  Due to related parties                                    6,214,678           6,381,473
  Mortgage loans                                           72,398,751          72,804,866
  Notes payable                                               937,848             939,899
  Accrued interest                                          6,372,021           5,804,195
  Other liabilities                                           433,348             377,957
                                                         ------------        ------------

                                                           87,878,746          87,778,121
                                                         ------------        ------------

Partners' equity (deficit)

  American Tax Credit Properties L.P.
    Capital contributions, net of distributions
                                                           34,019,786          33,964,161
    Cumulative loss                                       (32,163,022)        (31,850,829)
                                                         ------------        ------------

                                                            1,856,764           2,113,332
                                                         ------------        ------------

  General partners and other limited partners
    Capital contributions, net of distributions               599,824             599,824
    Cumulative loss                                       (24,415,481)        (22,682,703)
                                                         ------------        ------------

                                                          (23,815,657)        (22,082,879)
                                                         ------------        ------------

                                                          (21,958,893)        (19,969,547)
                                                         ------------        ------------

                                                         $ 65,919,853        $ 67,808,574
                                                         ============        ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2003 and 2002 are as follows:


                                                Three Months        Six Months       Three Months       Six Months
                                                   Ended              Ended             Ended             Ended
                                                  June 30,           June 30,          June 30,          June 30,
                                                    2003               2003              2002              2002
                                                ------------       -----------       -----------       -----------

 REVENUE

Rental                                           $ 3,905,658        $ 7,722,439       $ 3,819,480       $ 7,531,621
Interest and other                                    63,786            153,140            48,680           110,129
                                                 -----------        -----------       -----------       -----------
TOTAL REVENUE                                      3,969,444          7,875,579         3,868,160         7,641,750
                                                 -----------        -----------       -----------       -----------

EXPENSES

Administrative                                       608,834          1,252,031           630,594         1,236,407
Utilities                                            364,064            921,106           367,873           831,216
Operating and maintenance                            923,248          1,975,997           842,233         1,653,969
Taxes and insurance                                  496,364            998,057           488,978           999,233
Financial                                          1,390,144          2,783,844         1,427,623         2,859,027
Depreciation and amortization                        993,015          1,989,515           971,011         1,954,010
                                                 -----------        -----------       -----------       -----------

TOTAL EXPENSES                                     4,775,669          9,920,550         4,728,312         9,533,862
                                                 -----------        -----------       -----------       -----------

NET LOSS                                         $  (806,225)       $(2,044,971)      $  (860,152)      $(1,892,112)
                                                 ===========        ===========       ===========       ===========

NET INCOME (LOSS) ATTRIBUTABLE TO

  American Tax Credit Properties L.P             $     5,370        $  (312,193)      $    47,768       $    11,572
  General partners and other
   limited partners, which
   includes $789,837, $1,684,535,
   $886,124 and $1,856,374 of
   Partnership loss in excess of
   investment                                       (811,595)        (1,732,778)         (907,920)       (1,903,684)
                                                 -----------        -----------       -----------       -----------
                                                 $  (806,225)       $(2,044,971)      $  (860,152)      $(1,892,112)
                                                 ===========        ===========       ===========       ===========

  The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through June 30, 2003, Cobbet has accumulated approximately $1,804,000 of principal and interest arrearages. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by the Partnership, utilizing Partnership and Local General Partner funds, to help fund the capital improvements. As of September 29, 2003 the Partnership and the Local General Partners have each advanced $150,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based Section 8 subsidy. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. By January 1, 2004 the Partnership will have no liability with respect to Low-income Tax Credit recapture as a result of the Compliance Period in connection with Cobbet expiring on December 31, 2003.

   The Partnership advanced $42,270 during the six months ended September 29, 2003 to 4611 South Drexel Limited Partnership to fund operating deficits. Cumulative advances as of September 29, 2003 are $467,536. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.


4. Additional Information

   Additional information, including the audited March 30, 2003 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2003 on file with the Securities and Exchange Commission.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Material Changes in Financial Condition
---------------------------------------

As of September 29, 2003, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2003. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2003, Registrant received cash from interest revenue, distributions from Local Partnerships and maturities/redemptions and sales of bonds and utilized cash for operating expenses, investments in bonds and advances to a Local Partnership (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents, marketable equity securities and investments in bonds decreased, in the aggregate, by approximately $160,000 during the six months ended September 29, 2003 (which includes a net unrealized gain on investments in bonds of approximately $58,000, amortization of net premium on investments in bonds of approximately $2,000, accretion of zero coupon bonds of approximately $8,000 and a loss of approximately $66,000 upon the conversion of a corporate debt instrument to an equity security). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2003 of $312,193, partially offset by advances made to a Local Partnership of $42,270 (see discussion below under Local Partnership Matters). Payable to general partner and affiliates in the accompanying balance sheet as of September 29, 2003 represents accrued administration and management fees.

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

Registrant's operations for the three months ended September 29, 2003 and 2002 resulted in net losses of $99,361 and $36,788, respectively. The increase in net loss is primarily the result of a decrease in the equity in income of investment in local partnerships of approximately $42,000, which decrease is primarily the result of an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the three months ended September 29, 2003 and 2002 resulted from a net unrealized loss on investments in bonds of $16,136 and $3,431, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations (continued)
        ------------------------

The Local Partnerships' net loss of approximately $806,000 for the three months ended June 30, 2003 was attributable to rental and other revenue of approximately $3,969,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,782,000 and approximately $993,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $860,000 for the three months ended June 30, 2002 was attributable to rental and other revenue of approximately $3,868,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,757,000 and approximately $971,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2003 and 2002 resulted in net losses of $591,577 and $162,403, respectively. The increase in net loss is primarily the result of (i) an increase in the equity in loss of investment in local partnerships of approximately $324,000, which increase is primarily the result of an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, (ii) a loss of approximately $66,000 on the conversion of an investment in bonds to a marketable equity security resulting from the corporate restructuring of the bond issuer's debt and (iii) the filing fee charged to partnerships in the State of New Jersey in fiscal 2004 of approximately $26,000. Other comprehensive income for the six months ended September 29, 2003 and 2002 resulted from a net unrealized gain on investments in bonds of $57,717 and $4,483 respectively.

The Local Partnerships' net loss of approximately $2,045,000 for the six months ended June 30, 2003 was attributable to rental and other revenue of approximately $7,876,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,931,000 and approximately $1,990,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,892,000 for the six months ended June 30, 2002 was attributable to rental and other revenue of approximately $7,642,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,580,000 and approximately $1,954,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations (continued)
        ------------------------

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2003, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA notified Cobbet and, to the Local General Partners' knowledge, other ODL recipients as well, that MHFA considers such mortgages to be in default. Since the date MHFA ceased funding the ODL through June 30, 2003, Cobbet has accumulated approximately $1,804,000 of principal and interest arrearages. On August 7, 2000, the Local General Partners met with MHFA to discuss future capital improvements and the future of the Property. A contribution payment of $300,000 was offered by the Partnership, utilizing Partnership and Local General Partner funds, to help fund the capital improvements. As of September 29, 2003, the Partnership and the Local General Partners have each advanced $150,000. MHFA approved all of the items on the agenda and indicated a strong interest in pursuing a recapitalization of Cobbet. At different times over the past few years, the Local General Partners answered affirmatively to MHFA correspondence concerning the admission of Cobbet in a recapitalization program, but Cobbet has not qualified due to its project based
Section 8 subsidy. The future financial viability of Cobbet is highly uncertain. By January 1, 2004, Registrant will have no liability with respect to Low-income Tax Credit recapture as a result of the Compliance Period in connection with Cobbet expiring December 31, 2003. The property's historic tax credit was allocated in 1988 and all of the Low-income Tax Credits were allocated since 1989. The Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Cobbet generated approximately $19.2 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

                        AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations (continued)
        ------------------------

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $51,000 for the six ended June 30, 2003 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of September 29, 2003, Registrant has advanced $467,536, of which $42,270 was advanced during the six months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Dunbar Limited Partnership ("Dunbar") and Dunbar Limited Partnership No. 2 ("Dunbar 2") (collectively the "Dunbars"), which Local Partnerships have common general partner interests and each of which restructured their respective mortgage and housing assistance contracts under the mark to market program in 2001, incurred operating deficits for the six months ended June 30, 2003 of approximately $48,000 and approximately $54,000, respectively. The Local General Partner reported that during the process of the Dunbars' debt and subsidy restructuring, certain operating expenses were not considered in the underwriting budgets of the Properties when the Mandatory Debt Service and rents were restructured. The Local General Partner is currently working with HUD and the lenders to modify the loans and subsidy agreements in an effort to eliminate or reduce the operating deficits. The Local General Partner has further reported that, although payments are currently being made on the mortgages, such payments are three months in arrears as of November 2003. The lenders have not issued a notice of default and the Local General Partner is negotiating with the lenders in an effort to remedy the arrearages through the utilization of replacement reserve deposits. Payments on the real estate taxes are current. Registrant's investment balances in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively. Dunbar and Dunbar 2 generated approximately $7.3 and approximately $8.2 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 1999. The Compliance Period in connection with the Dunbars expires on December 31, 2003.

The Local General Partner of Hilltop North Associates, A Virginia Limited Partnership ("Hilltop") has reported that the local housing authority has denied Hilltop's request to extend the Local Partnership's HAP Contract for an additional year. The HAP Contract expires December 31, 2003. The Local General Partner intends to appeal the authority's decision. Without an extension of the HAP Contract, the financial viability of Hilltop is highly uncertain. The Compliance Period in connection with Hillitop expired December 31, 2002.

Grove Park Housing, A California Limited Partnership ("Grove Park") reported an operating deficit of approximately $24,000 for the six months ended June 30, 2003. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995. Grove Park generated approximately $7.6 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

On November 3, 2003, the Local General Partners of Blue Hill Housing Limited Partnership ("Blue Hill") entered into a Purchase and Sale agreement whereby the Property is expected to be sold on March 1, 2004. Such date is subject to change under the terms of the agreement but will occur no earlier than January 5, 2004. The Compliance Period for Blue Hill expires December 31, 2003. The estimated proceeds to be received by Registrant in connection with the sale is approximately $662,000. The agreement is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place.

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

            None; see Item 5 regarding the mortgage defaults of certain Local Partnerships.

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

            As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Dunbar Limited Partnership and Dunbar Limited Partnership No. 2, which Local Partnerships have common general partner interests, are three months in arrears on their first mortgages as of November 2003. The lender has not issued a notice of default.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            a. Exhibits

               Exhibit 31.1 Rule 13a-14/15d-14(a) Certification of Chief Executive Officer
               Exhibit 31.2 Rule 13a-14/15d-14(a) Certification of Chief Financial Officer
               Exhibit 32.1  Section 1350 Certification of Chief Executive
                             Officer
               Exhibit 32.2  Section 1350 Certification of Chief Financial
                             Officer

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


Dated: November 13, 2003            /s/ David Salzman
                                    ---------------------------------
                                    by: David Salzman
                                        Chief Executive Officer


Dated: November 13, 2003            /s/ Neal Ludeke
                                    --------------------------------
                                    by: Neal Ludeke
                                        Chief Financial Officer