Form 10-Q
period 2003-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2004-02-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2003
                               -----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-17619
                                                 -------

                       American Tax Credit Properties L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              13-3458875
 ------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                            06830
----------------------------------------                        ----------
(Address of principal executive offices)                         Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                         December 30,       March 30,
                                                           Notes             2003             2003
                                                           -----         ------------     ------------

ASSETS

Cash and cash equivalents                                                $    64,192       $   112,459
Marketable equity securities                                 2                29,850
Investments in bonds                                         2               694,846         1,222,323
Investment in local partnerships                             3             1,016,960         1,182,145
Interest receivable                                                            2,460            29,706
                                                                         -----------       -----------
                                                                         $ 1,808,308       $ 2,546,633
                                                                         ===========       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                  $    65,337       $   127,263
  Payable to general partner and affiliates                                      ---            79,004
                                                                         -----------       -----------

                                                                              65,337           206,267
                                                                         -----------       -----------

Commitments and contingencies                                3

Partners' equity (deficit)

  General partner                                                           (348,566)         (342,205)
  Limited partners (41,286 units of limited partnership
   interest outstanding)                                                   2,061,973         2,691,695
  Accumulated other comprehensive income (loss), net         2                29,564            (9,124)
                                                                         -----------       -----------

                                                                           1,742,971         2,340,366
                                                                         -----------       -----------

                                                                         $ 1,808,308       $ 2,546,633
                                                                         ===========       ===========


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months    Nine Months     Three Months   Nine Months
                                                         Ended          Ended            Ended          Ended
                                                      December 30,    December 30,    December 30,   December 30,
                                            Notes        2003            2003            2002           2002
                                            -----     ------------    -----------     ------------   -----------

REVENUE

Interest                                              $  20,009       $  55,658       $  25,442       $  61,962
Other income from local partnerships          3           5,000          11,250                          11,250
                                                      ---------       ---------       ---------       ---------

TOTAL REVENUE                                            25,009          66,908          25,442          73,212
                                                      ---------       ---------       ---------       ---------

EXPENSES

Administration fees                                      45,930         137,792          45,930         137,792
Management fee                                           43,877         131,611          43,877         131,611
Professional fees                                        23,032          54,990          15,248          43,382
State of New Jersey filing fee                           19,605          45,803
Printing, postage and other                              13,502          30,883          17,112          31,127
                                                      ---------       ---------       ---------       ---------

TOTAL EXPENSES                                          145,946         401,079         122,167         343,912
                                                      ---------       ---------       ---------       ---------

Loss from operations                                   (120,937)       (334,171)        (96,725)       (270,700)

Loss on conversion of bond to marketable
  equity security                             2                         (66,150)

Equity in income (loss) of investment
  in local partnerships                       3          76,431        (235,762)         59,878          71,450
                                                      ---------       ---------       ---------       ---------

NET LOSS                                                (44,506)       (636,083)        (36,847)       (199,250)

Other comprehensive income (loss)             2         (19,029)         38,688         (18,067)        (13,584)
                                                      ---------       ---------       ---------       ---------

COMPREHENSIVE LOSS                                    $ (63,535)      $(597,395)      $ (54,914)      $(212,834)
                                                      =========       =========       =========       =========

NET LOSS ATTRIBUTABLE TO

  General partner                                     $    (445)      $  (6,361)      $    (369)      $  (1,993)
  Limited partners                                      (44,061)       (629,722)        (36,478)       (197,257)
                                                      ---------       ---------       ---------       ---------

                                                      $ (44,506)      $(636,083)      $ (36,847)      $(199,250)
                                                      =========       =========       =========       =========

NET LOSS per unit of limited
  partnership interest
  (41,286 units of limited
  partnership interest)                               $   (1.06)      $  (15.25)      $    (.89)      $   (4.78)
                                                      =========       =========       =========       =========

                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                              2003             2002
                                                           ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                          $  67,046        $ 100,020
Cash paid for
   administration fees                                      (172,935)        (170,765)
   management fee                                           (175,472)        (175,472)
   professional fees                                         (64,772)         (55,952)
   State of New Jersey filing fee                            (93,056)
   printing, postage and other expenses                      (35,774)         (36,415)
                                                           ---------        ---------

Net cash used in operating activities                       (474,963)        (338,584)
                                                           ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                             (73,077)         (32,931)
Cash distributions from local partnerships                    13,750          141,353
Investments in bonds (includes accrued interest of
  $0 and $198)                                              (242,786)        (249,573)
Maturities/redemptions and sales of bonds                    728,809          389,000
                                                           ---------        ---------

Net cash provided by investing activities                    426,696          247,849
                                                           ---------        ---------

Net decrease in cash and cash equivalents                    (48,267)         (90,735)

Cash and cash equivalents at beginning of period             112,459          223,677
                                                           ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  64,192        $ 132,942
                                                           =========        =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Investment in marketable equity security                   $  29,850
                                                           =========

Unrealized gain (loss) on investments in bonds, net        $  38,688        $ (13,584)
                                                           =========        =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.


                       See Notes to Financial Statements.


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                  2003           2002
                                                                ---------      ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                        $(636,083)     $(199,250)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss (income) of investment in local
     partnerships                                                 235,762        (71,450)
   Distributions from local partnerships classified
     as other income                                              (11,250)       (11,250)
   Gain on sale of bonds                                           (7,809)
   Loss on conversion of bond to marketable equity security        66,150
   Amortization of net premium on investments in bonds              4,216         19,593
   Accretion of zero coupon bonds                                 (12,265)       (12,265)
   Decrease in interest receivable                                 27,246         30,730
   Decrease in accounts payable and accrued expenses              (61,926)       (17,858)
   Decrease in payable to general partner and affiliates          (79,004)       (76,834)
                                                                ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                           $(474,963)     $(338,584)
                                                                =========      =========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2003
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2003 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of December 30, 2003, certain information concerning investments in bonds is as follows:


                                                             Gross            Gross
                                            Amortized      unrealized       unrealized      Estimated
   Description and maturity                   cost           gains            losses        fair value
   ------------------------                ----------      ----------       ----------      ----------

Corporate debt securities
  Within one year                          $  89,444           3,493        $    --         $  92,937
  After one year through five years           25,615           2,667               (9)         28,273
                                           ---------       ---------        ---------       ---------

                                             115,059           6,160               (9)        121,210
                                           ---------       ---------        ---------       ---------

U.S. Treasury debt securities
  Within one year                            242,847             950             --           243,797
                                           ---------       ---------        ---------       ---------

U.S. government and agency securities
  After one year through five  years         307,376          22,463             --           329,839
                                           ---------       ---------        ---------       ---------

                                           $ 665,282       $  29,573        $      (9)      $ 694,846
                                           =========       =========        =========       =========

   The Partnership has provided collateral for a standby letter of credit in the amount of $242,529 issued in connection with Cobbet Hill Associates Limited Partnership ("Cobbet") under the terms of the financing documents whereby the lender has required security for future operating deficits, if any, of Cobbet. The letter of credit is secured by investments in bonds of approximately $244,000. As of February 13, 2004, no amounts have been drawn under the terms of the letter of credit.

   In connection with the reorganization of an issuer of one of the Partnership's investments in bonds, such investment was converted to a marketable equity security. In connection with such conversion, the Partnership recognized a loss of $66,150 as reflected in the accompanying statement of operations for the nine months ended December 30, 2003.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,214,842, which includes advances made to certain Local Partnerships. As of September 30, 2003, the Partnership holds an interest in sixteen Local Partnerships that have outstanding mortgage loans payable totaling approximately $72,192,000 and accrued interest payable on such loans totaling approximately $6,527,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2003, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of March 30, 2003      $ 1,182,145

        Equity in loss of investment in local partnerships            (235,762)*

        Cash distributions received from Local Partnerships            (13,750)

        Cash distributions from Local Partnerships classified
             as other income                                            11,250

        Advances to local partnerships                                  73,077
                                                                   -----------

        Investment in local partnerships as of December 30, 2003   $ 1,016,960
                                                                   ===========

   *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $2,513,705 for the nine months ended September 30, 2003 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of September 30, 2003 and December 31, 2002 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2003 and 2002 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2003 and December 31, 2002 are as follows:


                                                       September 30,      December 31,
                                                           2003              2002
                                                       ------------      ------------

   ASSETS

Cash and cash equivalents                              $  1,156,610      $  1,563,601
Rents receivable                                            263,519           138,465
Escrow deposits and reserves                              3,707,972         3,711,505
Land                                                      3,850,061         3,850,061
Buildings and improvements (net of accumulated
  depreciation of $55,035,806 and $52,143,396)           54,297,824        55,939,017

Intangible assets (net of accumulated amortization
  of $875,310 and $824,571)                               1,565,088         1,615,827
Other assets                                                842,782           990,098
                                                       ------------      ------------

                                                       $ 65,683,856      $ 67,808,574
                                                       ============      ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                $  1,659,455      $  1,469,731
  Due to related parties                                  6,198,532         6,381,473
  Mortgage loans                                         72,192,432        72,804,866
  Notes payable                                             936,802           939,899
  Accrued interest                                        6,527,485         5,804,195
  Other liabilities                                         894,618           377,957
                                                       ------------      ------------

                                                         88,409,324        87,778,121
                                                       ------------      ------------

Partners' equity (deficit)

  American Tax Credit Properties L.P.
    Capital contributions, net of distributions          34,030,856        33,964,161
    Cumulative loss                                     (32,086,591)      (31,850,829)
                                                       ------------      ------------

                                                          1,944,265         2,113,332
                                                       ------------      ------------

  General partners and other limited partners
    Capital contributions, net of distributions             599,824           599,824
    Cumulative loss                                     (25,269,557)      (22,682,703)
                                                       ------------      ------------

                                                        (24,669,733)      (22,082,879)
                                                       ------------      ------------

                                                        (22,725,468)      (19,969,547)
                                                       ------------      ------------

                                                       $ 65,683,856      $ 67,808,574
                                                       ============      ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2003 and 2002 are as follows:


                                                Three Months      Nine Months       Three Months     Nine Months
                                                   Ended             Ended             Ended            Ended
                                                September 30,     September 30,     September 30,    September 30,
                                                    2003             2003               2002             2002
                                               -------------      ------------     -------------    -------------

REVENUE

Rental                                          $  3,853,619      $ 11,576,058      $  3,813,723     $ 11,345,344
Interest and other                                    94,476           247,616            79,855          189,984
                                                ------------      ------------      ------------     ------------

TOTAL REVENUE                                      3,948,095        11,823,674         3,893,578       11,535,328

EXPENSES

Administrative                                       644,830         1,896,861           620,485        1,856,892
Utilities                                            261,090         1,182,196           282,596        1,113,812
Operating and maintenance                            933,814         2,909,811           837,807        2,491,776
Taxes and insurance                                  454,833         1,452,890           541,145        1,540,378
Financial                                          1,470,243         4,254,087         1,425,987        4,285,014
Depreciation and amortization                        960,930         2,950,445           981,237        2,935,247
                                                ------------      ------------      ------------     ------------

TOTAL EXPENSES                                     4,725,740        14,646,290         4,689,257       14,223,119
                                                ------------      ------------      ------------     ------------

NET LOSS                                        $   (777,645)     $ (2,822,616)     $   (795,679)    $ (2,687,791)
                                                ============      ============      ============     ============
NET EARNINGS (LOSS)
   ATTRIBUTABLE TO

  American Tax Credit                           $     76,431      $   (235,762)     $     59,878     $     71,450
   Properties L.P.
  General partners and other
   limited partners, which
   includes $829,170,
   $2,513,705, $831,524 and
   $2,687,898 of Partnership
   loss in excess of investment                     (854,076)       (2,586,854)         (855,557)      (2,759,241)
                                                ------------      ------------      ------------     ------------

                                                $   (777,645)     $ (2,822,616)     $   (795,679)    $ (2,687,791)
                                                ============      ============      ============     ============

  The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners are currently negotiating with MHFA to transfer the ownership of the Property to the unaffiliated management agent, which will redevelop and recapitalize the Property. Registrant does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through September 30, 2003, Cobbet has accumulated approximately $1,922,000 of principal and interest arrearages. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. The Partnership has no risk with respect to Low-income Tax Credit recapture as a result of the Compliance Period in connection with Cobbet having expired on December 31, 2003.

   The Partnership advanced $73,077 during the nine months ended December 30, 2003 to 4611 South Drexel Limited Partnership to fund operating deficits. Cumulative advances as of December 30, 2003 are $498,343. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

As of December 30, 2003, American Tax Credit Properties L.P. (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2003. Principal changes in assets are comprised of a reduction in investments in bonds which were utilized to pay for Registrant's operating expenses and advances to a Local Partnership and periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2003, Registrant received cash from interest revenue, distributions from Local Partnerships and maturities/redemptions and sales of bonds and utilized cash for operating expenses, investments in bonds and advances to a Local Partnership (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents, marketable equity securities and investments in bonds decreased, in the aggregate, by approximately $546,000 during the nine months ended December 30, 2003 (which includes a net unrealized gain on investments in bonds of approximately $39,000, amortization of net premium on investments in bonds of approximately $4,000, accretion of zero coupon bonds of approximately $12,000 and a loss of approximately $66,000 upon the conversion of a corporate debt instrument to an equity security). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2003 of $235,762 and cash distributions received from Local Partnerships of $2,500 (exclusive of distributions from Local Partnerships of $11,250 classified as other income), partially offset by advances made to a Local Partnership of $73,077 (see discussion below under Local Partnership Matters).

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

Registrant's operations for the three months ended December 30, 2003 and 2002 resulted in net losses of $44,506 and $36,847, respectively. Other comprehensive loss for the three months ended December, 2003 and 2002 resulted from a net unrealized loss on investments in bonds of $19,029 and $18,067, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         ----------------------------------------------------------------------

The Local Partnerships' net loss of approximately $778,000 for the three months ended September 30, 2003 was attributable to rental and other revenue of approximately $3,948,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,765,000 and approximately $961,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $796,000 for the three months ended September 30, 2002 was attributable to rental and other revenue of approximately $3,893,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,708,000 and approximately $981,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 2003 and 2002 resulted in net losses of $636,083 and $199,250, respectively. The increase in net loss is primarily the result of (i) an increase in the equity in loss of investment in local partnerships of approximately $307,000, which increase is primarily the result of an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, (ii) a loss of approximately $66,000 on the conversion of an investment in bonds to a marketable equity security resulting from the corporate restructuring of the bond issuer's debt and (iii) the filing fee charged to partnerships in the State of New Jersey in fiscal 2004 of approximately $46,000. Other comprehensive income (loss) for the nine months ended December 30, 2003 and 2002 resulted from a net unrealized gain (loss) on investments in bonds of $38,688 and $(13,584), respectively.

The Local Partnerships' net loss of approximately $2,823,000 for the nine months ended September 30, 2003 was attributable to rental and other revenue of approximately $11,823,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $11,696,000 and approximately $2,950,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,688,000 for the nine months ended September 30, 2002 was attributable to rental and other revenue of approximately $11,535,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $11,288,000 and approximately $2,935,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted by all of the Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. As of December 31, 2003, the Compliance Period of twelve Local Partnerships has expired.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2003, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners are currently negotiating with MHFA to transfer the ownership of the Property to the unaffiliated management agent, which will redevelop and recapitalize the Property. Registrant does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through September 30, 2003, Cobbet has accumulated approximately $1,922,000 of principal and interest arrearages. The Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. Registrant has no risk with respect to Low-income Tax Credit recapture as a result of the Compliance Period in connection with Cobbet having expired on December 31, 2003.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         ----------------------------------------------------------------------

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $60,000 for the nine months ended September 30, 2003 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of December 30, 2003, Registrant has advanced $498,343, of which $73,077 was advanced during the nine months then ended. The Local General represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Dunbar Limited Partnership ("Dunbar") and Dunbar Limited Partnership No. 2 ("Dunbar 2") (collectively the "Dunbars"), which Local Partnerships have common general partner interests and each of which restructured their respective mortgage and housing assistance contracts under the mark to market program in 2001, incurred operating deficits for the nine months ended September 30, 2003 of approximately $15,000 and approximately $22,000, respectively. The Local General Partner reported that during the process of the Dunbars' debt and subsidy restructuring, certain operating expenses were not considered in the underwriting budgets of the Properties when the Mandatory Debt Service and rents were restructured. The Local General Partner is currently working with HUD and the lenders to modify the loans and subsidy agreements in an effort to eliminate or reduce the operating deficits. The Local General represents that payments on the mortgages and real estate taxes are current. Registrant's investment balances in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively. Registrant has no risk with respect to Low-income Tax Credit recapture as a result of the Compliance Period in connection with the Dunbars having expired on December 31, 2003.

The Local General Partner of Hilltop North Associates, A Virginia Limited Partnership ("Hilltop") has reported that the local housing authority has only partially extended Hilltop's HAP Contract. The HAP Contract was scheduled to expire December 31, 2003. The financial viability of Hilltop is highly uncertain. Registrant has no risk with respect to Low-income Tax Credit recapture as a result of the Compliance Period in connection with Hilltop having expired on December 31, 2002.

On November 3, 2003, the Local General Partners of Blue Hill Housing Limited Partnership ("Blue Hill") entered into a Purchase and Sale agreement whereby the Property is expected to be sold in early 2004. Such date is subject to change under the terms of the agreement. The Compliance Period for Blue Hill expired December 31, 2003. The estimated proceeds to be received by Registrant in connection with the sale is approximately $662,000. The agreement is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place.

Recent Accounting Pronouncements
--------------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The adoption of the accounting provisions of FIN 45 did not have a material effect on the Registrant's financial statements or disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46 did not have a material effect on the Registrant's financial statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150"). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The adoption of SFAS No. 150 will have no material impact on the Registrant's financial reporting and disclosures.

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


Item 4.  Controls and Procedures
         -----------------------

As of December 30, 2003, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of December 30, 2003, and (ii) no changes occurred during the quarter ended December 30, 2003, that materially affected, or are reasonably likely to materially affect, such internal controls.

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

            None; see Item 5 regarding the mortgage default of a Local Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

Item 5.     Other Information
            -----------------

            As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Cobbet Hill Associates Limited Partnership ("Cobbet") has received a formal notice of default from the lender. The Local General Partners are negotiating with the lender to transfer the ownership of the Property to the unaffiliated management agent.

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


Dated: February 13, 2004            /s/  David Salzman
                                    ----------------------------------------
                                    by: David Salzman
                                        Chief Executive Officer



Dated: February 13, 2004            /s/ Neal Ludeke
                                    ---------------------------------------
                                    by: Neal Ludeke
                                        Chief Financial Officer