Form 10-K
period 2004-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2004-07-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 2004

                                       OR

               []TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ____________

                                     0-17619
                            (Commission File Number)

                       American Tax Credit Properties L.P.
      (Exact name of registrant as specified in its governing instruments)

          Delaware                                             13-3458875
----------------------------                              -------------------
(State or other jurisdiction                               (I.R.S. Employer
     of organization)                                     Identification No.)

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                           06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (203) 869-0900
                                                              --------------
Securities registered pursuant to Section
12(b) of the Act:

        None                                                    None
---------------------                                -------------------------
(Title of each Class)                                (Name of each exchange on
                                                          which registered)

Securities registered pursuant to Section
12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                     ---   --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -----------

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002 and Jobs and Growth Tax Relief Reconciliation Act of 2003 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

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

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 5). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

                                                                       Mortgage
                                                                        loans
Name of Local Partnership                  Number                     payable as of     Subsidy
Name of apartment complex                rental of       Capital      December 31,       (see
Apartment complex location                 units       contribution       2003         footnotes)
--------------------------------        -----------    ------------   -------------    ---------
4611 South Drexel Limited Partnership
South Drexel Apartments
Chicago, Illinois                           44        $  891,848      $1,272,368          (1c)

B & V, Ltd.
Homestead Apartments
Homestead, Florida                          158        2,050,795 (3)     --  (3)

B & V Phase I, Ltd.
Gardens of Homestead
Homestead, Florida                          97           140,000 (3)     --  (3)

Blue Hill Housing Limited Partnership
Blue Hill Housing
Grove Hall, Massachusetts                   144        4,506,082       6,304,320          (1a)

Cityside Apartments, L.P.
Cityside Apartments
Trenton, New Jersey                         126        6,098,988       7,250,136          (1a)

Cobbet Hill Associates Limited
Partnership
Cobbet Hill Apartments
Lynn, Massachusetts                         117        5,060,942      13,564,791        (1a&b)

Dunbar Limited Partnership
Spring Grove Apartments
Chicago, Illinois                           100        1,518,229       4,922,400        (1a&e)

Dunbar Limited Partnership No. 2
Park View Apartments
Chicago, Illinois                           102        1,701,849       5,251,411        (1a&e)

Erie Associates Limited Partnership
Erie Apartments
Springfield, Massachusetts                  18           755,737 (3)     --  (3)

Federal Apartments Limited Partnership
Federal Apartments
Fort Lauderdale, Florida                    164        2,832,224       4,755,389        (1a&d)

Golden Gates Associates
Golden Gates
Brooklyn, New York                          85           879,478       4,494,277          (1b)

Grove Park Housing, A California Limited
Partnership Grove Park Apartments
Garden Grove, California                    104        1,634,396       6,670,694          (1a)

         ----------------------

                                                                       Mortgage
                                                                        loans
Name of Local Partnership                  Number                     payable as of     Subsidy
Name of apartment complex                rental of       Capital      December 31,       (see
Apartment complex location                 units       contribution       2003         footnotes)
--------------------------------        -----------    ------------   -------------    ---------
Gulf Shores Apartments Ltd.
Morgan Trace Apartments
Gulf Shores, Alabama                        50        $  352,693     $ 1,466,550          (1b)

Hilltop North Associates, A Virginia
Limited Partnership Hilltop North
Apartments
Richmond, Virginia                          160        1,470,734       3,086,203          (1a)

Madison-Bellefield Associates
Bellefield Dwellings
Pittsburgh, Pennsylvania                    158        1,047,744       2,981,693          (1a)

Pine Hill Estates Limited Partnership
Pine Hill Estates
Shreveport, Louisiana                       110          613,499       2,296,976        (1a&d)

Santa Juanita Limited Dividend
Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                        45           313,887(2)    1,414,998        (1a&b)

Vista del Mar Limited Dividend
Partnership L.P.
Vista del Mar Apartments
Fajardo, Puerto Rico                        152        3,097,059       5,039,016        (1a&b)

Winnsboro Homes Limited Partnership
Winnsboro Homes
Winnsboro, Louisiana                        50           289,730       1,233,959        (1a&d)
                                                     ------------   -------------

                                                     $35,255,914    $ 72,005,181
                                                     ============   =============

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

          (e) The Local Partnership entered into a restructuring agreement of its Section 8 contracts and debt structure under applicable HUD guidelines in 2001.

       (2)    Reflects amount attributable to Registrant only.

       (3) The property is no longer held by Registrant as a result of lender's foreclosure. The Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheets of the Local Partnerships as of December 31, 2003 and 2002 in Note 5 to the financial statements.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
         Matters
         -----------------------------------------------------------------

Market Information and Holders
------------------------------

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2004 was approximately 2,420, holding 41,286 Units.

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

Distributions
-------------

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2004 and 2003.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2003 and 2002 and the cumulative Tax Credits, net of recaptured Low-income Tax Credits, allocated from inception through December 31, 2002 are as follows:

                                              Historic                  Net
                                           Rehabilitation           Low-income
                                            Tax Credits             Tax Credits
                                         -----------------       ---------------
       Tax year ended December 31, 2003  $      --               $       .10
       Tax year ended December 31, 2002         --                      1.10

       Cumulative totals                 $    71.88              $  1,456.58

Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,528 per Unit through December 31, 2003, net of circumstances which have given rise to, and notwithstanding future circumstances which may give rise to, recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties was substantially exhausted as of December 31, 2001.

Item 6. Selected Financial Data
        -----------------------

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

                                            Years Ended March 30,
                       -----------------------------------------------------------------
                          2004          2003         2002         2001           2000
                       ---------    -----------   ----------   ----------    -----------
Interest and other
  revenue              $   89,603    $  100,999    $  165,149    $   187,488     $  207,610
                       ==========    ==========    ==========    ===========     ==========
Equity in loss of
  investment
  in local
  partnerships        $  (600,150)   $ (143,793)   $ (102,800)   $(1,227,326)  $ (1,075,642)
                      ============   ===========   ===========   ============  =============

Net loss              $(1,092,174)  $  (560,050)   $ (387,357)   $(1,468,424)  $ (1,370,463)
                      ============  ============   ===========   ============  =============

Net loss per unit of
  limited partnership
  interest            $    (26.19)  $    (13.43)   $    (9.29)   $    (35.21)  $     (32.86)
                      ============  ============   ===========   ============  =============

                                               As of March 30,
                      --------------------------------------------------------------------
                          2004          2003          2002          2001           2000
                      -----------   -----------    ----------    -----------   ------------
Total assets           $1,472,362   $ 2,546,633    $3,058,191    $ 3,537,540   $  4,961,826


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------------

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

As of March 30, 2004, Registrant has cash and cash equivalents, marketable equity securities and investments in bonds totaling $773,621, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2004, Registrant's investments in bonds represent corporate bonds of $120,062, U.S. Treasury bonds of $243,873 and U.S. government agency bonds of $287,283, with various maturity dates ranging from 2004 to 2007. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2004, Registrant received cash from interest revenue, redemptions/maturities and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and advances to a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents, marketable equity securities and investments in bonds decreased, in the aggregate, by approximately $561,000 during the year ended March 30, 2004 (which includes a net unrealized gain on investments in bonds and marketable equity security of approximately $53,000, the amortization of net premium on investments in bonds of approximately $5,000 and the accretion of zero coupon bonds of approximately $18,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
        ----------------------------------------------------------------

During the year ended March 30, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2003 of $600,150 and cash distributions received from Local Partnerships of $2,500 (exclusive of distributions from Local Partnerships of $22,500 classified as other income), partially offset by advances made to a Local Partnership of $114,149 (see discussion below under Local Partnership Matters). Payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2004 and 2003 represents deferred management and administration fees.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the book value of Registrant's investment in each Local Partnership (the "Local Partnership Carrying Value") may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 2004, 2003 and 2002 resulted in net losses of $1,092,174, $560,050 and $387,357, respectively. The increase in net loss from 2003 to 2004 is primarily attributable to (i) an increase in equity in loss of investment in local partnerships of approximately $456,000, which increase is primarily attributable to operating losses of certain Local Partnerships in which the Partnership continues to have an investment balance and (ii) a loss of approximately $66,000 on the conversion of an investment in bonds to a marketable equity security resulting from the corporate restructuring of the bond issuer's debt. The increase in net loss from 2002 to 2003 is primarily attributable to (i) a decrease in interest revenue of approximately $69,000 as a result of lower average balances of cash and cash equivalents and investments in bonds and lower money market rates, (ii) an accrual of $75,000 as a result of a new filing fee charged to partnerships in the state of New Jersey and (iii) an increase in equity in loss of investment in local partnerships of approximately $41,000, which increase is primarily attributable to the recognition of income in fiscal 2002 of $150,000 that had been recorded as a commitment to a local Partnership in a prior year, partially offset by a decrease in the net operating losses of certain Local Partnerships in which the Partnership continues to have an investment balance.

The Local Partnerships' loss from operations of approximately $4,282,000 for the year ended December 31, 2003 includes depreciation and amortization expense of approximately $3,996,000 and interest on non-mandatory debt of approximately $755,000, and does not include principal payments on permanent mortgages of approximately $752,000. The Local Partnerships' loss from operations of approximately $4,197,000 for the year ended December 31, 2002 includes depreciation and amortization expense of approximately $3,956,000 and interest on non-mandatory debt of approximately $682,000, and does not include principal payments on permanent mortgages of approximately $754,000. The Local Partnerships' loss from operations of approximately $4,130,000 for the year ended December 31, 2001 includes depreciation and amortization expense of approximately $4,057,000 and interest on non-mandatory debt of approximately $604,000, and does not include principal payments on permanent mortgages of approximately $769,000. The results of operations of the Local Partnerships for the year ended December 31, 2003 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2003, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners are currently negotiating with MHFA to transfer the ownership of the Property to the unaffiliated management agent, which will redevelop and recapitalize the Property. Registrant does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2003, Cobbet has accumulated approximately $2,117,000 of principal and interest arrearages. The Registrant's investment balance in Cobbet, after cumulative

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
        ---------------------------------------------------------------

equity losses, became zero during the year ended March 30, 1994. The Compliance Period in connection with Cobbet expired on December 31, 2003.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $40,000 for the year ended December 31, 2003 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of March 30, 2004, Registrant has advanced $539,415, of which $114,149 was advanced during the year then ended. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. South Drexel generated approximately $1.7 per Unit per year of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Dunbar Limited Partnership No. 2 ("Dunbar 2"), which restructured it's mortgage and housing assistance contract under the mark to market program in 2001, incurred an operating deficit for the year ended December 31, 2003 of approximately $72,000. The Local General Partner reported that during the process of Dunbar 2's debt and subsidy restructuring, certain operating expenses were not considered in the underwriting budget when the Mandatory Debt Service and rents were restructured. The Local General Partner is currently working with HUD and the lender to modify the loans and subsidy agreements in an effort to eliminate or reduce the operating deficits. The Local General Partner represents that payments on the mortgages and real estate taxes are current. Registrant's investment balance in Dunbar 2, after cumulative equity losses, became zero during the year ended March 30, 1997. The Compliance Period in connection with Dunbar 2 expired on December 31, 2003.

On November 3, 2003, the Local General Partners of Blue Hill Housing Limited Partnership ("Blue Hill") entered into a Purchase and Sale agreement whereby the Property was expected to be sold on March 1, 2004. The original agreement has been renegotiated and the Local General Partners anticipate executing an Amended and Restated Purchase and Sale Agreement with a new closing date scheduled for July 2004. The estimated proceeds to be received by Registrant in connection with the sale is approximately $1,000,000. The agreement is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place or that the estimated proceeds will be realized. The Compliance Period in connection with Blue Hill expired on December 31, 2003.

Inflation
---------

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Contractual Obligations
-----------------------

As of March 30, 2004, Registrant has the following contractual obligations (payments due by period):

                                      Total     < 1 year    1 - 3 years   3 - 5 years   > 5 years
                                   ----------   --------    -----------   -----------   ---------
Other Liabilities:
Payable to General Partner
 and Affiliates (1)                 $ 78,969    $ 78,969    $        --   $       --    $      --
                                    ========    ========    ===========   ===========   =========

(1) Such amounts are current liabilities.

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

Recent Accounting Pronouncements
--------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Registrant has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not expected to have a material impact on the Registrant's financial reporting and disclosure.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Registrant has evaluated SFAS No. 150 and determined that it does not have an impact on the Registrant's financial reporting and disclosures.


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

Report of Independent Registered Public Accounting Firm......................14

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
American Tax Credit Properties L.P.

      We have audited the accompanying balance sheets of American Tax Credit Properties L.P. as of March 30, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2004, in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 11, 2004

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2004 AND 2003


                                                 Notes        2004           2003
                                                 -----        ----           ----
ASSETS

Cash and cash equivalents                         3,9    $   76,527    $    112,459
Marketable equity securities                      4,9        45,876
Investments in bonds                            4,5,8,9     651,218       1,222,323
Investment in local partnerships                  5,8       693,644       1,182,145
Interest receivable                                9          5,097          29,706
                                                         ----------    ------------
                                                         $1,472,362    $  2,546,633
                                                         ==========    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses                    $   92,142    $    127,263
Payable to general partner and affiliates         6,8        78,969          79,004
                                                         ----------    ------------
                                                            171,111         206,267
                                                         ----------    ------------
Commitments and contingencies                     5,8

Partners' equity (deficit)                        2,4

  General partner                                          (353,127)       (342,205)
  Limited partners (41,286 units of limited
   partnership interest outstanding)                      1,610,443       2,691,695
  Accumulated other comprehensive income
   (loss), net                                               43,935          (9,124)
                                                         ----------    -------------

                                                          1,301,251       2,340,366
                                                         ----------    ------------

                                                         $1,472,362    $  2,546,633
                                                         ==========    ============


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2004, 2003 and 2002


                                            Notes          2004             2003            2002
                                            -----     ------------     ------------     -----------

REVENUE

Interest                                              $    67,103      $    77,249      $   146,424
Other income from local partnerships                       22,500           23,750           18,725
                                                      ------------     ------------     ------------
TOTAL REVENUE                                              89,603          100,999          165,149
                                                      ------------     ------------     ------------

EXPENSES

Administration fees                          6,8          183,723          183,723          183,723
Management fee                               6,8          175,466          175,466          175,466
Professional fees                                          85,742           57,472           60,002
State of New Jersey filing fees                            47,142           75,000
Printing, postage and other                                23,404           25,595           30,515
                                                      ------------     ------------     ------------
TOTAL EXPENSES                                            515,477          517,256          449,706
                                                      ------------     ------------     ------------
Loss from operations                                     (425,874)        (416,257)        (284,557)

Loss on conversion of bond to
marketable equity security                                (66,150)

Equity in loss of investment in
local partnerships                             5         (600,150)        (143,793)        (102,800)
                                                      ------------     ------------     ------------

NET LOSS                                               (1,092,174)        (560,050)        (387,357)


Other comprehensive income (loss), net         4           53,059          (21,224)         (96,983)

COMPREHENSIVE LOSS                                    $(1,039,115)     $  (581,274)     $  (484,340)
                                                      ============     ============     ============

NET LOSS ATTRIBUTABLE TO                       2

   General partner                                    $   (10,922)     $    (5,601)     $    (3,874)
   Limited partners                                    (1,081,252)        (554,449)        (383,483)
                                                      ------------     ------------     ------------

                                                      $(1,092,174)     $  (560,050)     $  (387,357)
                                                      ============     ============     ============

NET LOSS per unit of limited
partnership
   interest (41,286 units of
   limited partnership interest)                      $    (26.19)     $    (13.43)     $     (9.29)
                                                      ============     ============     ============



                      See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2004, 2003 and 2002



                                                                         Accumulated
                                                                             Other
                                                                         Comprehensive
                                         General           Limited           Income
                                         Partner           Partners        (Loss), Net         Total
                                      -------------     -------------    --------------    --------------
Partners' equity (deficit),
March 30, 2001                        $  (332,730)      $ 3,629,627       $   109,083        $ 3,405,980

Net loss                                   (3,874)         (383,483)                           (387,357)

Other comprehensive loss, net                                                 (96,983)          (96,983)
                                      ------------      ------------      ------------      ------------

Partners' equity (deficit),
March 30, 2002                           (336,604)        3,246,144            12,100         2,921,640

Net loss                                   (5,601)         (554,449)                           (560,050)

Other comprehensive loss, net                                                 (21,224)          (21,224)
                                      ------------      -------------     ------------      ------------

Partners' equity (deficit),
March 30, 2003                           (342,205)        2,691,695            (9,124)        2,340,366

Net loss                                  (10,922)       (1,081,252)                         (1,092,174)

Other comprehensive income, net                                                53,059            53,059
                                      ------------      ------------      ------------      -------------

Partners' equity (deficit),
March 30, 2004                        $  (353,127)      $ 1,610,443       $    43,935       $ 1,301,251
                                      ============      ============      ============      =============



                      See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2004, 2003 and 2002

                                                         2004               2003               2002
                                                    -------------      -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                   $    67,248        $   100,398        $   152,482
Cash paid for
   administration fees                                 (183,764)          (183,718)          (179,388)
   management fee                                      (175,460)          (175,466)          (175,466)
   professional fees                                    (77,149)           (57,472)           (58,538)
   State of New Jersey filing fee                       (91,857)
   printing, postage and other expenses                 (22,403)           (30,884)           (31,323)
                                                    ------------       ------------       ------------
Net cash used in operating activities                  (483,385)          (347,142)          (292,233)
                                                    ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships               25,000            153,853            175,236
Advances to local partnerships                         (114,149)           (57,356)           (70,700)

Investments in bonds (includes accrued
 interest of $0, $198 and $1,636)
                                                       (486,983)          (249,573)          (259,215)
Maturity/redemption and sale of bonds                 1,023,585            389,000            593,000
                                                    ------------       ------------       ------------

Net cash provided by investing activities               447,453            235,924            438,321
                                                    ------------       ------------       ------------

Net increase (decrease) in cash and cash
equivalents                                             (35,932)          (111,218)           146,088

Cash and cash equivalents at beginning of year          112,459            223,677             77,589
                                                    ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $    76,527        $   112,459        $   223,677
                                                    ============       ============       ============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds
   and marketable equity security, net              $    53,059        $   (21,224)       $   (96,983)
                                                    ============       ============       ============


See reconciliation of net loss to net cash used in operating activities on page 19.




                      See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2004, 2003 and 2002


                                                            2004             2003              2002
                                                       -------------    -------------     --------------
RECONCILIATION OF NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES

Net loss                                               $(1,092,174)     $  (560,050)      $  (387,357)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local
  partnerships                                             600,150          143,793           102,800
  Gain on redemption and sale of bonds                     (11,707)
  Loss on conversion of bond to marketable
  equity security                                           66,150
  Distributions from local partnerships
    classified as other income                             (22,500)         (23,750)          (18,725)
  Amortization of net premium on investments
  in bonds                                                   4,788           23,943            20,429
  Accretion of zero coupon bonds                           (17,545)         (16,279)          (16,279)
  Decrease in interest receivable                           24,609           15,485             1,908
  Increase (decrease) in accounts payable and
  accrued expenses                                         (35,121)          69,711               656
  Increase (decrease) in payable to general
  partner and affiliates                                       (35)               5             4,335
                                                       ------------     ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                  $  (483,385)     $  (347,142)      $  (292,233)
                                                       ============     ============      ============


                      See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2004, 2003 and 2002


1   Organization, Purpose and Summary of Significant Accounting Policies

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

Basis of Accounting and Fiscal Year
-----------------------------------

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

Investment in Local Partnerships
--------------------------------

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

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 and 2002

1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

Investments in Bonds and Marketable Equity Security
---------------------------------------------------

Investments in bonds and marketable equity security are classified as available-for-sale; the Partnership intends to hold such investments for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds and marketable equity security are carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

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

Income Taxes
------------

No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements
--------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not expected to have a material impact on the Partnership's financial reporting and disclosure.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 and 2002


3. Cash and Cash Equivalents

As of March 30, 2004, the Partnership has $76,527 in cash and cash equivalents that are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.


4. Investments in Bonds and Marketable Equity Security

The Partnership carries its investments in bonds and marketable equity security as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including the providing of operating advances resulting from circumstances that may arise in connection with the Local Partnerships. Such bonds include $243,873 restricted in connection with a Local Partnership's outstanding letter of credit (see Note 8). Investments in bonds and marketable equity security are reflected in the accompanying balance sheets at estimated fair value. In connection with the reorganization of an issuer of one of the Partnership's investments in bonds, such investment was converted to a marketable equity security. In connection with such conversion, the Partnership recognized a loss of $66,150 as reflected in the accompanying statement of operations for the year ended March 30, 2004.

As of March 30, 2004, certain information concerning investments in bonds is as follows:

                                                              Gross          Gross
                                           Amortized        unrealized     unrealized       Estimated
Description and maturity                     cost             gains          losses         fair value
------------------------                     ----             -----          ------         ----------
Corporate debt securities
  Within one year                         $  89,002        $   2,819       $      --         $  91,821
  After one year through
  five years                                 25,546            2,742             (47)           28,241
                                          ---------        ---------       ----------        ---------

                                            114,548            5,561             (47)          120,062
                                          ---------        ---------       ----------        ---------

U.S. Treasury debt securities
  Within one year                           244,251               --            (378)          243,873
                                          ---------        ---------       ----------        ---------

U.S. government and agency securities
  After one year through five years         264,510           22,773              --           287,283
                                          ---------        ---------       ----------        ---------

                                          $ 623,309        $  28,334       $    (425)        $ 651,218
                                          =========        =========       ==========        =========
Marketable Equity Security                $  29,850        $  16,026       $      --         $  45,876
                                          =========        =========       ==========        =========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 and 2002


4. Investments in Bonds (continued)

As of March 30, 2003, certain information concerning investments in bonds is as follows:

                                                                 Gross            Gross
                                             Amortized         unrealized       unrealized        Estimated
Description and maturity                       cost              gains            losses          fair value
------------------------                       ----              -----            ------          ----------
Corporate debt securities
 After one year through
 five years                                $   212,592      $     9,861      $   (80,158)        $   142,295
                                           -----------      -----------      ------------        -----------
U.S. Treasury debt securities
 Within one year                               551,000           13,523             --               564,523
 After one year through five years             172,744           18,240             --               190,984
                                           -----------      -----------      ------------        -----------

                                               723,744           31,763             --               755,507
                                           -----------      -----------      ------------        -----------

U.S. government and agency securities
 After one year through five years             295,111           29,410             --               324,521
                                           -----------      -----------      ------------        -----------


                                           $ 1,231,447      $    71,034      $   (80,158)        $ 1,222,323
                                           ===========      ===========      ============        ===========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships

As of March 30, 2004, the Partnership owns a limited partnership interest in the following Local Partnerships:

1.  4611 South Drexel Limited Partnership ("South Drexel")*;
2.  Blue Hill Housing Limited Partnership;
3.  Cityside Apartments, L.P.*;
4.  Cobbet Hill Associates Limited Partnership ("Cobbet")*;
5.  Dunbar Limited Partnership;
6.  Dunbar Limited Partnership No. 2;
7.  Federal Apartments Limited Partnership;
8.  Golden Gates Associates;
9.  Grove Park Housing, A California Limited Partnership;
10. Gulf Shores Apartments Ltd.;
11. Hilltop North Associates, A Virginia Limited Partnership;
12. Madison-Bellefield Associates;
13. Pine Hill Estates Limited Partnership;
14. Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita");
15. Vista del Mar Limited Dividend Partnership L.P.; and
16. Winnsboro Homes Limited Partnership.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $35,255,914, which includes advances to certain Local Partnerships. As of December 31, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,005,000 and accrued interest payable on such loans totaling approximately $6,781,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $3,583,130, $3,956,247 and $3,932,727 for the years ended December 31, 2003,
2002 and 2001, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

The combined balance sheets of the Local Partnerships as of December 31, 2003 and 2002 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2003, 2002 and 2001 are reflected on pages 25 and 26, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 and 2002


5. Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2003 and 2002 are as follows:

                                                              2003             2002
ASSETS                                                   -------------    -------------
Cash and cash equivalents                                $  1,070,668     $  1,563,601
Rents receivable                                              239,201          138,465
Escrow deposits and reserves                                3,044,006        3,711,505
Land                                                        3,850,061        3,850,061
Buildings and improvements (net of accumulated
  depreciation of $56,056,615 and $52,143,396)             53,115,262       55,939,017

Intangible assets (net of accumulated
  amortization of $897,456 and $824,571)                    1,553,094        1,615,827
Other assets                                                  876,877          990,098
                                                         ------------     ------------

                                                         $ 63,749,169     $ 67,808,574
                                                         ============     ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                  $  1,393,893     $  1,469,731
  Due to related parties                                    6,236,425        6,381,473
  Mortgage loans                                           72,005,181       72,804,866
  Notes payable                                               927,021          939,899
  Accrued interest                                          6,781,074        5,804,195
  Other liabilities                                           562,453          377,957
                                                         ------------     ------------

                                                           87,906,047       87,778,121
                                                         ------------     ------------

Partners' equity (deficit)

  American Tax Credit Properties L.P.
   Capital contributions, net of distributions             34,059,163       33,964,161
   Cumulative loss                                        (32,450,979)     (31,850,829)
                                                         ------------     ------------

                                                            1,608,184        2,113,332
                                                         ------------     ------------

  General partners and other limited partners
   Capital contributions, net of distributions                599,824          599,824
   Cumulative loss                                        (26,364,886)     (22,682,703)
                                                         ------------     ------------

                                                          (25,765,062)     (22,082,879)
                                                         ------------     ------------

                                                          (24,156,878)     (19,969,547)
                                                         ------------     ------------

                                                         $ 63,749,169     $ 67,808,574
                                                         ============     ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 and 2002


5. Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                          2003                 2002               2001
                                     -------------        -------------     ---------------
REVENUE
Rental                               $ 15,327,981         $ 15,085,171       $ 15,038,216
Interest and other                        705,336              320,900            443,442
                                     ------------         ------------       ------------

Total Revenue                          16,033,317           15,406,071         15,481,658
                                     ------------         ------------       ------------

EXPENSES

Administrative                          2,674,019            2,699,282          2,480,935
Utilities                               1,636,803            1,504,982          1,670,023
Operating and maintenance               4,384,324            3,808,826          3,575,925
Taxes and insurance                     1,828,137            1,932,728          1,801,691
Financial                               5,796,716            5,701,385          6,026,087
Depreciation and amortization           3,995,651            3,956,029          4,057,034
                                     ------------         ------------       ------------

Total Expenses                         20,315,650           19,603,232         19,611,695
                                     ------------         ------------       ------------

NET LOSS                             $ (4,282,333)        $ (4,197,161)      $ (4,130,037)
                                     ============         ============       ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties
  L.P                                $   (600,150)        $   (143,793)      $   (102,800)
  General partners and other
   limited partners, which
   includes Partnership loss in
   excess of investment of
   $3,583,130, $3,956,247 and
   $3,932,727                          (3,682,183)          (4,053,368)        (4,027,237)
                                     ------------         ------------       ------------

                                     $ (4,282,333)        $ (4,197,161)      $ (4,130,037)
                                     ============         ============       ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 and 2002


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2004 is as follows:


                                                                                                     Cash
                                                                                     Cash        distributions
                                   Investment in                 Partnership's   distributions    classified as  Investment in
                                       Local      Investments     equity in        received        other income     Local
                                    Partnership    during the     loss for the    during the       during the     Partnership
                                   balance as of   year ended      year ended      year ended      year ended    balance as of
                                     March 30,      March 30,     December 31,     March 30,        March 30,      March 30,
Name of Local Partnership              2003           2004           2003            2004             2004           2004
-------------------------          -----------   ------------   -------------     -----------     -------------  -------------
4611 South Drexel Limited
  Partnership                      $      --     $   114,149    $  (114,149) (2)  $   --         $     --       $      --
Blue Hill Housing Limited
  Partnership                          795,669          --         (471,916)          --               --          323,753
Cityside Apartments, L.P.                 --            --             -- (1)         --               --              --
Cobbet Hill Associates Limited
  Partnership                             --            --             -- (1)         --               --              --
Dunbar Limited Partnership                --            --             -- (1)         --               --              --
Dunbar Limited Partnership No. 2          --            --             -- (1)         --               --              --
Federal Apartments Limited
  Partnership                             --            --             -- (1)       (2,500)           2,500            --
Golden Gates Associates                   --            --             -- (1)       (5,000)           5,000            --
Grove Park Housing, A
  California Limited
  Partnership                             --            --             -- (1)         --               --              --
Gulf Shores Apartments Ltd.               --            --             -- (1)         --               --              --
Hilltop North Associates, A
  Virginia Limited Partnership            --            --             -- (1)       (2,500)           2,500            --
Madison-Bellefield Associates          386,476          --          (14,085)        (2,500)            --          369,891
Pine Hill Estates Limited
  Partnership                             --            --             -- (1)      (10,000)          10,000            --
Santa Juanita Limited Dividend
  Partnership L.P.                        --            --             -- (1)         --               --              --
Vista del Mar Limited Dividend
  Partnership L.P.                        --            --             -- (1)         --               --              --
Winnsboro Homes Limited
  Partnership                             --            --             -- (1)       (2,500)           2,500            --
                                  -----------    -----------    -----------    -----------    -------------   ------------

                                  $  1,182,145   $   114,149    $  (600,150)   $   (25,000)   $      22,500   $    693,644
                                  ===========    ===========    ===========    ===========    =============   ============

(1) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

(2) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

                     AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                        MARCH 30, 2004, 2003 and 2002


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2003 is as follows:


                                                                                                     Cash
                                                                                     Cash        distributions
                                   Investment in                 Partnership's   distributions    classified as  Investment in
                                       Local      Investments     equity in        received        other income     Local
                                    Partnership    during the     loss for the    during the       during the     Partnership
                                   balance as of   year ended      year ended      year ended      year ended    balance as of
                                     March 30,      March 30,     December 31,     March 30,        March 30,      March 30,
Name of Local Partnership              2002           2003           2002            2003             2003           2003
-------------------------          -----------   ------------   -------------     -----------     -------------  -------------
4611 South Drexel Limited
  Partnership                    $      --     $    57,356    $   (57,356) (2)   $      --        $    --       $      --
Blue Hill Housing Limited
  Partnership                        935,631          --          (12,822)          (127,140)          --          795,669
Cityside Apartments, L.P.               --            --             --    (1)          --             --              --
Cobbet Hill Associates Limited
  Partnership                           --            --             --    (1)          --             --              --
Dunbar Limited Partnership              --            --             --    (1)          --             --              --
Dunbar Limited Partnership No 2         --            --             --    (1)          --             --              --
Federal Apartments Limited
  Partnership                           --            --             --    (1)        (5,000)         5,000            --
Golden Gates Associates                 --            --             --    (1)          --             --              --
Grove Park Housing, A
  California Limited
  Partnership                           --            --             --    (1)          --             --
Gulf Shores Apartments Ltd.             --            --             --    (1)          --             --              --
Hilltop North Associates, A
  Virginia Limited Partnership          --            --             --    (1)          --             --              --
Madison-Bellefield Associates        445,845          --          (56,406)            (2,963)          --          386,476
Pine Hill Estates Limited
  Partnership                           --            --             --    (1)       (15,000)        15,000            --
Santa Juanita Limited Dividend
  Partnership L.P.                    17,209          --          (17,209) (2)          --             --              --
Vista del Mar Limited Dividend
  Partnership L.P.                      --            --             --    (1)          --             --              --
Winnsboro Homes Limited
  Partnership                           --            --             --    (1)        (3,750)         3,750            --
                                 -----------    ----------    -----------        -----------    -----------   ------------

                                 $ 1,398,685    $   57,356    $  (143,793)       $  (153,853)   $    23,750   $  1,182,145
                                 ===========    ==========    ===========        ===========    ===========   ============

(1) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

(2) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 and 2002


5. Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2003 is as follows:

                                            Mortgage                         Buildings
                                             loans                              and          Accumulated
Name of Local Partnership                   payable            Land         improvements     depreciation
-------------------------                ------------     ------------    -------------    --------------
4611 South Drexel Limited Partnership    $ 1,272,368       $   64,408      $ 1,869,153      $  (894,651)
Blue Hill Housing Limited Partnership      6,304,320          111,325       11,003,947       (5,013,000)
Cityside Apartments, L.P.                  7,250,136          131,591       13,786,099       (7,191,317)
Cobbet Hill Associates Limited
  Partnership                             13,564,791          504,683       16,642,708       (9,015,284)
Dunbar Limited Partnership                 4,922,400          117,126        6,686,533       (3,194,934)
Dunbar Limited Partnership No. 2           5,251,411          131,920        7,148,577       (3,620,174)
Federal Apartments Limited Partnership     4,755,389          279,750        8,601,095       (4,666,886)
Golden Gates Associates                    4,494,277           29,585        5,821,145       (3,248,797)
Grove Park Housing, A California
  Limited Partnership                      6,670,694          956,952        7,676,667       (3,940,048)
Gulf Shores Apartments Ltd.                1,466,550          172,800        1,779,927         (978,902)
Hilltop North Associates, A Virginia
  Limited Partnership                      3,086,203          240,514        5,070,295       (2,154,195)
Madison-Bellefield Associates              2,981,693          245,000        6,025,694       (3,190,363)
Pine Hill Estates Limited Partnership      2,296,976           40,000        3,921,634       (2,086,827)
Santa Juanita Limited Dividend
  Partnership L.P.                         1,414,998          228,718        2,441,275       (1,209,705)
Vista del Mar Limited Dividend
  Partnership L.P.                         5,039,016          565,689        8,869,454       (4,705,850)
Winnsboro Homes Limited Partnership        1,233,959           30,000        1,827,674         (945,682)
                                        ------------      -----------     ------------     -------------
                                        $ 72,005,181       $3,850,061     $109,171,877     $(56,056,615)
                                        ============      ===========     ============     =============

Property information for each Local Partnership as of December 31, 2002 is as follows:

                                             Mortgage                    Buildings
                                              loans                         and        Accumulated
Name of Local Partnership                    payable         Land       improvements   depreciation
-------------------------                 ------------    ------------  ------------- --------------
4611 South Drexel Limited Partnership     $ 1,290,624     $  64,408     $ 1,869,153   $  (825,609)
Blue Hill Housing Limited Partnership       6,351,495       111,325      10,902,347    (4,747,531)
Cityside Apartments, L.P.                   7,367,838       131,591      13,786,099    (6,689,393)
Cobbet Hill Associates Limited
  Partnership                              13,705,488       504,683      16,524,106    (8,382,822)
Dunbar Limited Partnership                  4,926,101       117,126       6,306,473    (2,929,151)
Dunbar Limited Partnership No. 2            5,254,348       131,920       6,914,158    (3,335,566)
Federal Apartments Limited Partnership      4,866,445       279,750       8,599,425    (4,322,429)
Golden Gates Associates                     4,526,635        29,585       5,821,145    (3,041,912)
Grove Park Housing, A California
  Limited Partnership                       6,719,705       956,952       7,676,667    (3,660,928)
Gulf Shores Apartments Ltd.                 1,471,397       172,800       1,769,802      (914,889)
Hilltop North Associates, A Virginia
  Limited Partnership                       3,133,602       240,514       5,024,045    (2,007,063)
Madison-Bellefield Associates               3,103,564       245,000       5,915,799    (2,973,514)
Pine Hill Estates Limited Partnership       2,317,500        40,000       3,921,634    (1,937,407)
Santa Juanita Limited Dividend
  Partnership L.P.                          1,429,828       228,718       2,430,592    (1,115,681)
Vista del Mar Limited Dividend
  Partnership L.P.                          5,091,354       565,689       8,793,294    (4,381,377)
Winnsboro Homes Limited Partnership         1,248,942        30,000       1,827,674      (878,124)
                                          ------------    ----------   ------------  -------------
                                          $72,804,866    $3,850,061    $108,082,413  $(52,143,396)

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 and 2002


5. Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2003 is as follows:


                                                           Net change
                                     Balance as of     during the year ended     Balance as of
                                   December 31, 2002    December 31, 2003       December 31, 2003
                                   -----------------    -----------------       -----------------

Land                                $   3,850,061        $        --              $   3,850,061
Buildings and improvements            108,082,413            1,089,464              109,171,877
                                    -------------        -------------            -------------
                                      111,932,474            1,089,464              113,021,938
Accumulated depreciation              (52,143,396)          (3,913,219)             (56,056,615)
                                    -------------        -------------            -------------

                                    $  59,789,078        $  (2,823,755)           $  56,965,323
                                    =============        =============            =============

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners are currently negotiating with MHFA to transfer the ownership of the Property to the unaffiliated management agent, which will redevelop and recapitalize the Property. The Partnership does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through September 30, 2003, Cobbet has accumulated approximately $2,117,000 of principal and interest arrearages. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. The Compliance Period in connection with Cobbet expired on December 31, 2003.

The Partnership advanced $114,149 and $57,356 during the years ended March 30, 2004 and 2003, respectively, to South Drexel to fund operating deficits, which includes making necessary capital improvements to the property. Cumulative advances as of March 30, 2004 are $539,415. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1).

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 and 2002


6. Transactions with General Partner and Affiliates

For the years ended March 30, 2004, 2003 and 2002, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                             2004                       2003                        2002
                                     ----------------------     ----------------------      -----------------------
                                      Paid         Incurred      Paid         Incurred        Paid         Incurred
                                     ----------------------     ----------------------      -----------------------
Management fee (see Note 8)          $175,460      $175,466     $175,466      $175,466      $175,466      $175,466

Administration fees (see Note 8)      183,764       183,723      183,718       183,723       179,388       183,723

For the years ended December 31, 2003, 2002 and 2001, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:


                                             2003                       2002                        2001
                                     ----------------------     ----------------------      -----------------------
                                      Paid         Incurred      Paid         Incurred        Paid         Incurred
                                     ----------------------     ----------------------      -----------------------
Property management fees             $ 84,947      $ 87,173     $ 67,434      $ 60,176      $139,487      $101,228

Insurance and other services          163,996       160,726      153,507       133,596        97,256        92,119

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


7. Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2004, 2003 and 2002 to the tax return net loss for the years ended December 31, 2003, 2002 and 2001 is as follows:


                                                       2004                2003               2002
                                                    -----------        -----------        -----------

Financial  statement  net  loss for
  the years ended March 30, 2004,
  2003 and 2002                                     $(1,092,174)       $  (560,050)       $  (387,357)

Add (less) net transactions
occurring between
  January 1, 2001 to March 30, 2001                        --                 --              (92,406)
  January 1, 2002 to March 30, 2002                        --              (49,584)            49,584
  January 1, 2003 to March 30, 2003                     (70,557)            70,557               --
  January 1, 2004 to March 30, 2004                      91,703               --                 --
                                                    -----------        -----------        -----------

Adjusted financial statement net
  loss for the years ended December
  31, 2003, 2002 and 2001                            (1,071,028)          (539,077)          (430,179)

Differences arising from equity
  in loss of investment in local
    partnerships                                     (2,916,158)        (3,907,596)        (3,282,497)

Other income from local partnerships                    (22,500)           (35,000)           (12,475)

Administration fees deductible when paid                   --                 --               (2,159)

Other differences                                       (10,535)               366             (5,944)
                                                    -----------        -----------        -----------
Tax return net loss for the
  years ended December 31,
  2003, 2002 and 2001                               $(4,020,221)       $(4,481,307)       $(3,733,254)
                                                    ===========        ===========        ===========


The differences between the investment in local partnerships for tax return and financial reporting purposes as of December 31, 2003 and 2002 are as follows:

                                            2003            2002
                                        ------------     ----------

Investment in local partnerships -
  financial reporting                   $    693,644     $ 1,182,145
Investment in local partnerships - tax   (21,312,699)    (17,867,643)
                                        ------------     -----------

                                        $ 22,006,343     $19,049,788
                                        ============     ===========

Payable to general partner in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


8. Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") in the amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership. the Partnership incurred a Management Fee of $175,466 for each of the three years ended March 30, 2004. Unpaid Management Fees in the amount of $43,867 and $43,866 are recorded as payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2004 and 2003.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Pursuant to an agreement with the General Partner, the Partnership incurs an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee ("Additional Administration Fee") in the amount of $30,965 for administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years ended March 30, 2004. Such amounts are aggregated and reflected under the caption administration fees in the accompanying statements of operations. Unpaid Administration Fees in the amount of $35,102 and $35,138 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2004 and 2003, respectively.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based
Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

In connection with Cobbet's financing, the Partnership had provided collateral to secure a letter of credit in the amount of $242,529, which had been established for the purpose of covering future operating deficits, if any, of Cobbet. The lender drew directly from the letter of credit in full in June 2004.

                     AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                        MARCH 30, 2004, 2003 AND 2002


9. Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents
-------------------------

The carrying amount approximates fair value.

Investments in Bonds and Marketable Equity Security
---------------------------------------------------

Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

Interest Receivable
-------------------

The carrying amount approximates fair value due to the terms of the underlying investments.

The estimated fair value of the Partnership's financial instruments as of March 30, 2004 and 2003 are disclosed elsewhere in the financial statements.


10 .Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:


                                                   First             Second             Third             Fourth
                                                  Quarter            Quarter            Quarter           Quarter
                                                 -------------------------------------------------------------------

2004
----

Total revenue                                    $  19,565          $  22,334          $  25,009          $  22,695

Loss from operations                              (108,503)          (104,731)          (120,937)           (91,703)

Loss on Marketable Equity Security                 (66,150)              --                 --                 --

Equity in income (loss) of investment
   in local partnerships                          (317,563)             5,370             76,431           (364,388)

Net loss                                          (492,216)           (99,361)           (44,506)          (456,091)

2003
----

Total revenue                                    $  23,949          $  23,821          $  25,442          $  27,787

Loss from operations                               (89,419)           (84,556)           (96,725)          (145,557)

Equity in income (loss) of investment
   in local partnerships                           (36,196)            47,768             59,878           (215,243)

Net loss                                          (125,615)           (36,788)           (36,847)          (360,800)




                     AMERICAN TAX CREDIT PROPERTIES L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                        MARCH 30, 2004, 2003 AND 2002


10.   Quarterly Financial Information - Unaudited (continued)


                                                   First             Second             Third             Fourth
                                                  Quarter            Quarter            Quarter           Quarter
                                                 -------------------------------------------------------------------

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         -----------------------------------------------------------------
None


Item 9A.  Controls and Procedures
          -----------------------

As of March 30, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of March 30, 2004, and (ii) no changes occurred during the quarter ended March 30, 2004, that materially affected, or are reasonably likely to materially affect, such internal controls.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax. The executive officers and directors of Richman Tax are:

                            Served in present
Name                        capacity since (1)        Position held
----                        ------------------        -------------

Richard Paul Richman        February 10, 1988         Director
David A. Salzman            February 2, 2001          President
Neal Ludeke                 February 10, 1988         Vice President and
                                                      Treasurer
Gina S. Dodge               February 10, 1988         Secretary


------------------------------------------------------------------------------
(1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 56, is the sole Director of Richman Tax. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 43, is the President of Richman Tax and is a stockholder and the President of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication for Richman Group.

Neal Ludeke, age 46, is a Vice President and Treasurer of Richman Tax. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina S. Dodge, age 48, is the Secretary of Richman Tax. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

The Board of Directors of the General Partner acts as the audit committee of the Registrant. Mr. Richman is a member of the Board of Directors of the General Partner and is deemed to be an audit committee financial expert. Mr. Richman is not independent of the Registrant.

          --------------------------------------------------------------

The Board of Directors of the General Partner has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 599 W. Putnam Avenue, Greenwich, Connecticut 06830, Attention:
Secretary.


Item 11.  Executive Compensation
          ----------------------

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any remuneration. During the year ended March 30, 2004, Richman Tax did not pay any remuneration to any of its officers or its director.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Dominion Capital Inc., having the mailing address 120 Tredegar Street, Richmond, Virginia 23219, is the owner of 2,800 Units, representing approximately 6.8% of all such Units. As of May 31, 2004, no person or entity, other than Dominion Capital Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax is wholly-owned by Richard Paul Richman.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with General Partner and Affiliates
------------------------------------------------

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 2003 allocated to the General Partner were $40,202 and $42, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2003 (from the allocation of Registrant discussed above) and allocated to Richman Tax were $27,339 and $29, respectively.

Indebtedness of Management
--------------------------

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2004.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

The annual audit fees for Registrant for the years ended March 30, 2004 and 2003 were $44,596 and $42,976, respectively.

The annual tax preparation fees for Registrant for each of the years ended March 30, 2004 and 2003 were $11,000.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

(a)   Financial Statements, Financial Statement Schedules and Exhibits
      ----------------------------------------------------------------

      (1)   Financial Statements
            --------------------

      See Item 8 - "Financial Statements and Supplementary Data."

      (2)   Financial Statement Schedules
            -----------------------------

      No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(3)   Exhibits
      --------


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

     10.12        Cobbet Hill Associates Limited Partnership          Exhibit 10.9 to Form 10-K Report
                  Second Amendment to the Amended and                 dated March 30, 1993
                  Restated Agreement and Certificate of Limited       (File No. 0-17619)
                  Partnership

     10.13        Dunbar Limited Partnership Second Amended and       Exhibit 10.5 to Form 10-K Report
                  Restated Agreement of Limited Partnership           dated March 30, 1990
                                                                      (File No. 0-17619)
     10.14        Dunbar Limited Partnership No. 2 Second Amended     Exhibit 10.6 to Form 10-K Report
                  and Restated Agreement of Limited Partnership       dated March 30, 1990
                                                                      (File No. 0-17619)
     10.15        Erie Associates Limited Partnership Amended and     Exhibit 10.2 to Form 10-K Report
                  Restated Agreement and Certificate of Limited       dated March 30, 1989
                  Partnership                                         (File No. 33-20391)
     10.16        Federal Apartments Limited Partnership Amended      Exhibit 10.8 to Form 10-K Report
                  and Restated Agreement of Limited Partnership       dated March 30, 1990
                                                                      (File No. 0-17619)
     10.17        First Amendment to Federal Apartments Limited       Exhibit 10.14 to Form 10-K Report
                  Partnership Amended and Restated Agreement of       dated March 30, 1993
                  Limited Partnership                                 (File No. 0-17619)
     10.18        Second Amendment to Federal Apartments Limited      Exhibit 10.15 to Form 10-K Report
                  Partnership Amended and Restated Agreement of       dated March 30, 1993
                  Limited Partnership                                 (File No. 0-17619)
     10.19        Golden Gates Associates Amended and Restated        Exhibit 10.1 to Form 8-K Report
                  Agreement of Limited Partnership                    dated January 17, 1989
                                                                      (File No. 33-20391)
     10.20        Grove Park Housing, A California Limited            Exhibit 10.10 to Form 10-K Report
                  Partnership Amended and Restated Agreement of       dated March 30, 1990
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
                  Agreement of Limited Partnership                   (File No. 0-17619)





                                                                                Incorporated by
                                    Exhibit                                      Reference to
                                    -------                                      ------------

     10.33        Amended and Restated Articles of Partnership in    Exhibit 10.1 to Form 10-Q Report
                  Commendam of Winnsboro Homes Limited Partnership   dated December 30, 1989
                                                                     (File No. 0-17619)
     10.34        The B & V, Ltd.                                    Exhibit 10.2 to Form 10-Q Report
                  Investment Agreement                               dated September 29, 1994
                                                                     (File No. 0-17619)
     10.35        The B & V Phase I, Ltd.                             Exhibit 10.3 to Form 10-Q Report
                  Investment Agreement                                dated September 29, 1994
                                                                     (File No. 0-17619)
     31.1         Rule 13a-14/15d-14(a) Certification of Chief
                  Executive Officer
     31.2         Rule 13a-14/15d-14(a) Certification of Chief
                  Financial Officer.
     32.1         Section 1350 Certification of Chief Executive
                  Officer.
     32.2         Section 1350 Certification of Chief Financial
                  Officer.
     99.22        Pages 21 through 35, 51 through 75 and89           Exhibit 28 to Form 10-K Report
                  through 91 of Prospectus dated May 6, 1989         dated March 30, 1989
                  filed pursuant to Rule 424(b)(3) under the         (File No. 33-20391)
                  Securities Act of 1933
     99.23        Pages 16 through 19 of Prospectus dated May 6,     Exhibit 28.2 to Form 10-K Report
                  1989 filed pursuant to Rule 424(b)(3) under        dated March 30, 1990
                  the  Securities Act of 1933                        (File No. 0-17619)
     99.24        Supplement No. 1 dated August 11, 1988 to          Exhibit 28.3 to Form 10-K Report
                  Prospectus                                         dated March 30, 1991
                                                                     (File No. 0-17619)
     99.25        Supplement No. 2 dated September 20, 1988 to       Exhibit 28.4 to Form 10-K Report
                  Prospectus                                         dated March 30, 1991
                                                                     (File No. 0-17619)
     99.26        December 31, 1992 financial statements of          Exhibit 28.26 to Form 10-K Report
                  Cityside Apartments, L.P. pursuant to Title 17,    dated March 30, 1993
                  Code of Federal Regulations, Section 210.3-09      (File No. 0-17619)
     99.27        December 31, 1993 financial statements of          Exhibit 99.27 to Form 10-K Report dated
                  Cityside Apartments, L.P. pursuant to Title 17,    March 30, 1994
                  Code of Federal Regulations, Section 210.3-09      (File No. 0-17619)
     99.28        December 31, 1994 financial statements of          Exhibit 99.28 to Form 10-K Report dated
                  Cityside Apartments, L.P. pursuant to Title 17,    March 30, 1995
                  Code of Federal Regulations, Section 210.3-09      (File No. 0-17619)
     99.29        December 31, 1995 financial statements of          Exhibit 99.29 to Form 10-K Report dated
                  Cityside Apartments, L.P. pursuant to Title 17,    March 30, 1996
                  Code of Federal Regulations, Section 210.3-09      (File No. 0-17619)
     99.30        December 31, 1996 financial statements of          Exhibit 99.30 to Form 10-K Report dated
                  Cityside Apartments, L.P. pursuant to Title 17,    March 30, 1997
                  Code of Federal Regulations, Section 210.3-09      (File No. 0-17619)

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
                  210.3-09




                                                                                Incorporated by
                                    Exhibit                                      Reference to
                                    -------                                      ------------

     99.33        December 31, 1998 financial statements of Blue      Exhibit 99.33 to Form 10-K Report dated
                  Hill Housing Limited Partnership pursuant to        March 30, 1999
                  Title17, Code of Federal                            (File No. 0-17619)
                  Regulations, Section 210.3-09
     99.34        December 31, 1999 financial statements of Blue      Exhibit 99.34 to Form 10-K Report dated
                  Hill Housing Limited Partnership pursuant to        March 30, 2000
                  Title17, Code of Federal Regulations, Section       (File No. 0-17619)
                  210.3-09

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

Dated:  July 13, 2004               /s/ David Salzman
        -------------               ------------------------
                                    by:  David Salzman
                                         Chief Executive Officer


Dated:  July 13, 2004               /s/ Neal Ludeke
        -------------               ------------------------------
                                    by: Neal Ludeke
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                         Title                       Date
         ---------                         -----                       ----


     /s/ David Salzman         Chief Executive Officer of          July 13, 2004
     ----------------------    the general partner of              -------------
     (David Salzman)           the General Partner

     /s/ Neal Ludeke           Chief Financial Officer of          July 13, 2004
     ----------------------    the general partner of the          -------------
     (Neal Ludeke)             General Partner