Form 10-Q
period 2004-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2004-08-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________to____________

                         Commission file number: 0-17619


                       American Tax Credit Properties L.P.
                      -------------------------------------
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

Registrant's telephone number, including area code: (203) 869-0900
                                                    ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  X   No
    ---     ---

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

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                          June 29,     March 30,
                                                 Notes      2004         2004
                                                 -----    --------    ---------
ASSETS

Cash and cash equivalents                              $    42,931   $   76,527
Marketable equity security                         2        79,410       45,876
Investments in bonds                               2       302,461      651,218
Investment in local partnerships                   3       571,366      693,644
Prepaid expenses                                            15,454
Interest receivable                                          2,367        5,097
                                                       -----------   ----------

                                                       $ 1,013,989   $1,472,362
                                                       ===========   ==========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                $    51,816   $   92,142
  Payable to general partner and affiliates                159,985       78,969
                                                       -----------   ----------

                                                           211,801      171,111
                                                       -----------   ----------

Commitments and contingencies                      3

Partners' equity (deficit)

  General partner                                         (358,270)    (353,127)
  Limited partners (41,286 units of limited
   partnership interest outstanding)                     1,101,247    1,610,443

  Accumulated other comprehensive income, net      2        59,211       43,935
                                                       -----------   ----------

                                                           802,188    1,301,251
                                                       -----------   ----------

                                                       $ 1,013,989   $1,472,362
                                                       ===========   ==========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2004 AND 2003
                                   (UNAUDITED)


                                                 Notes        2004          2003
                                                 -----     ----------    ----------

REVENUE
Interest                                                   $  12,347     $  19,565
Other income from local partnerships                           2,500
                                                           ---------     ---------
TOTAL REVENUE                                                 14,847        19,565
                                                           ---------     ---------

EXPENSES

Administration fee                                            45,931        45,931
Management fee                                                43,867        43,867
Professional fees                                             19,224        13,064
State of New Jersey filing fee                                15,246        13,099
Printing, postage and other                                   11,708        12,107
                                                           ---------     ---------

TOTAL EXPENSES                                               135,976       128,068
                                                           ---------     ---------

Loss from operations                                        (121,129)     (108,503)

Loss on conversion of bond to marketable
equity security                                                            (66,150)

Equity in loss of investment in local
  partnerships                                    3         (393,210)     (317,563)
                                                            ---------     ---------

NET LOSS                                                    (514,339)     (492,216)

Other comprehensive income, net                   2           15,276        73,853
                                                           ---------     ---------

COMPREHENSIVE LOSS                                         $(499,063)    $(418,363)
                                                           ==========    ==========

NET LOSS ATTRIBUTABLE TO

  General partner                                          $  (5,143)    $  (4,922)
  Limited partners                                          (509,196)     (487,294)
                                                           ----------    ----------

                                                           $(514,339)    $(492,216)
                                                           ==========    ==========
NET LOSS per unit of limited partnership
  interest (41,286 units of limited partnership
  interest)                                                $  (12.33)    $  (11.80)
                                                           ==========    ==========

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2004 AND 2003
                                   (UNAUDITED)


                                                             2004              2003
                                                          ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                         $   5,490        $  38,960
Cash paid for
   administration fee                                        (8,782)          (8,740)
   professional fees                                        (29,265)            (498)
   State of New Jersey filing fee                           (60,985)         (78,593)
   printing, postage and other expenses                     (11,708)         (11,606)
                                                          ----------       ----------
Net cash used in operating activities                      (105,250)         (60,477)
                                                          ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships                             (282,039)         (31,200)
Transfer to restricted cash                                                 (278,257)
Cash distributions from local partnerships                   13,607
Proceeds from maturities/redemptions and
  sales of bonds                                            340,086          390,000
                                                          ----------       ----------

Net cash provided by investing activities                    71,654           80,543
                                                          ----------       ----------

Net increase (decrease) in cash and cash equivalents        (33,596)          20,066

Cash and cash equivalents at beginning of period             76,527          112,459
                                                          ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  42,931        $ 132,525
                                                          ==========       ==========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Investment in marketable equity security                                   $  29,850
                                                                           ==========
Unrealized gain on investments in bonds and marketable
equity security, net                                      $  15,276        $  73,853
                                                          ==========       ==========

--------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page 6.


                         See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2004 AND 2003
                                   (UNAUDITED)

                                                             2004           2003
                                                         -----------    -----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES
Net loss                                                  $(514,339)     $(492,216)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local partnerships        393,210        317,563
  Gain on redemption and sale of bonds                       (5,300)
  Distributions from local partnerships classified
  as other income                                            (2,500)
  Loss on conversion of bond to marketable equity
  security                                                                  66,150
  Amortization of net premium on investments in
  bonds                                                         505          1,197
  Accretion of zero coupon bonds                             (4,792)        (4,059)
  Increase in prepaid expenses                              (15,454)
  Decrease in interest receivable                             2,730         22,257
  Decrease in accounts payable and accrued expenses         (40,326)       (52,427)
  Increase in due to general partner and affiliates          81,016         81,058
                                                          ----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                     $(105,250)     $ (60,477)
                                                          ==========     ===========



                         See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2004
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2004 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2004 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds and Marketable Equity Security

   As of June 29, 2004, certain information concerning investments in bonds and marketable equity security is as follows:

                                                Gross        Gross     Estimated
                                 Amortized    unrealized   unrealized    fair
   Description and maturity        cost         gains        losses      value
   -----------------------      ----------    ----------   ---------   ---------

   Corporate debt securities
     Within one year            $  90,329     $     --    $    (88)   $  90,241
     After one year through
     five years                    22,687        1,673          --       24,360
                                ----------    ---------   ---------   ----------
                                  113,016        1,673         (88)     114,601
                                ----------    ---------   ---------   ----------

   U.S. government and agency
   securities After one year
     through five years           179,794        8,066          --      187,860
                                ----------    ---------   ---------   ----------

                                $ 292,810     $  9,739    $    (88)   $ 302,461
                                ==========    =========   =========   ==========
    Marketable Equity Security  $  29,850     $ 49,560    $     --    $  79,410
                                ==========    =========   =========   ==========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,537,953, which includes advances made to certain Local Partnerships. As of June 29, 2004, the Partnership holds an interest in sixteen Local Partnerships that have, as of March 31, 2004, outstanding mortgage loans payable totaling approximately $71,775,000 and accrued interest payable on such loans totaling approximately $6,773,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the three months ended June 29, 2004, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of March 30, 2004      $ 693,644

         Equity in loss of investment in local Partnerships          (393,210)*

         Cash distributions received from Local Partnerships          (13,607)

         Cash distributions from Local Partnerships
           classified as other income                                   2,500

         Advances to Local Partnerships                               282,039
                                                                    ----------

         Investment in local partnerships as of June 29, 2004       $ 571,366
                                                                    ==========
===============================================================================

   *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $550,301 for the three months ended March 31, 2004 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of March 31, 2004 and December 31, 2003 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2004 and 2003 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of March 31, 2004 and December 31, 2003 are as follows:

                                                             March 31,          December 31,
                                                               2004                 2003
                                                          -------------        -------------

   ASSETS
Cash and cash equivalents                                 $    560,279         $  1,070,668
Rents receivable                                               245,183              239,201
Escrow deposits and reserves                                 3,058,739            3,044,006
Land                                                         3,850,061            3,850,061
Buildings and improvements (net of accumulated
  depreciation of $56,991,645 and $56,056,615)              52,284,193           53,115,262

Intangible assets (net of accumulated amortization
  of $915,495 and $897,456)                                  1,535,055            1,553,094
Other assets                                                   945,990              876,877
                                                          -------------        -------------

                                                          $ 62,479,500         $ 63,749,169
                                                          =============        =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                   $  1,629,062         $  1,393,893
  Due to related parties                                     6,098,979            6,236,425
  Mortgage loans                                            71,775,332           72,005,181
  Notes payable                                                946,421              927,021
  Accrued interest                                           6,772,957            6,781,074
  Other liabilities                                            340,217              562,453
                                                          -------------        -------------

                                                            87,562,968           87,906,047
                                                          -------------        -------------

Partners' equity (deficit)

  American Tax Credit Properties L.P.
    Capital contributions, net of distributions             34,100,235           34,059,163
    Cumulative loss                                        (32,844,189)         (32,450,979)
                                                          -------------        -------------

                                                             1,256,046            1,608,184
                                                          -------------        -------------

  General partners and other limited partners
    Capital contributions, net of distributions                599,712              599,824
    Cumulative loss                                        (26,939,226)         (26,364,886)
                                                          -------------        -------------

                                                           (26,339,514)         (25,765,062)
                                                          -------------        -------------

                                                           (25,083,468)         (24,156,878)
                                                          -------------        -------------

                                                          $ 62,479,500         $ 63,749,169
                                                          =============        =============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three months ended March 31, 2004 and 2003 are as follows:

                                                       2004             2003
                                                   ------------     ------------
   REVENUE

Rental                                             $ 3,754,085      $ 3,816,781
Interest and other                                      71,853           89,354
                                                   ------------     ------------
TOTAL REVENUE                                        3,825,938        3,906,135
                                                   ------------     ------------

EXPENSES

Administrative                                         559,315          643,197
Utilities                                              532,450          557,042
Operating and maintenance                              847,492        1,052,749
Taxes and insurance                                    483,020          501,693
Financial                                            1,414,102        1,393,700
Depreciation and amortization                          957,109          996,500
                                                   ------------     ------------

TOTAL EXPENSES                                       4,793,488        5,144,881
                                                   ------------     ------------

NET LOSS                                           $  (967,550)     $(1,238,746)
                                                   ============     ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties L.P.              $  (393,210)     $  (317,563)
  General partners and other limited partners,
   which includes $550,301 and $894,698 of
   Partnership loss in excess of investment           (574,340)        (921,183)
                                                   ------------     ------------

                                                   $  (967,550)     $(1,238,746)
                                                   ============     ============

The combined results of operations of the Local Partnerships for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for an entire operating period.

                      AMERICAN TAX CREDIT PROPERTIES L.P./
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Cobbet Hill Associates Limited Partnership ('Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners are currently negotiating with MHFA to transfer the ownership of the Property to the unaffiliated management agent, which will redevelop and recapitalize the Property. The Partnership does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2003, Cobbet has accumulated approximately $2,117,000 of principal and interest arrearages. The Partnership had provided collateral for a standby letter of credit in the amount of $242,829 issued in connection with Cobbet under the terms of the financing documents whereby the lender had required security for future operating deficits, if any, of Cobbet. The letter of credit was secured by investments in bonds of the Partnership of approximately $244,000. The lender drew on the letter of credit in full in June 2004. The $242,829 has been recorded as investment in local partnerships and has been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. The Compliance Period in connection with Cobbet expired on December 31, 2003.

   The Partnership advanced $39,210 during the three months ended June 29, 2004 to 4611 South Drexel Limited Partnership ("South Drexel") to fund operating deficits, which includes making necessary capital improvements to the property. Cumulative advances as of June 29, 2004 are $578,625. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.


4. Additional Information

   Additional information, including the audited March 30, 2004 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2004 on file with the Securities and Exchange Commission.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition
---------------------------------------

As of June 29, 2004, American Tax Credit Properties L.P. (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2004. Principal changes in assets are comprised of a reduction in investments in bonds which were utilized to pay for Registrant's operating expenses and advances to a Local Partnership and periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with
Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2004, Registrant received cash from interest revenue, distributions from Local Partnerships and maturities/redemptions and sales of bonds and utilized cash for operating expenses and advances to Local Partnerships (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents, marketable equity security and investments in bonds decreased, in the aggregate, by approximately $349,000 during the three months ended June 29, 2004 (which includes a net unrealized gain on investments in bonds and marketable equity security of approximately $15,000 and accretion of zero coupon bonds of approximately $5,000. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds and marketable equity security, if any. During the three months ended June 29, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2004 of $393,210 and cash distributions received from Local Partnerships of $11,107 (exclusive of distributions from Local Partnerships of $2,500 classified as other income), partially offset by advances made to Local Partnerships of $282,039 (see discussion below under Local Partnership Matters).

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

Registrant's operations for the three months ended June 29, 2004 and 2003 resulted in net losses of $514,339 and $492,216, respectively. Other comprehensive income for the three months ended June 29, 2004 and 2003 resulted from a net unrealized gain on investments in bonds and marketable equity security of $15,276 and $73,853, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $968,000 for the three months ended March 31, 2004 was attributable to rental and other revenue of approximately $3,826,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,837,000 and approximately $957,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,239,000 for the three months ended March 31, 2003 was attributable to rental and other revenue of approximately $3,906,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,148,000 and approximately $997,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted by all of the Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. A Local Partnership may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. As of December 31, 2003, the Compliance Period of twelve Local Partnerships has expired.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners are currently negotiating with MHFA to transfer the ownership of the Property to the unaffiliated management agent, which will redevelop and recapitalize the Property. Registrant does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2003, Cobbet has accumulated approximately $2,117,000 of principal and interest arrearages. In addition, Registrant had provided collateral for a standby letter of credit in the amount of $242,829 issued in connection with Cobbet under the terms of the financing documents whereby the lender had required security for future operating deficits, if any, of Cobbet. The letter of credit was secured by investments in bonds of approximately $244,000. The lender drew on the letter of credit in full in June 2004. The $242,829 has been recorded as additional investment in local partnerships and has been offset by additional equity in loss of investment in local partnerships. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. The Compliance Period in connection with Cobbet expired on December 31, 2003.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $45,000 for the three months ended March 31, 2004 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of March 31, 2004, Registrant has advanced $578,625, of which $39,210 was advanced during the three months then ended. The Local General represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. South Drexel generated approximately $16.9 per Unit of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Effective June 3, 2004, the Local General Partners of Blue Hill Housing Limited Partnership ("Blue Hill") entered into an Amended and Restated Purchase and Sale agreement whereby the Property is expected to be sold in August 2004. The estimated proceeds to be received by Registrant in connection with the sale is approximately $1,000,000. The agreement is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place or that the estimated proceeds will be realized. The Compliance Period in connection with Blue Hill expired on December 31, 2003.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. government and agency securities. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date and the associated bond rating. Since Registrant's investments in bonds have various maturity dates through 2007, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.


Item 4.  Controls and Procedures
         -----------------------

As of June 29, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of June 29, 2004, and (ii) no changes occurred during the quarter ended June 29, 2004, that materially affected, or are reasonably likely to materially affect, such internal controls.

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


Dated: August 13, 2004              /s/ David Salzman
                                    ----------------------------------------
                                    by: David Salzman
                                        Chief Executive Officer



Dated: August 13, 2004              /s/ Neal Ludeke
                                    ----------------------------------------
                                    by: Neal Ludeke
                                        Chief Financial Officer