Form 10-Q
period 2004-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2004-11-16
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 29, 2004

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-17619


                       AMERICAN TAX CREDIT PROPERTIES L.P.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                    13-3458875
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

RICHMAN TAX CREDIT PROPERTIES L.P.
599 WEST PUTNAM AVENUE, 3RD FLOOR
GREENWICH, CONNECTICUT                                          06830
---------------------------------------                      ------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes   X   No
   ------   -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No X
   ------   -----

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      SEPTEMBER 29,        MARCH 30,
                                                                          NOTES          2004                2004

ASSETS
Cash and cash equivalents                                                           $   71,117          $   76,527
Marketable equity security                                                  2           96,741              45,876
Investments in bonds                                                        2          213,565             651,218
Investment in local partnerships                                            3          347,497             693,644
Distribution receivable from local partnership                              3        1,001,903
Interest receivable                                                                      4,993               5,097
                                                                                 ------------        -------------

                                                                                   $1,735,816          $1,472,362
                                                                                 ============        =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                             $34,923              $92,142
   Payable to general partner and affiliates                                         240,961               78,969
                                                                                 ------------        -------------
                                                                                     275,884              171,111
                                                                                 ------------        -------------

Commitments and contingencies                                              3,4

Partners' equity (deficit)

   General partner                                                                   (351,826)            (353,127)
   Limited partners (41,286 units of limited partnership
     interest outstanding)                                                          1,739,260            1,610,443
   Accumulated other comprehensive income, net                              2          72,498               43,935
                                                                                 ------------        -------------
                                                                                    1,459,932            1,301,251
                                                                                 ------------        -------------
                                                                                 $  1,735,816        $   1,472,362
                                                                                 ============        =============




                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS       SIX MONTHS        THREE MONTHS       SIX MONTHS
                                                      ENDED SEPTEMBER         ENDED              ENDED             ENDED
                                                          29, 2004        SEPTEMBER 29,      SEPTEMBER 29,     SEPTEMBER 29,
                                              NOTES                           2004               2003              2003

REVENUE

Interest                                              $          9,051   $         21,398   $        16,084   $         35,649
Other income from local partnerships            3                5,000              7,500              6,250             6,250

TOTAL REVENUE                                                   14,051             28,898             22,334            41,899

EXPENSES

Administration fee                                              45,931             91,862             45,931            91,862
Management fee                                                  43,867             87,734             43,867            87,734
Professional fees                                               21,807             41,031             18,894            31,958
State of New Jersey filing fee                                  15,551             30,797             13,099            26,198
Printing, postage and other                                      3,595             15,303              5,274            17,381

TOTAL EXPENSES                                                 130,751            266,727            127,065           255,133

Loss from operations                                          (116,700)          (237,829)          (104,731)         (213,234)

Loss on conversion of bond to marketable
  equity security                                                                                                      (66,150)
                                                2

Equity in income (loss) of investment in
   local partnerships                           3             (111,895)          (505,105)          5,370             (312,193)

Loss prior to gain on disposal of local
   partnership interest                                       (228,595)          (742,934)           (99,361)         (591,577)


Gain on disposal of local partnership
   interest                                     3              873,052            873,052

   NET INCOME (LOSS)                                           644,457             130,118           (99,361)          (591,577)

Other comprehensive income (loss)               2               13,287            28,563             (16,136)          57,717

COMPREHENSIVE INCOME (LOSS)                           $        657,744    $        158,681   $      (115,497)  $       (533,860)

NET INCOME (LOSS) ATTRIBUTABLE TO

   General partner                                    $         6,444    $          1,301   $          (994)  $         (5,916)
   Limited partners                                            638,013            128,817            (98,367)         (585,661)

                                                      $        644,457   $        130,118   $       (99,361)  $       (591,577)

NET INCOME (LOSS) per unit of limited
   partnership interest (41,286 units of
   limited partnership interest)                      $          15.45   $           3.12   $          (2.39) $         (14.19)



                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2004 AND 2003
                                   (UNAUDITED)

                                                                                            2004                2003
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                                       $5,603              $39,370
Cash paid for
     administration fee                                                                 (17,604)            (10,945)
     professional fees                                                                  (67,757)            (55,234)
     State of New Jersey filing fee                                                     (61,290)            (80,042)
     printing, postage and other expenses                                               (15,303)            (14,796)

Net cash used in operating activities                                                   (156,351)           (121,647)


CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships                                                          (298,916)           (42,270)
Cash distributions from local partnerships                                                18,607              6,250
Investments in bonds                                                                                       (242,786)
Proceeds from maturities/redemptions and sales of bonds                                  431,250             390,000

Net cash provided by investing activities                                                150,941             111,194

Net decrease in cash and cash equivalents                                                 (5,410)            (10,453)

Cash and cash equivalents at beginning of period                                          76,527             112,459

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $71,117            $102,006


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Investment in marketable equity security                                                                    $29,850

Increase in distribution receivable from local partnership                              $1,001,903

Unrealized gain on investments in bonds and marketable equity security, net             $28,563             $57,717


================================================================================
See reconciliation of net income (loss) to net cash used in operating activities on page 6.




                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (CONTINUED)
                  SIX MONTHS ENDED SEPTEMBER 29, 2004 AND 2003
                                   (UNAUDITED)

                                                                                            2004               2003

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)                                                                   $    130,118      $   (591,577)

Adjustments to reconcile net income (loss) to net cash used in operating activities

   Equity in loss of investment in local partnerships                                    505,105            312,193
   Gain on disposal of local partnership interest                                       (873,052)
   Gain on redemptions and sales of bonds                                               (9,984)
   Distributions from local partnerships classified as other income                     (7,500)            (6,250)
   Loss on conversion of bond to marketable equity security                                                66,150
   Amortization of net premium on investments in bonds                                  1,010              2,355
   Accretion of zero coupon bonds                                                       (6,925)            (8,162)
   Decrease in interest receivable                                                      104                9,528
   Decrease in accounts payable and accrued expenses                                    (57,219)           (76,619)
   Increase in due to general partner and affiliates                                    161,992            170,735

NET CASH USED IN OPERATING ACTIVITIES                                                   $(156,351)         $(121,647)













                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2004 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2004 are not necessarily indicative of the results that may be expected for the entire year.


2.   INVESTMENTS IN BONDS AND MARKETABLE EQUITY SECURITY

     As of September 29, 2004, certain information concerning investments in bonds and marketable equity security is as follows:

                                                                      Gross             Gross
                                                  Amortized        unrealized         unrealized           Estimated
    Description and maturity                         cost             gains             losses            fair value

    Corporate debt securities
       Within one year                          $       89,887   $                     $       (887)  $         89,000
                                                                             --
       After one year through five years               22,623             1,564                --        24,187

                                                      112,510             1,564              (887)       113,187


    U.S. government and agency securities
      After one year through five years                95,448             4,930                --        100,378

                                                $    207,958     $        6,494    $         (887)       $     213,565

     Marketable equity security                 $     29,850     $       66,891    $         --          $      96,741

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)


3.   INVESTMENT IN LOCAL PARTNERSHIPS

     The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,554,830, which includes advances made to certain Local Partnerships. As of September 29, 2004, the Partnership holds an interest in sixteen Local Partnerships that have, as of June 30, 2004, outstanding mortgage loans payable totaling approximately $71,627,000 and accrued interest payable on such loans totaling approximately $7,443,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 2004, the investment in local partnerships activity consists of the following:

              Investment in local partnerships as of March 30, 2004                    $    693,644

              Equity in loss of investment in local partnerships                          (505,105)  *

              Cash distributions received from Local Partnerships                         (18,607)

              Cash distributions from Local Partnerships classified as
                   other income                                                            7,500

              Cash distribution receivable from Local Partnership                         (1,001,903)   **

              Gain on disposal of investment in local partnership                            873,052      **

              Advances to Local Partnerships                                               298,916

              Investment in local partnerships as of September 29, 2004                   $347,497

      *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,337,092 for the six months ended June 30, 2004 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3. Such amount includes losses from Blue Hill Housing Limited Partnership ("Blue Hill") for the period July 1, 2004 through August 31, 2004 (see discussion below).

      **Blue Hill sold its underlying Property on August 31, 2004, in connection with which the Partnership received a distribution of $1,001,903 in October 2004; such distribution received is reflected in the accompanying balance sheet as of September 29, 2004 as distribution receivable from local partnership. In addition, the Partnership has recognized a gain on disposal of its investment in Blue Hill of $873,052 for the six months ended September 29, 2004. In the event that additional proceeds are distributed to the Partnership in connection with the final settlement of the sale of Blue Hill, additional gain will be recognized at such time. The accounts of Blue Hill as of and for the three and six month periods ended June 30, 2004 are included in the combined balance sheet and combined statements of operations of the Local Partnerships for such periods as reflected herein Note 3. The Compliance Period in connection with Blue Hill expired on December 31, 2003.

      The combined unaudited balance sheets of the Local Partnerships as of June 30, 2004 and December 31, 2003 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2004 and 2003 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)


3.   INVESTMENT IN LOCAL PARTNERSHIPS (CONTINUED)

      The combined balance sheets of the Local Partnerships as of June 30, 2004 and December 31, 2003 are as follows:

                                                                                      JUNE 30,           DECEMBER 31,
                                                                                        2004                 2003

    ASSETS

    Cash and cash equivalents                                                       $     534,035        $  1,070,668
    Rents receivable                                                                   312,225              239,201
    Escrow deposits and reserves                                                       3,274,708            3,044,006
    Land                                                                               3,850,061            3,850,061
    Buildings and improvements (net of accumulated depreciation of
      $57,680,273 and $56,056,615)                                                    51,457,122           53,115,262

    Intangible assets (net of accumulated amortization of $933,531 and
      $897,456)                                                                        1,528,979            1,553,094
    Other assets                                                                         742,654              876,877

                                                                                    $  61,699,784        $ 63,749,169

    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

    Liabilities

      Accounts payable and accrued expenses                                         $   1,255,936        $  1,393,893
      Due to related parties                                                          6,017,263            6,236,425
      Mortgage loans                                                                  71,626,700           72,005,181
      Notes payable                                                                   944,479              927,021
      Accrued interest                                                                7,442,859            6,781,074
      Other liabilities                                                               338,326              562,453

                                                                                      87,625,563           87,906,047
    Partners' equity (deficit)

      American Tax Credit Properties L.P.
         Capital contributions, net of distributions                                    34,128,338           34,059,163
         Cumulative loss                                                              (32,907,084)         (32,450,979)

                                                                                        1,221,254            1,608,184
      General partners and other limited partners
         Capital contributions, net of distributions                                       599,712              599,824
         Cumulative loss                                                              (27,746,745)         (26,364,886)

                                                                                      (27,147,033)         (25,765,062)

                                                                                      (25,925,779)         (24,156,878)

                                                                                     $  61,699,784        $ 63,749,169

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)


3.   INVESTMENT IN LOCAL PARTNERSHIPS (CONTINUED)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2004 and 2003 are as follows:

                                                          THREE MONTHS      SIX MONTHS        THREE MONTHS     SIX MONTHS
                                                             ENDED             ENDED            ENDED             ENDED
                                                           JUNE 30,          JUNE 30,          JUNE 30,         JUNE 30,
                                                             2004         ---------------        2003        ---------------
                                                                                2004                               2003

    REVENUE

    Rental                                              $     3,842,938   $     7,597,023   $    3,905,658   $     7,722,439
    Interest and other                                           60,506           132,359            63,786          153,140

    TOTAL REVENUE                                             3,903,444         7,729,382         3,969,444        7,875,579


    EXPENSES

    Administrative                                              617,346         1,176,661           608,834        1,252,031
    Utilities                                                   396,689           929,139           364,064          921,106
    Operating and maintenance                                   882,394         1,729,886           923,248        1,975,997
    Taxes and insurance                                         532,985         1,016,005           496,364          998,057
    Financial                                                 1,388,047         2,802,149         1,390,144        2,783,844
    Depreciation and amortization                               956,397         1,913,506           993,015        1,989,515

    TOTAL EXPENSES                                            4,773,858         9,567,346         4,775,669        9,920,550

    NET LOSS                                            $      (870,414)  $    (1,837,964)  $     (806,225)  $    (2,044,971)


    NET INCOME (LOSS) ATTRIBUTABLE TO

      American Tax Credit Properties L.P.               $       (62,895)  $      (456,105)  $        5,370   $      (312,193)
      General partners and other limited partners,
         which includes $786,791, $1,337,092,
         $789,837 and $1,684,535 of Partnership loss    ----------------
         in excess of investment                                               (1,381,859)         (811,595)      (1,732,778)
                                                               (807,519)

                                                        $      (870,414)  $    (1,837,964)  $     (806,225)  $    (2,044,971)


      The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)


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

     The Partnership advanced $56,087 during the six months ended September 29, 2004 to 4611 South Drexel Limited Partnership ("South Drexel") to fund operating deficits, which includes making necessary capital improvements to the property. Cumulative advances as of September 29, 2004 are $595,502. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.


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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

As of September 29, 2004, American Tax Credit Properties L.P. (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2004 as a result of the expected sale of the Property owned by Blue Hill Associates Limited Partnership ("Blue Hill") (see Local Partnership Matters below). Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with
Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), a reduction in investments in bonds which were utilized to pay for Registrant's operating expenses and advances to certain Local Partnerships and an increase in distribution receivable from local partnership resulting from the sale of the Property owned by Blue Hill. During the six months ended September 29, 2004, Registrant received cash from interest revenue, distributions from Local Partnerships and maturities/redemptions and sales of bonds and utilized cash for operating expenses and advances to Local Partnerships (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents, marketable equity security and investments in bonds decreased, in the aggregate, by approximately $392,000 during the six months ended September 29, 2004 (which includes a net unrealized gain on investments in bonds and marketable equity security of approximately $29,000, accretion of zero coupon bonds of approximately $10,000 and amortization of net premium on investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds and marketable equity security, if any. During the six months ended September 29, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2004 of $505,105, cash distributions received from Local Partnerships of $11,107 (exclusive of distributions from Local Partnerships of $7,500 classified as other income) and the distribution receivable from Blue Hill of $1,001,903 (see discussion above), partially offset by gain on disposal of Registrant's investment in Blue Hill of $873,052 and advances made to Local Partnerships of $298,916 (see discussion below under Local Partnership Matters). Payable to general partner and affiliates in the accompanying balance sheet as of September 29, 2004 represents accrued administration and management fees.

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

                      AMERICAN TAX CREDIT PROPERTIES L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Registrant's operations for the three months ended September 29, 2004 and 2003 resulted in net income (loss) of $644,457 and $(99,361), respectively. The increase in net income is primarily the result of the gain on disposal of local partnership interest of approximately $873,000 in connection with Blue Hill, partially offset by an increase in the equity in loss of investment in local partnerships of approximately $117,000, which increase is primarily the result of advances being made to certain Local Partnerships and being charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters) and an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the three months ended September 29, 2004 and 2003 resulted from a net unrealized gain (loss) on investments in bonds and marketable equity security of $13,287 and $(16,136), respectively.

The Local Partnerships' net loss of approximately $870,000 for the three months ended June 30, 2004 was attributable to rental and other revenue of approximately $3,903,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,817,000 and approximately $956,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $806,000 for the three months ended June 30, 2003 was attributable to rental and other revenue of approximately $3,969,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,782,000 and approximately $993,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2004 and 2003 resulted in net income (loss) of $130,118 and $(591,577), respectively. The increase in net income is primarily the result of (i) the gain on disposal of local partnership interest of approximately $873,000 in connection with Blue Hill and (ii) a loss recognized in fiscal 2003 of approximately $66,000 on the conversion of an investment in bonds to a marketable equity security resulting from the corporate restructuring of the bond issuer's debt, partially offset by an increase in the equity in loss of investment in local partnerships of approximately $193,000, which increase is primarily the result of advances being made to certain Local Partnerships and being charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters), partially offset by a net decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income for the six months ended September 29, 2004 and 2003 resulted from a net unrealized gain on investments in bonds of $28,563 and $57,717 respectively.

The Local Partnerships' net loss of approximately $1,838,000 for the six months ended June 30, 2004 was attributable to rental and other revenue of approximately $7,729,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,653,000 and approximately $1,914,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,045,000 for the six months ended June 30, 2003 was attributable to rental and other revenue of approximately $7,876,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,931,000 and approximately $1,990,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Blue Hill sold its underlying Property on August 31, 2004, in connection with which Registrant received a distribution of $1,001,903 in October 2004; such distribution received from Blue Hill is reflected in the accompanying balance sheet as of September 29, 2004 as distribution receivable from local partnership. In addition, the Partnership has recognized a gain on disposal of its investment in Blue Hill of $873,052 for the six months ended September 29, 2004. In the event that additional proceeds are distributed to the Partnership in connection with the final settlement of the sale of Blue Hill, additional gain will be recognized at such time. The Compliance Period in connection with Blue Hill expired on December 31, 2003.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $88,000 for the six months ended June 30, 2004 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of June 30, 2004, Registrant has advanced $595,502, of which $56,087 was advanced during the six months then ended. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. South Drexel generated approximately $16.9 per Unit of credits to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Hilltop North Associates, L.P. ("Hilltop") require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Hilltop reported an operating deficit of approximately $78,000 for the six months ended June 30, 2004, which includes property management fees of approximately $27,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period in connection with Hilltop expired on December 31, 2002.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.


ITEM 4.  CONTROLS AND PROCEDURES

As of September 29, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of September 29, 2004, and (ii) no changes occurred during the quarter ended September 29, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Registrant is not aware of any material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.    Exhibits

               Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

               Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

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


Dated: November 15, 2004            /s/  David Salzman
                                    by:  David Salzman
                                         Chief Executive Officer



Dated: November 15, 2004                           /s/  Neal Ludeke
                                                   by:  Neal Ludeke
                                                        Chief Financial Officer