Form 10-Q
period 2004-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2005-02-14
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-17619

American Tax Credit Properties L.P.
(Exact name of Registrant as specified in its charter)

Delaware	13-3458875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Richman Tax Credit Properties L.P. 599 West Putnam Avenue, 3rd Floor Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

		December 30,	March 30,
	Notes	2004	2004

ASSETS

Cash and cash equivalents		$769,639	$76,527
Marketable equity security	2	109,438	45,876
Investments in bonds	2	124,163	651,218
Investment in local partnerships	3	434,287	693,644
Interest receivable		227	5,097

		$1,437,754	$1,472,362

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$60,985	$92,142
Payable to general partner and affiliates			78,969

		60,985	171,111

Commitments and contingencies	3,4

Partners' equity (deficit)

General partner		(352,778)	(353,127)
Limited partners (41,286 units of limited partnership interest outstanding)		1,645,029	1,610,443
Accumulated other comprehensive income, net	2	84,518	43,935

		1,376,769	1,301,251

		$1,437,754	$1,472,362

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Notes	Three Months Ended December 30, 2004	Nine Months Ended December 30, 2004	Three Months Ended December 30, 2003	Nine Months Ended December 30, 2003

REVENUE

Interest		$3,440	$24,838	$20,009	$55,658
Other income from local partnerships	3		7,500	5,000	11,250

TOTAL REVENUE		3,440	32,338	25,009	66,908

EXPENSES

Administration fees		45,930	137,792	45,930	137,792
Management fee		43,877	131,611	43,877	131,611
Professional fees		16,002	57,033	23,032	54,990
State of New Jersey filing fee		14,943	45,740	19,605	45,803
Printing, postage and other		24,099	39,402	13,502	30,883

TOTAL EXPENSES		144,851	411,578	145,946	401,079

		(141,411)	(379,240)	(120,937)	(334,171)

Loss on conversion of bond to marketable equity security	2				(66,150)

Equity in income (loss) of investment in local partnerships	3	40,635	(464,470)	76,431	(235,762)

Loss prior to gain on sale of local partnership property		(100,776)	(843,710)	(44,506)	(636,083)

Gain on sale of local partnership
property	3	5,593	878,645

NET INCOME (LOSS)		(95,183)	34,935	(44,506)	(636,083)

Other comprehensive income (loss)	2	12,020	40,583	(19,029)	38,688

COMPREHENSIVE INCOME (LOSS)		$(83,163)	$75,518	$(63,535)	$(597,395)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner		$(952)	$349	$(445)	$(6,361)
Limited partners		(94,231)	34,586	(44,061)	(629,722)

		$(95,183)	$34,935	$(44,506)	$(636,083)

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)		$(2.28)	$.84	$(1.06)	$(15.25)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$13,534	$67,046
Cash paid for
administration fees	(172,906)	(172,935)
management fee	(175,466)	(175,472)
professional fees	(72,944)	(64,772)
State of New Jersey filing fee	(60,986)	(93,056)
printing, postage and other expenses	(39,402)	(35,774)

Net cash used in operating activities	(508,170)	(474,963)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships	(339,478)	(73,077)
Cash distributions from local partnerships	18,607	13,750
Proceeds in connection with sale of local partnership property	1,001,903
Investments in bonds		(242,786)
Proceeds from maturities/redemptions and sales of bonds	520,250	728,809

Net cash provided by investing activities	1,201,282	426,696

Net increase (decrease) in cash and cash equivalents	693,112	(48,267)

Cash and cash equivalents at beginning of period	76,527	112,459

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$769,639	$64,192

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Investment in marketable equity security		$29,850

Unrealized gain on investments in bonds and marketable equity security, net	$40,583	$38,688

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$34,935	$(636,083)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships	464,470	235,762
Gain on sale of local partnership property	(878,645)
Gain on redemption and sale of bonds	(9,984)	(7,809)
Distributions from local partnerships classified as other income	(7,500)	(11,250)
Loss on conversion of bond to marketable equity security		66,150
Amortization of net premium on investments in bonds	1,960	4,216
Accretion of zero coupon bonds	(8,150)	(12,265)
Decrease in interest receivable	4,870	27,246
Decrease in accounts payable and accrued expenses	(31,157)	(61,926)
Decrease in payable to general partner and affiliates	(78,969)	(79,004)

NET CASH USED IN OPERATING ACTIVITIES	$(508,170)	$(474,963)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2004
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2004 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2. Investments in Bonds and Marketable Equity Security

As of December 30, 2004, certain information concerning investments in bonds and marketable equity security is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
After one year through five years	$22,564	$1,219	$--	$23,783

U.S. government and agency securities
After one year through five years	96,669	3,711	--	100,380

	$119,233	$4,930	$--	$124,163

Marketable equity security	$29,850	$79,588	$--	$109,438

NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3. Investment in Local Partnerships

The Partnership acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,595,392, which includes advances made to certain Local Partnerships. As of September 30, 2004, the Partnership holds an interest in fifteen Local Partnerships that have outstanding mortgage loans payable totaling approximately $65,215,000 and accrued interest payable on such loans totaling approximately $7,808,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the nine months ended December 30, 2004, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2004	$693,644

Equity in loss of investment in local partnerships	(464,470	)*

Cash distributions received from Local Partnerships	(18,607)

Cash distributions from Local Partnerships classified as
other income	7,500

Gain on sale of local partnership property	878,645	**

Cash distribution in connection with sale of local partnership property	(1,001,903)

Advances to Local Partnerships	339,478

Investment in local partnerships as of December 30, 2004	$434,287

*Equity in investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $2,297,668 for the nine months ended September 30, 2004 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3. Such amount includes income from Blue Hill Housing Limited Partnership (“Blue Hill”) for the period January 1, 2004 through August 31, 2004 (see discussion below).

**Blue Hill sold its underlying Property on August 31, 2004, in connection with which Blue Hill recognized a gain of $1,851,658 and the Partnership received a distribution of $1,001,903. In connection with the sale of the Blue Hill Property, the Partnership recognized a gain of $878,645 for the nine months ended December 30, 2004. In the event that additional proceeds are distributed to the Partnership in connection with the final settlement of the sale of Blue Hill, additional gain will be recognized at such time. The remaining accounts of Blue Hill as of and for the three and nine month periods ended September 30, 2004 are included in the combined balance sheet and combined statements of operations of the Local Partnerships for such periods as reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2004 and December 31, 2003 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2004 and 2003 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3. Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
	2004	2003

ASSETS

Cash and cash equivalents	$780,252	$1,070,668
Rents receivable	260,169	239,201
Escrow deposits and reserves	3,428,963	3,044,006
Land	3,738,736	3,850,061
Buildings and improvements (net of accumulated depreciation of $53,406,601 and $56,056,615)	45,008,526	53,115,262
Intangible assets (net of accumulated amortization of $711,675 and $897,456)	1,229,753	1,553,094
Other assets	831,005	876,877

	$55,277,404	$63,749,169

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,309,420	$1,393,893
Due to related parties	6,504,973	6,236,425
Mortgage loans	65,215,154	72,005,181
Notes payable	942,467	927,021
Accrued interest	7,807,684	6,781,074
Other liabilities	345,115	562,453

	82,124,813	87,906,047
Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	33,143,312	34,059,163
Cumulative loss	(31,082,308)	(32,450,979)

	2,061,004	1,608,184
General partners and other limited partners
Capital contributions, net of distributions	(195,871)	599,824
Cumulative loss	(28,712,542)	(26,364,886)

	(28,908,413)	(25,765,062)

	(26,847,409)	(24,156,878)

	$55,277,404	$63,749,169

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3. Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

REVENUE

Rental	$3,590,976	$11,187,999	$3,853,619	$11,576,058
Interest and other	167,362	299,721	94,476	247,616

TOTAL REVENUE	3,758,338	11,487,720	3,948,095	11,823,674

EXPENSES

Administrative	752,548	2,163,636	755,948	2,237,079
Utilities	293,809	1,222,948	261,090	1,182,196
Operating and maintenance	924,328	2,654,214	933,814	2,909,811
Taxes and insurance	344,760	1,126,338	343,715	1,112,672
Financial	1,511,389	4,313,538	1,470,243	4,254,087
Depreciation and amortization	924,183	2,837,689	960,930	2,950,445

TOTAL EXPENSES	4,751,017	14,318,363	4,725,740	14,646,290

Loss from operations before gain on sale of property	(992,679)	(2,830,643)	(777,645)	(2,822,616)

Gain on sale of property	1,851,658	1,851,658

NET EARNINGS (LOSS)	$858,979	$(978,985)	$(777,645)	$(2,822,616)

NET EARNINGS (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties L.P.*	$1,824,776	$1,368,671	$76,431	$(235,762)
General partners and other limited partners, which includes $960,576, $2,297,668, $829,170 and $2,513,705 of Partnership loss in excess of investment	(965,797)	(2,347,656)	(854,076)	(2,586,854)

	$858,979	$(978,985)	$(777,645)	$(2,822,616)

*2004 amounts include an allocation on the gain on sale of property of $1,833,141. The net earnings (loss) allocations from operations for the three and nine month periods ended September 30, 2004 are $40,635 and $(464,470), respectively.

The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3. Investment in Local Partnerships (continued)

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners are currently negotiating with MHFA to transfer the ownership of the Property to the unaffiliated management agent, which will redevelop and recapitalize the Property. The Partnership does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2003, Cobbet has accumulated approximately $2,117,000 of principal and interest arrearages. The Partnership had provided collateral for a standby letter of credit in the amount of $242,829 issued in connection with Cobbet under the terms of the financing documents whereby the lender had required security for future operating deficits, if any, of Cobbet. The letter of credit was secured by investments in bonds of the Partnership of approximately $244,000. The lender drew on the letter of credit in full in June 2004. The $242,829 has been recorded as investment in local partnerships and has been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. The Compliance Period in connection with Cobbet expired on December 31, 2003.

The Partnership advanced $96,649 to 4611 South Drexel Limited Partnership (“South Drexel”) during the nine months ended December 30, 2004 to fund operating deficits, which includes making necessary capital improvements to the property. Cumulative advances as of December 30, 2004 are $636,064. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2004, American Tax Credit Properties L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2004 as a result of the sale of the Property owned by Blue Hill Associates Limited Partnership (“Blue Hill”) (see Local Partnership Matters below). Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), a reduction in investments in bonds which were utilized to pay for Registrant’s operating expenses and advances to certain Local Partnerships and proceeds in connection with the sale of the Property owned by Blue Hill. During the nine months ended December 30, 2004, Registrant received cash from interest revenue, distributions from Local Partnerships and maturities/redemptions and sales of bonds and utilized cash for operating expenses and advances to Local Partnerships (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents, marketable equity security and investments in bonds increased, in the aggregate, by approximately $230,000 during the nine months ended December 30, 2004 (which includes a net unrealized gain on investments in bonds and marketable equity security of approximately $41,000, accretion of zero coupon bonds of approximately $8,000 and amortization of net premium on investments in bonds of approximately $2,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2004, the investment in local partnerships decreased as a result of proceeds received in connection with the sale of the Blue Hill Property of $1,001,903, Registrant’s equity in the Local Partnerships’ net loss for the nine months ended September 30, 2004 of $464,470 and cash distributions received from Local Partnerships of $11,107 (exclusive of distributions from Local Partnerships of $7,500 classified as other income), partially offset by Registrant's gain in connection with the sale of the Blue Hill Property of $878,645 and advances made to Local Partnerships of $339,478 (see discussion below under Local Partnership Matters).

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant’s investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the book value of Registrant’s investment in each Local Partnership (the “Local Partnership Carrying Value”) may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership’s Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant’s operations for the three months ended December 30, 2004 and 2003 resulted in a net loss of $95,183 and $44,506, respectively. The increase in net loss from fiscal 2003 to 2004 is primarily attributable to (i) a decrease in equity in income of investment in local partnerships of approximately $36,000 and (ii) a decrease in interest revenue of approximately $17,000. Based on additional information provided by the management of Blue Hill, the gain in connection with the sale of the Blue Hill Property increased by $5,593 as compared to the reported gain for the six months ended September 29, 2004 (see discussion above under Material Changes in Financial Condition). Other comprehensive income (loss) for the nine months ended December 30, 2004 and 2003 resulted from a net unrealized gain (loss) on investments in bonds and marketable equity security of $12,020 and $(19,029), respectively.

The Local Partnerships' loss from operations of approximately $993,000 for the three months ended September 30, 2004 was attributable to rental and other revenue of approximately $3,758,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,827,000 and approximately $924,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $778,000 for the three months ended September 30, 2003 was attributable to rental and other revenue of approximately $3,948,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,765,000 and approximately $961,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

Registrant’s operations for the nine months ended December 30, 2004 and 2003 resulted in net income (loss) of $34,935 and $(636,083), respectively. The decrease in net loss from fiscal 2003 to 2004 is primarily attributable to (i) a gain of approximately $879,000 recorded in fiscal 2004 upon the sale of the Property owned by Blue Hill (see above under Material Changes in Financial Condition), and (ii) a loss recognized in fiscal 2003 of approximately $66,000 on the conversion of an investment in bonds to a marketable equity security resulting from the corporate restructuring of the bond issuer’s debt, partially offset by (i) an increase in equity in loss of investment in local partnerships of approximately $229,000, which increase is primarily the result of greater advances being made to certain Local Partnerships during the nine months ended December 30, 2004, which were charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters) and (ii) a decrease in interest revenue of approximately $31,000.  Other comprehensive income for the nine months ended December 30, 2004 and 2003 resulted from a net unrealized gain on investments in bonds of $40,583 and $38,688 respectively.

The Local Partnerships' loss from operations of approximately $2,831,000 for the nine months ended September 30, 2004 was attributable to rental and other revenue of approximately $11,488,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $11,481,000 and approximately $2,838,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $2,823,000 for the nine months ended September 30, 2003 was attributable to rental and other revenue of approximately $11,823,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $11,696,000 and approximately $2,950,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agencies have allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted by all of the Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. A Local Partnership may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. As of December 31, 2004, the Compliance Period of virtually all of the Local Partnerships has expired.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners are currently negotiating with MHFA to transfer the ownership of the Property to the unaffiliated management agent, which will redevelop and recapitalize the Property. Registrant does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2003, Cobbet has accumulated approximately $2,117,000 of principal and interest arrearages. In addition, Registrant had provided collateral for a standby letter of credit in the amount of $242,829 issued in connection with Cobbet under the terms of the financing documents whereby the lender had required security for future operating deficits, if any, of Cobbet. The letter of credit was secured by investments in bonds of approximately $244,000. The lender drew on the letter of credit in full in June 2004. The $242,829 has been recorded as additional investment in local partnerships and has been offset by additional equity in loss of investment in local partnerships. Registrant’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. The Compliance Period in connection with Cobbet expired on December 31, 2003.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Blue Hill sold its underlying Property on August 31, 2004, in connection with which Blue Hill recognized a gain of $1,851,658 and Registrant received proceeds of $1,001,903. In connection with the sale, Registrant recorded a gain of $878,645 for the nine months ended December 30, 2004. In the event that additional proceeds are distributed to Registrant in connection with the final settlement of the sale of Blue Hill, additional gain will be recorded at such time. The Compliance Period in connection with Blue Hill expired on December 31, 2003.

4611 South Drexel Limited Partnership (“South Drexel”) reported an operating deficit of approximately $111,000 for the nine months ended September 30, 2004 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of September 30, 2004, Registrant has advanced $636,064, of which $96,649 was advanced during the nine months then ended. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period in connection with South Drexel expired on December 31, 2004.

The terms of the partnership agreement of Hilltop North Associates, L.P. (“Hilltop”) require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Hilltop reported an operating deficit of approximately $147,000 for the nine months ended September 30, 2004, which includes property management fees of approximately $41,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period in connection with Hilltop expired on December 31, 2002.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

•	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a portion of its working capital reserves in corporate bonds and U.S. government and agency securities. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment’s maturity date and the associated bond rating. Since Registrant’s investments in bonds have various maturity dates through 2007, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 4. Controls and Procedures

As of December 30, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant’s disclosure controls and procedures were effective as of December 30, 2004, and (ii) no changes occurred during the quarter ended December 30, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

As discussed in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Cobbet Hill Associates Limited Partnership (“Cobbet”) has received a formal notice of default from the lender. The Local General Partners are negotiating with the lender to transfer the ownership of the Property to the unaffiliated management agent.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties L.P.,
General Partner

by: Richman Tax Credit Properties Inc.,
general partner

Dated: February 14, 2005	/s/ David Salzman
by: David Salzman
Chief Executive Officer

Dated: February 14, 2005	/s/ Neal Ludeke
by: Neal Ludeke
Chief Financial Officer