Form 10-K
period 2005-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2005-08-11
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                      the fiscal year ended March 30, 2005
                                            --------------

                                       OR

              |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                                     0-17619
                            (Commission File Number)

                       American Tax Credit Properties L.P.
                       -----------------------------------
      (Exact name of registrant as specified in its governing instruments)

           Delaware                                        13-3458875
--------------------------------                --------------------------------
 (State or other jurisdiction                          (I.R.S. Employer
       of organization)                               Identification No.)

Richman Tax Credit Properties L.P.
340 Pemberwick Road
Greenwich, Connecticut                                       06831
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

            None                                              None
--------------------------------                --------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|  No |X|

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002, Jobs and Growth Tax Relief Reconciliation Act of 2003 and American Jobs Creation Act of 2004 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Employees

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. An affiliate of the General Partner employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the General Partner.

Item 2. Properties

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was substantially fully exhausted by all of the
Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. As of December 31, 2004, the Compliance Period of all of the Local Partnerships has expired. It is the General Partner's intention to sell or assign Registrant's interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments. In August 2004, the Property owned by Blue Hill Associates Limited Partnership ("Blue Hill") was sold (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein). The Compliance Period in connection with Blue Hill expired on December 31, 2003.

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

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 5). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Twelve Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001 and one did so in 2005, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

                                                                                                    Mortgage loans
Name of Local Partnership                                       Number                              payable as of       Subsidy
Name of apartment complex                                     of rental           Capital            December 31,         (see
Apartment complex location                                      units          contribution             2004           footnotes)
--------------------------                                      -----          ------------             ----           ----------
4611 South Drexel Limited Partnership
South Drexel Apartments
Chicago, Illinois                                                 44          $    1,023,856        $   1,252,225         (1c)

B & V, Ltd.
Homestead Apartments
Homestead, Florida                                               158               2,050,795 (3)               -- (3)

B & V Phase I, Ltd.
Gardens of Homestead
Homestead, Florida                                                97                 140,000 (3)               -- (3)

Blue Hill Housing Limited Partnership
Blue Hill Housing
Grove Hall, Massachusetts                                        144               4,506,082                   -- (4)

Cityside Apartments, L.P.
Cityside Apartments
Trenton, New Jersey                                              126               6,098,988            7,119,462         (1a)

Cobbet Hill Associates Limited Partnership
Cobbet Hill Apartments
Lynn, Massachusetts                                              117               5,303,771           13,478,452       (1a&b)

Dunbar Limited Partnership
Spring Grove Apartments
Chicago, Illinois                                                100               1,518,229            4,918,382       (1a&e)

Dunbar Limited Partnership No. 2
Park View Apartments
Chicago, Illinois                                                102               1,701,849            5,248,223       (1a&e)

Erie Associates Limited Partnership
Erie Apartments                                                   18                 755,737 (3)               -- (3)
Springfield, Massachusetts

Federal Apartments Limited Partnership
Federal Apartments
Fort Lauderdale, Florida                                         164               2,832,224            4,639,955     (1a,d&f)

Golden Gates Associates
Golden Gates
Brooklyn, New York                                               85                  879,478            4,457,721         (1b)

Grove Park Housing, A California Limited Partnership Grove
Park Apartments
Garden Grove, California                                         104               1,634,396            6,616,415         (1a)


                                                                                                    Mortgage loans
Name of Local Partnership                                       Number                              payable as of       Subsidy
Name of apartment complex                                     of rental           Capital            December 31,         (see
Apartment complex location                                      units          contribution             2004           footnotes)
--------------------------                                      -----          ------------             ----           ----------
Gulf Shores Apartments Ltd.
Morgan Trace Apartments
Gulf Shores, Alabama                                              50          $      352,693        $   1,461,222         (1b)

Hilltop North Associates, A Virginia Limited Partnership
Hilltop North Apartments
Richmond, Virginia                                               160               1,470,734            3,051,805         (1a)

Madison-Bellefield Associates
Bellefield Dwellings
Pittsburgh, Pennsylvania                                         158               1,047,744            2,849,038         (1a)

Pine Hill Estates Limited Partnership
Pine Hill Estates
Shreveport, Louisiana                                            110                 613,499            2,273,376       (1a&d)

Santa Juanita Limited Dividend Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                                              45                 313,887 (2)        1,399,015     (1a,b&d)

Vista del Mar Limited Dividend Partnership L.P.
Vista del Mar Apartments
Fajardo, Puerto Rico                                             152               3,097,059            4,982,614       (1a&b)

Winnsboro Homes Limited Partnership
Winnsboro Homes
Winnsboro, Louisiana                                              50                 289,730            1,217,957       (1a&d)
                                                                              --------------        -------------
                                                                              $   35,630,751        $  64,965,862
                                                                              ==============        =============


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

            (f) The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2005.

      (2)   Reflects amount attributable to Registrant only.

      (3) The Property is no longer held by Registrant. The Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheets of the Local Partnerships as of December 31, 2004 and 2003 in Note 5 to the financial statements. Item 2. Properties (continued)

      (4) The Property is no longer held by Registrant as a result of the sale of the Property in August 2004. The Local Partnership has remaining underlying assets and liabilities that are included in the combined balance sheet of the Local Partnerships as of December 31, 2004 in
            Note 5 to the financial statements.

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

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2005 was approximately 2,250, holding 41,286 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant's Units) are provided to Merrill Lynch by independent valuation services, whose estimated values are based on financial and other information available to them. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2005 and 2004.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2004 and 2003 and the cumulative Tax Credits, net of recaptured Low-income Tax Credits, allocated from inception through December 31, 2004 are as follows:

                                      Historic             Net
                                  Rehabilitation        Low-income
                                    Tax Credits         Tax Credits
                                    -----------         -----------
Tax year ended December 31, 2004   $         --        $         --
Tax year ended December 31, 2003             --                 .10

Cumulative totals                  $      71.88      $      1,456.58

Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,528 per Unit through December 31, 2004, net of circumstances which have given rise to, and notwithstanding future circumstances which may give rise to, recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties was substantially fully exhausted as of December 31, 2001.

                                                           49
Item 6.  Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.


                                                                     Years Ended March 30,
                                                                     ---------------------
                                     2005                2004                2003                2002                2001
                                     ----                ----                ----                ----                ----

Interest and other revenue      $        37,092     $        89,603     $       100,999     $       165,149     $      187,488
                                ===============     ===============     ===============     ===============     ==============

Equity in loss of investment
  in local partnerships         $      (527,452)    $      (600,150)    $      (143,793)    $      (102,800)    $   (1,227,326)
                                ===============     ===============     ===============     ===============     ==============

Gain on sale of local
  partnership property          $       916,094     $            --     $            --     $            --     $           --
                                ===============     ===============     ===============     ===============     ==============


Net loss                        $       (73,305)    $    (1,092,174)    $      (560,050)    $      (387,357)    $   (1,468,424)
                                ===============     ===============     ===============     ===============     ==============

Net loss per unit of limited
  partnership interest          $         (1.76)    $        (26.19)    $        (13.43)    $         (9.29)    $       (35.21)
                                ===============     ===============     ===============     ===============     ==============


                                                                        As of March 30,
                                                                        ---------------
                                     2005                2004                2003                2002                2001
                                     ----                ----                ----                ----                ----

Total assets                    $     1,443,486     $     1,472,362     $     2,546,633     $     3,058,191     $    3,537,540
                                ===============     ===============     ===============     ===============     ==============


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

As of March 30, 2005, Registrant has cash and cash equivalents, marketable equity security and investments in bonds totaling $994,729, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2005, Registrant's investments in bonds represent corporate bonds of $23,223 and U.S. government and agency bonds of $99,912, with various maturity dates ranging from 2006 to 2007. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest
earned  on  working   capital  and  limited   cash   distributions   from  Local
Partnerships.

During the year ended March 30, 2005, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds, distributions from Local Partnerships and proceeds in connection with the sale of the Blue Hill Property and utilized cash for operating expenses and advances to Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents, marketable equity security and investments in bonds increased, in the aggregate, by approximately $221,000 during the year ended March 30, 2005 (which includes a net unrealized gain on investments in bonds and marketable equity security of approximately
$76,000, the amortization of net premium on investments in bonds of approximately $3,000 and the accretion of zero coupon bonds of approximately $10,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds or marketable equity security, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2005, the investment in local partnerships decreased as a result of proceeds received in connection with the sale of the Blue Hill Property of $1,001,903, Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2004 of $527,452 and cash distributions received from Local Partnerships of $11,107 (exclusive of distributions from Local Partnerships of $7,500 classified as other income), partially offset by Registrant's gain in connection with the sale of the Blue Hill Property of $916,094 and advances made to Local Partnerships of $374,837 (see discussion below under Local Partnership Matters). Payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2005 and 2004 represents accrued management and administration fees.

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

Registrant's operations for the years ended March 30, 2005, 2004 and 2003 resulted in net losses of $73,305, $1,092,174 and $560,050, respectively. The decrease in net loss from fiscal 2004 to fiscal 2005 is primarily attributable to (i) a gain of approximately $916,000 recorded in fiscal 2005 upon the sale of the Property owned by Blue Hill (see above under Capital Resources and Liquidity, (ii) a loss recognized in fiscal 2004 of approximately $66,000 on the conversion of an investment in bonds to a marketable equity security resulting from the corporate restructuring of the bond issuer's debt and (iii) a decrease in equity in loss of investment in local partnerships of approximately $73,000, which decrease is primarily the result of a reduction in the net operating losses of certain Local Partnerships in which Registrant continued to have an investment balance, partially offset by advances being made to certain Local Partnerships during the year ended March 30, 2005 that were charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters), all partially offset by a decrease in interest revenue of approximately $38,000. The increase in net loss from fiscal 2003 to fiscal 2004 is primarily attributable to (i) an increase in equity in loss of investment in local partnerships of approximately $456,000, which increase is primarily attributable to operating losses of certain Local Partnerships in which the Partnership continued to have an investment balance and (ii) a loss of approximately $66,000 on the conversion of an investment in bonds to a marketable equity security resulting from the corporate restructuring of the bond issuer's debt.

The Local Partnerships' loss from operations of approximately $5,001,000 for the year ended December 31, 2004 includes depreciation and amortization expense of approximately $3,868,000 and interest on non-mandatory debt of approximately $1,186,000, and does not include principal payments on permanent mortgages of approximately $769,000. The Local Partnerships' loss from operations of approximately $4,282,000 for the year ended December 31, 2003 includes depreciation and amortization expense of approximately $3,996,000 and interest on non-mandatory debt of approximately $755,000, and does not include principal payments on permanent mortgages of approximately $752,000. The Local Partnerships' loss from operations of approximately $4,197,000 for the year ended December 31, 2002 includes depreciation and amortization expense of approximately $3,956,000 and interest on non-mandatory debt of approximately $682,000, and does not include principal payments on permanent mortgages of approximately $754,000. The results of operations of the Local Partnerships for the year ended December 31, 2004 are not necessarily indicative of the results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was substantially fully exhausted by all of the
Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. As of December 31, 2004, the Compliance Period of all of the Local Partnerships has expired. It is the General Partner's intention to sell or assign Registrant's interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Twelve Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001 and one did so in 2005, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

4611 South Drexel Limited Partnership ("South Drexel") incurred an operating deficit of approximately $160,000 for the year ended December 31, 2004 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of March 30, 2005, Registrant has advanced $671,423, of which $132,008 was advanced during the year then ended. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. The Compliance Period in connection with South Drexel expired on December 31, 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners are currently negotiating with MHFA to transfer the ownership of the Property to the unaffiliated management agent, which will redevelop and recapitalize the Property. Registrant does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2004, Cobbet has accumulated over $3,000,000 of arrearages and other charges. Registrant had provided collateral for a standby letter of credit in the amount of $242,829 issued in connection with Cobbet under the terms of the financing documents whereby the lender had required security for future operating deficits, if any, of Cobbet. The letter of credit was secured by investments in bonds of Registrant of approximately $244,000. The lender drew on the letter of credit in full in June 2004. The $242,829 has been recorded as investment in local partnerships and has been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. The Compliance Period in connection with Cobbet expired on December 31, 2003.

The terms of the partnership agreement of Hilltop North Associates, L.P. ("Hilltop") require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Hilltop incurred an operating deficit of approximately $265,000 for the year ended December 31, 2004, which includes property management fees of approximately $57,000. The Local General Partner reports that the mortgage and replacement reserve deposits are ten months in arrears as of June 2005 (approximately $329,000) and that the Property has been virtually 100% vacant since April 2005. Registrant's investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period in connection with Hilltop expired on December 31, 2002.

Dunbar Limited Partnership ("Dunbar") and Dunbar Limited Partnership No. 2 ("Dunbar 2") (collectively the "Dunbars"), which Local Partnerships have common general partner interests and each of which restructured their respective mortgage and housing assistance contracts under the mark to market program in 2001, incurred operating deficits for the year ended December 31, 2004 of approximately $135,000 and approximately $89,000, respectively. The Local General Partner reports that during the process of the Dunbars' debt and subsidy restructuring, certain operating expenses were not considered in the underwriting budgets of the Properties when the Mandatory Debt Service and rents were restructured and represents that payments on the mortgages and real estate taxes are current. Registrant's investment balances in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively. The Compliance Period in connection with the Dunbars expired on December 31, 2003.

The terms of the partnership agreement of Federal Apartments Limited Partnership ("Federal") require the Local General Partner to cause the property management agent to defer property management fees in order to avoid a default under the mortgage. Federal reported an operating deficit of approximately $145,000 for the year ended December 31, 2004, which includes property management fees of approximately $80,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. In February 2005, Federal underwent a mark-to-market restructuring under applicable HUD guidelines resulting in an annual decrease in mandatory debt service of approximately $290,000. The Local General Partner has made cumulative operating advances to Federal in excess of $2,000,000,as of December 31, 2004. Registrant's investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997. The Compliance Period in connection with Federal expired on December 31, 2003.

Blue Hill sold its underlying Property on August 31, 2004, in connection with which Blue Hill recognized a gain of $2,123,056 and Registrant received proceeds of $1,001,903. In connection with the sale, Registrant recorded a gain of $916,094 for the year ended March 30, 2005. In the event that additional proceeds are distributed to Registrant in connection with the final settlement of the sale of Blue Hill, additional gain will be recorded at such time. The Compliance Period in connection with Blue Hill expired on December 31, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Contractual Obligations

As of March 30, 2005, Registrant has the following contractual obligations (payments due by period):


                                 Total       < 1 year      1 - 3 years   3 - 5 years   > 5 years
                                 -----       --------      -----------   -----------   ---------
Other Liabilities:
Payable to General Partner
 and Affiliates (1)            $ 79,010      $ 79,010      $     --      $     --      $    --
                               ========      ========      ========      ========      =======


(1)   Such amounts are current liabilities.

Off - Balance Sheet Arrangements

None

Recent Accounting Pronouncements

As of March 31, 2004 Registrant adopted Financial Accounting Standards Board Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when an entity should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is considered a legal structure used to conduct activities or hold assets, which must be consolidated by an entity if it is the primary beneficiary because it absorbs the majority of the VIE's expected losses, the majority of the expected residual returns, or both.

Based on the guidance of FIN 46R, the Local Partnerships in which Registrant invested meet the definition of a VIE. However, Registrant does not consolidate the accounts and activities of the Local Partnerships under FIN 46R because
Registrant is not considered the primary beneficiary. Registrant currently records the amount of its investment in local partnerships as an asset in the balance sheets, recognizes its share of income or loss from such investments in the statements of operations, discloses how it accounts for such investments in the financial statements and presents the Local Partnerships' combined balance sheets and statements of operations in the notes to the financial statements.

Registrant's balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its limited partners' maximum exposure to loss. Such exposure to loss is mitigated by the condition and financial performance of the underlying Properties, the financial capacity and managerial expertise of the Local General Partners and their guarantees against Low-income Tax Credit recapture and the expiration of the Ten Year Credit Periods and Compliance Periods of the Properties.

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

      o If the book value of Registrant's investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to Registrant and the estimated residual value of the investment.

      o Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered VIEs under FIN 46R, because Registrant is not considered the primary beneficiary.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. government and agency securities. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date and the associated bond rating. Since Registrant's investments in bonds have various maturity dates through 2007, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8. Financial Statements and Supplementary Data

                                Table of Contents
                                                                          Page

Report of Independent Registered Public Accounting Firm.....................15

Balance Sheets..............................................................16

Statements of Operations....................................................17

Statements of Changes in Partners' Equity (Deficit).........................18

Statements of Cash Flows....................................................19

Notes to Financial Statements...............................................21


No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
American Tax Credit Properties L.P.


      We have audited the accompanying balance sheets of American Tax Credit Properties L.P. as of March 30, 2005 and 2004, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the year ended March 30, 2005, we did not audit the financial statements of certain investee partnerships which investments represent $0 of total assets and $242,829 of total losses as of and for the year ended March 30, 2005. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the rports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2005 and 2004, and the results of its operations, changes in partners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.

Bethesda, Maryland
July 15, 2005

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2005 AND 2004

                                                  Notes         2005          2004
                                                  -----         ----          ----
ASSETS
Cash and cash equivalents                          3,9     $   724,308    $    76,527
Marketable equity security                         4,9         147,286         45,876
Prepaid expenses                                                                3,960
Investments in bonds                             4,5,8,9       123,135        651,218
Investment in local partnerships                   5,8         444,113        693,644
Interest receivable                                 9              684          5,097
                                                           -----------    -----------

                                                           $ 1,443,486    $ 1,472,362
                                                           ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses                      $    60,263    $    92,142
Payable to general partner and affiliates          6,8          79,010         78,969
                                                           -----------    -----------

                                                               139,273        171,111
                                                           -----------    -----------

Commitments and contingencies                      5,8

Partners' equity (deficit)                         2,4

   General partner                                            (353,860)      (353,127)
   Limited partners (41,286 units of
     limited partnership interest
     outstanding)                                            1,537,871      1,610,443
   Accumulated other comprehensive income, net                 120,202         43,935
                                                           -----------    -----------

                                                             1,304,213      1,301,251
                                                           -----------    -----------

                                                           $ 1,443,486    $ 1,472,362
                                                           ===========    ===========

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2005, 2004 AND 2003



                                                                Notes      2005           2004           2003
                                                                -----      ----           ----           ----
REVENUE
Interest                                                               $    29,592    $    67,103    $    77,249

Other income from local partnerships                                         7,500         22,500         23,750
                                                                       -----------    -----------    -----------

TOTAL REVENUE                                                               37,092         89,603        100,999
                                                                       -----------    -----------    -----------

EXPENSES

Administration fees - affiliate                                   6,8      183,723        183,723        183,723
Management fee - affiliate                                        6,8      175,466        175,466        175,466
Professional fees                                                           73,775         85,742         57,472
State of New Jersey filing fees                                             26,741         47,142         75,000
Printing, postage and other                                                 39,334         23,404         25,595
                                                                       -----------    -----------    -----------

TOTAL EXPENSES                                                             499,039        515,477        517,256
                                                                       -----------    -----------    -----------

                                                                          (461,947)      (425,874)      (416,257)

Loss on conversion of bond to marketable equity
   security                                                                                              (66,150)

Equity in loss of investment in local partnerships                 5      (527,452)      (600,150)      (143,793)
                                                                       -----------    -----------    -----------

Loss prior to gain on sale of local partnership
   property                                                               (989,399)    (1,092,174)      (560,050)

Gain on sale of local partnership property                                 916,094
                                                                       -----------    -----------    -----------
NET LOSS                                                                   (73,305)    (1,092,174)      (560,050)

Other comprehensive income (loss), net                             4        76,267         53,059        (21,224)
                                                                       -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS)                                            $     2,962    $(1,039,115)   $  (581,274)
   =======                                                             ===========    ===========    ===========

NET LOSS ATTRIBUTABLE TO                                           2

     General partner                                                   $      (733)   $   (10,922)   $    (5,601)
     Limited partners                                                      (72,572)    (1,081,252)      (554,449)
                                                                       -----------    -----------    -----------

                                                                       $   (73,305)   $(1,092,174)   $  (560,050)
   =======                                                             ===========    ===========    ===========

NET LOSS per unit of limited partnership interest
   (41,286 units of limited partnership interest)                      $     (1.76)   $    (26.19)   $    (13.43)
                                                                       ===========    ===========    ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2005, 2004 AND 2003

                                                                          Accumulated
                                                                             Other
                                                                          Comprehensive
                                               General       Limited         Income
                                               Partner       Partners      (Loss), Net       Total
                                               -------       --------      -----------       -----
Partners' equity (deficit), March 30, 2002   $  (336,604)   $ 3,246,144    $    12,100    $ 2,921,640

Net loss                                          (5,601)      (554,449)             ~       (560,050)

Other comprehensive loss, net                          ~              ~        (21,224)       (21,224)
                                             -----------    -----------    -----------    -----------

Partners' equity (deficit), March 30, 2003      (342,205)     2,691,695         (9,124)     2,340,366

Net loss                                         (10,922)    (1,081,252)    (1,092,174)

Other comprehensive income, net                        ~              ~         53,059         53,059
                                             -----------    -----------    -----------    -----------

Partners' equity (deficit), March 30, 2004      (353,127)     1,610,443         43,935      1,301,251

Net loss                                            (733)       (72,572)       (73,305)

Other comprehensive income, net                        ~              ~         76,267         76,267
                                             -----------    -----------    -----------    -----------

Partners' equity (deficit), March 30, 2005   $  (353,860)   $ 1,537,871    $   120,202    $ 1,304,213
                                             ===========    ===========    ===========    ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2005, 2004 AND 2003


                                                                           2005           2004           2003
                                                                           ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                      $    16,695    $    67,248    $   100,398
Cash paid for
     administration fees                                                  (183,682)      (183,764)      (183,718)
     management fee                                                       (175,466)      (175,460)      (175,466)
     professional fees                                                     (75,369)       (77,149)       (57,472)
     State of New Jersey filing fee                                        (60,986)       (91,857)
     printing, postage and other expenses                                  (39,334)       (22,403)       (30,884)
                                                                       -----------    -----------    -----------

Net cash used in operating activities                                     (518,142)      (483,385)      (347,142)
                                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                  18,607         25,000        153,853
Proceeds in connection with sale of local partnership property           1,001,903
Advances to local partnerships                                            (374,837)      (114,149)       (57,356)
Investments in bonds (includes accrued interest of $0, $0 and $198)       (486,983)      (249,573)
Maturities/redemptions and sales of bonds                                  520,250      1,023,585        389,000
                                                                       -----------    -----------    -----------

Net cash provided by investing activities                                1,165,923        447,453        235,924
                                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                       647,781        (35,932)      (111,218)

Cash and cash equivalents at beginning of year                              76,527        112,459        223,677
                                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   724,308    $    76,527    $   112,459
                                                                       ===========    ===========    ===========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds and marketable equity
     security, net                                                     $    76,267    $    53,059    $   (21,224)
                                                                       ===========    ===========    ===========


================================================================================
See reconciliation of net loss to net cash used in operating activities on page 19.

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2005, 2004 AND 2003

                                                                          2005            2004           2003
                                                                          ----            ----           ----
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss                                                               $   (73,305)   $(1,092,174)   $  (560,050)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                      527,452        600,150        143,793
   Gain on sale of local partnership property                             (916,094)
   Gain on redemptions and sales of bonds                                   (9,984)       (11,707)
   Increase in prepaid expenses                                             (3,960)
   Loss on conversion of bond to marketable equity security                 66,150
   Distributions from local partnerships classified as other
     income                                                                 (7,500)       (22,500)       (23,750)
   Amortization of net premium on investments in bonds                       2,722          4,788         23,943
   Accretion of zero coupon bonds                                          (10,048)       (17,545)       (16,279)
   Decrease in interest receivable                                           4,413         24,609         15,485
   Increase (decrease) in accounts payable and accrued expenses            (31,879)       (35,121)        69,711
   Increase (decrease) in payable to general partner and affiliates             41            (35)             5
                                                                       -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                  $  (518,142)   $  (483,385)   $  (347,142)
                                                                       ===========    ===========    ===========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2005, 2004 AND 2003


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

The Partnership regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to the Partnership and the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities (see discussion below under Recent Accounting Pronouncements), because the Partnership is not considered the primary beneficiary.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

Investments in Bonds and Marketable Equity Security

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

Premiums and discounts on investments in bonds are amortized (accreted) using the effective yield method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemptions or sales of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

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

Recent Accounting Pronouncements

As of March 31, 2004 the Partnership adopted Financial Accounting Standards Board Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when an entity should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is considered a legal structure used to conduct activities or hold assets, which must be consolidated by an entity if it is the primary beneficiary because it absorbs the majority of the VIE's expected losses, the majority of the expected residual returns, or both.

Based on the guidance of FIN 46R, the Local Partnerships in which the Partnership invested meet the definition of a VIE. However, the Partnership does not consolidate the accounts and activities of the Local Partnerships under FIN 46R because the Partnership is not considered the primary beneficiary. The Partnership currently records the amount of its investment in local partnerships as an asset in the balance sheets, recognizes its share of income or loss from such investments in the statements of operations, discloses how it accounts for such investments in the financial statements and presents the Local Partnerships' combined balance sheets and statements of operations in the notes to the financial statements.

The Partnership's balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its limited partners' maximum exposure to loss. Such exposure to loss is mitigated by the condition and financial performance of the underlying Properties, the financial capacity and managerial expertise of the Local General Partners and their guarantees against Low-income Tax Credit recapture and the expiration of the ten year credit periods and compliance periods of the Properties (see Note 5).

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


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


3. Cash and Cash Equivalents

As of March 30, 2005, the Partnership has $724,308 in cash and cash equivalents that are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.


4.Investments in Bonds and Marketable Equity Security

As of March 30, 2005, certain information concerning investments in bonds and marketable equity security is as follows:

                                                  Gross       Gross
                                     Amortized  unrealized  unrealized   Estimated
Description and maturity               cost       gains       losses     fair value
------------------------               ----       -----       ------     ----------
Corporate debt securities
   Within one year                   $  1,017    $     26    $     --     $  1,043
  After one year through
   five years                          21,482         698          --       22,180
                                     --------    --------    --------     --------

                                       22,499         724          --       23,223
                                     --------    --------    --------     --------

U.S. government and agency
   securities
  After one year through five years    97,870       2,042          --       99,912
                                     --------    --------    --------     --------

                                     $120,369    $  2,766    $     --     $123,135
                                     ========    ========    ========     ========

Marketable equity security           $ 29,850    $117,436    $     --     $147,286
                                     ========    ========    ========     ========


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


4. Investments in Bonds and Marketable Equity Security (continued)

As of March 30, 2004, certain information concerning investments in bonds and marketable equity security is as follows:


                                                          Gross          Gross
                                          Amortized    unrealized      unrealized     Estimated
Description and maturity                    cost          gains          losses       fair value
------------------------                    ----          -----          ------       ----------
Corporate debt securities
  Within one year                         $  89,002     $   2,819      $      --      $  91,821
  After one year through five years          25,546         2,742            (47)        28,241
                                          ---------     ---------      ---------      ---------

                                            114,548         5,561            (47)       120,062
                                          ---------     ---------      ---------      ---------

U.S. Treasury debt securities
  Within one year                           244,251            --           (378)       243,873
                                          ---------     ---------      ---------      ---------

U.S. government and agency securities
  After one year through five years         264,510        22,773             --        287,283
                                          ---------     ---------      ---------      ---------

                                          $ 623,309     $  28,334      $    (425)     $ 651,218
                                          =========     =========      =========      =========

Marketable equity security                $  29,850     $  16,026      $      --      $  45,876
                                          =========     =========      =========      =========

5. Investment in Local Partnerships

As of March 30, 2005, the Partnership owns a limited partnership interest in the following Local Partnerships:

1.    4611 South Drexel Limited Partnership ("South Drexel")*;
2.    Blue Hill Associates Limited Partnership ("Blue Hill");
3.    Cityside Apartments, L.P.*;
4.    Cobbet Hill Associates Limited Partnership ("Cobbet")*;
5.    Dunbar Limited Partnership;
6.    Dunbar Limited Partnership No. 2;
7.    Federal Apartments Limited Partnership;
8.    Golden Gates Associates;
9.    Grove Park Housing, A California Limited Partnership;
10.   Gulf Shores Apartments Ltd.;
11.   Hilltop North Associates, A Virginia Limited Partnership ("Hilltop");
12.   Madison-Bellefield Associates;
13.   Pine Hill Estates Limited Partnership;
14.   Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita");
15.   Vista del Mar Limited Dividend Partnership L.P.; and
16.   Winnsboro Homes Limited Partnership.

      *An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $35,630,751, which includes advances to certain Local Partnerships. As of December 31, 2004, the Local Partnerships have outstanding mortgage loans payable totaling approximately $64,966,000 and accrued interest payable on such loans totaling approximately $8,482,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $4,385,221, $3,583,130 and $3,956,247 for the years ended December 31, 2004,
2003 and 2002, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

The combined balance sheets of the Local Partnerships as of December 31, 2004 and 2003 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2004, 2003 and 2002 are reflected on pages 26 and 27, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


5. Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2004 and 2003 are as follows:

                                                                     2004             2003
                                                                     ----             ----
ASSETS
Cash and cash equivalents                                       $  1,657,083    $  1,070,668
Rents receivable                                                     225,796         239,201
Escrow deposits and reserves                                       2,765,158       3,044,006
Land                                                               3,738,736       3,850,061
Buildings and improvements (net of
  accumulated depreciation of $54,404,223 and $56,056,615)        43,943,944      53,115,262
Intangible assets (net of accumulated amortization
of $727,211 and $897,456)                                          1,249,973       1,553,094
Other assets                                                       1,136,876         876,877
                                                                ------------    ------------

                                                                $ 54,717,566    $ 63,749,169
                                                                ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                         $  1,334,249    $  1,393,893
  Due to related parties                                           6,180,381       6,236,425
  Mortgage loans                                                  64,965,862      72,005,181
  Notes payable                                                      929,066         927,021
  Accrued interest                                                 8,482,445       6,781,074
  Other liabilities                                                  370,402         562,453
                                                                ------------    ------------

                                                                  82,262,405      87,906,047
                                                                ------------    ------------
Partners' equity (deficit)

  American Tax Credit Properties L.P.
     Capital contributions, net of distributions                  33,548,880      34,059,163
     Cumulative loss                                             (30,876,605)    (32,450,979)
                                                                ------------    ------------

                                                                   2,672,275       1,608,184
                                                                ------------    ------------
  General partners and other limited partners
     Capital contributions, net of distributions                     599,712         599,824
     Cumulative loss                                             (30,816,826)    (26,364,886)
                                                                ------------    ------------

                                                                 (30,217,114)    (25,765,062)
                                                                ------------    ------------

                                                                 (27,544,839)    (24,156,878)
                                                                ------------    ------------

                                                                $ 54,717,566    $ 63,749,169
                                                                ============    ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


5. Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2004, 2003 and 2002 are as follows:


                                                     2004            2003            2002
                                                     ----            ----            ----
REVENUE
Rental                                           $ 14,353,563    $ 15,327,981    $ 15,085,171
Interest and other                                    398,937         705,336         320,900
                                                 ------------    ------------    ------------

TOTAL REVENUE                                      14,752,500      16,033,317      15,406,071
                                                 ------------    ------------    ------------

EXPENSES

Administrative                                      2,914,943       3,133,755       3,162,105
Utilities                                           1,521,566       1,636,803       1,504,982
Operating and maintenance                           3,939,366       4,384,324       3,808,826
Taxes and insurance                                 1,554,534       1,368,401       1,469,905
Financial                                           5,954,816       5,796,716       5,701,385
Depreciation and amortization                       3,867,897       3,995,651       3,956,029
                                                 ------------    ------------    ------------

TOTAL EXPENSES                                     19,753,122      20,315,650      19,603,232
                                                 ------------    ------------    ------------
Loss from operations before gain on sale of
   property                                        (5,000,622)     (4,282,333)     (4,197,161)

Gain on sale of property                            2,123,056
                                                 ------------    ------------    ------------

NET EARNINGS (LOSS)                              $ (2,877,566)   $ (4,282,333)   $ (4,197,161)
                                                 ============    ============    ============


NET EARNINGS (LOSS) ATTRIBUTABLE TO

   American Tax Credit Properties L.P.*          $  1,574,374    $   (600,150)   $   (143,793)
   General partners and other limited
     partners, which includes Partnership loss
     in excess of investment of $4,385,221,
     $3,583,130 and $3,956,247                     (4,451,940)     (3,682,183)     (4,053,368)
                                                 ------------    ------------    ------------

                                                 $ (2,877,566)   $ (4,282,333)   $ (4,197,161)
                                                 ============    ============    ============

*2004 amount includes an allocation on the gain on sale of property of $2,101,825. The net loss allocation from operations for the year ended December 31, 2004 is $(527,452).

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2005 is as follows:

                                                               Investments           Partnership's
                                    Investment in Local      during the year       equity in income     Gain on sale of local
                                    Partnership balance          ended             (loss) for the       partnership property
                                      as of March 30,          March 30,               year ended       during the year ended
Name of Local Partnership                  2004                   2005             December 31, 2004       March 30, 2005
-------------------------                  ----                   ----             -----------------       --------------
4611 South Drexel Limited
  Partnership                         $            --        $       132,008        $      (132,008)(2)    $            --
Blue Hill Housing Limited
  Partnership                                 323,753                     --               (237,944)               916,094
Cityside Apartments, L.P.                          --                     --                     -- (1)                 --
Cobbet Hill Associates Limited
  Partnership                                      --                242,829               (242,829)(2)                 --
Dunbar Limited Partnership                         --                     --                     -- (1)                 --
Dunbar Limited Partnership No. 2                   --                     --                     -- (1)                 --
Federal Apartments Limited
  Partnership                                      --                     --                     -- (1)                 --
Golden Gates Associates                            --                     --                     -- (1)                 --
Grove Park Housing, A California
  Limited Partnership                              --                     --                     -- (1)                 --
Gulf Shores Apartments Ltd.                        --                     --                     -- (1)                 --
Hilltop North Associates, A
  Virginia Limited Partnership                     --                     --                     -- (1)                 --
Madison-Bellefield Associates                 369,891                     --                 85,329                     --
Pine Hill Estates Limited
  Partnership                                      --                     --                     -- (1)                 --
Santa Juanita Limited Dividend
  Partnership L.P.                                 --                     --                     -- (1)                 --
Vista del Mar Limited Dividend
  Partnership L.P.                                 --                     --                     -- (1)                 --
Winnsboro Homes Limited Partnership
                                                   --                     --                     -- (1)                 --
                                      ---------------        ---------------        ---------------        ---------------

                                      $       693,644        $       374,837        $      (527,452)       $       916,094
                                      ===============        ===============        ===============        ===============

(TABLE CONTINUED)

                                           Cash
                                       distributions         Investment in
                                         received           Local Partnership
                                        during the           balance as of
                                        year ended             March 30,
Name of Local Partnership            March 30, 2005 (3)           2005
-------------------------            ------------------           ----
4611 South Drexel Limited
  Partnership                         $            --        $            --
Blue Hill Housing Limited
  Partnership                              (1,001,903)                    --
Cityside Apartments, L.P.                          --                     --
Cobbet Hill Associates Limited
  Partnership                                      --                     --
Dunbar Limited Partnership                         --                     --
Dunbar Limited Partnership No. 2                   --                     --
Federal Apartments Limited
  Partnership                                      --                     --
Golden Gates Associates                            --                     --
Grove Park Housing, A California
  Limited Partnership                              --                     --
Gulf Shores Apartments Ltd.                        --                     --
Hilltop North Associates, A
  Virginia Limited Partnership                     --                     --
Madison-Bellefield Associates                 (11,107)               444,113
Pine Hill Estates Limited
  Partnership                                      --                     --
Santa Juanita Limited Dividend
  Partnership L.P.                                 --                     --
Vista del Mar Limited Dividend
  Partnership L.P.                                 --                     --
Winnsboro Homes Limited Partnership
                                                   --                     --
                                      ---------------        ---------------

                                      $    (1,013,010)       $       444,113
                                      ===============        ===============

(1) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3) The total excludes $7,500 of distributions received classified as other income from local partnerships.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2004 is as follows:

                                                                                                  Cash
                                                                                              distributions
                                                              Partnership's       Cash         classified
                             Investment       Investments      equity in      distributions     as other     Investment in
                              in Local        during the        loss for        received         income          Local
                             Partnership         year           the year       during the      during the     Partnership
                             balance as          ended           ended         year ended      year ended    balance as of
                             of March 30,      March 30,        December        March 30,       March 30,      March 30,
Name of Local Partnership       2003             2004           31, 2003          2004            2004           2004
-------------------------       ----             ----           --------          ----            ----           ----
4611 South Drexel Limited
 Partnership                 $        --      $   114,149      $  (114,149 (2) $       --      $        --     $       --
Blue Hill Housing Limited
 Partnership                     795,669               --         (471,916)             --              --        323,753
Cityside Apartments, L.P.             --               --               -- (1)          --              --             --
Cobbet Hill Associates
 Limited Partnership                  --               --               -- (1)          --              --             --
Dunbar Limited Partnership            --               --               -- (1)          --              --             --
Dunbar Limited Partnership
 No. 2                                --               --               -- (1)          --              --             --
Federal Apartments Limited
 Partnership                          --               --               -- (1)      (2,500)          2,500             --
Golden Gates Associates               --               --               -- (1)      (5,000)          5,000             --
Grove Park Housing, A
 California Limited                                                     -- (1)
 Partnership                          --               --                               --              --             --
Gulf Shores Apartments Ltd.           --               --               -- (1)          --              --             --
Hilltop North Associates,
 A Virginia Limited
 Partnership                          --               --               -- (1)      (2,500)          2,500             --
Madison-Bellefield
 Associates                      386,476               --          (14,085)         (2,500)             --        369,891
Pine Hill Estates Limited
 Partnership                          --               --               -- (1)     (10,000)         10,000             --
Santa Juanita Limited
 Dividend Partnership L.P.            --               --               -- (1)          --              --             --
Vista del Mar Limited
 Dividend Partnership L.P.            --               --               -- (1)          --              --             --
Winnsboro Homes Limited
 Partnership                          --               --               -- (1)      (2,500)          2,500             --
                             -----------      -----------      -----------     -----------     -----------    -----------

                             $ 1,182,145      $   114,149      $  (600,150)    $   (25,000)    $    22,500    $   693,644
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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


5. Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2004 is as follows:

                                                               Mortgage                        Buildings and     Accumulated
Name of Local Partnership                                    loans payable        Land         improvements      depreciation
-------------------------                                    -------------        ----         ------------      ------------
4611 South Drexel Limited Partnership                        $  1,252,225     $     64,408     $  1,869,153      $   (963,676)
Blue Hill Housing Limited Partnership                                  --               --               --                --
Cityside Apartments, L.P.                                       7,119,462          131,591       13,786,099        (7,693,241)
Cobbet Hill Associates Limited Partnership                     13,478,452          504,683       16,860,144        (9,638,938)
Dunbar Limited Partnership                                      4,918,382          117,126        6,703,482        (3,450,709)
Dunbar Limited Partnership No. 2                                5,248,223          131,920        7,192,670        (3,892,211)
Federal Apartments Limited Partnership                          4,639,955          279,750        8,609,269        (4,989,788)
Golden Gates Associates                                         4,457,721           29,585        5,821,145        (3,455,306)
Grove Park Housing, A California Limited Partnership            6,616,415          956,952        7,676,667        (4,219,168)
Gulf Shores Apartments Ltd.                                     1,461,222          172,800        1,784,516        (1,043,424)
Hilltop North Associates, A Virginia Limited Partnership        3,051,805          240,514        5,139,385        (2,309,081)
Madison-Bellefield Associates                                   2,849,038          245,000        6,048,244        (3,407,011)
Pine Hill Estates Limited Partnership                           2,273,376           40,000        3,921,634        (2,232,502)
Santa Juanita Limited Dividend Partnership L.P.                 1,399,015          228,718        2,457,402        (1,298,650)
Vista del Mar Limited Dividend Partnership L.P.                 4,982,614          565,689        8,650,683        (4,797,697)
Winnsboro Homes Limited Partnership                             1,217,957           30,000        1,827,674        (1,012,821)
                                                             ------------     ------------     ------------      ------------
                                                             $ 64,965,862     $  3,738,736     $ 98,348,167      $(54,404,223)
                                                             ============     ============     ============      ============

Property information for each Local Partnership as of December 31, 2003 is as follows:

                                                                Mortgage                         Buildings and      Accumulated
Name of Local Partnership                                    loans payable         Land          improvements       depreciation
-------------------------                                    -------------         ----          ------------       ------------
4611 South Drexel Limited Partnership                        $   1,272,368     $      64,408     $   1,869,153      $    (894,651)
Blue Hill Housing Limited Partnership                            6,304,320           111,325        11,003,947         (5,013,000)
Cityside Apartments, L.P.                                        7,250,136           131,591        13,786,099         (7,191,317)
Cobbet Hill Associates Limited Partnership                      13,564,791           504,683        16,642,708         (9,015,284)
Dunbar Limited Partnership                                       4,922,400           117,126         6,686,533         (3,194,934)
Dunbar Limited Partnership No. 2                                 5,251,411           131,920         7,148,577         (3,620,174)
Federal Apartments Limited Partnership                           4,755,389           279,750         8,601,095         (4,666,886)
Golden Gates Associates                                          4,494,277            29,585         5,821,145         (3,248,797)
Grove Park Housing, A California Limited Partnership             6,670,694           956,952         7,676,667         (3,940,048)
Gulf Shores Apartments Ltd.                                      1,466,550           172,800         1,779,927           (978,902)
Hilltop North Associates, A Virginia Limited Partnership         3,086,203           240,514         5,070,295         (2,154,195)

Madison-Bellefield Associates                                    2,981,693           245,000         6,025,694         (3,190,363)
Pine Hill Estates Limited Partnership                            2,296,976            40,000         3,921,634         (2,086,827)
Santa Juanita Limited Dividend Partnership L.P.                  1,414,998           228,718         2,441,275         (1,209,705)
Vista del Mar Limited Dividend Partnership L.P.                  5,039,016           565,689         8,869,454         (4,705,850)
Winnsboro Homes Limited Partnership                              1,233,959            30,000         1,827,674           (945,682)
                                                             -------------     -------------     -------------      -------------
                                                             $  72,005,181     $   3,850,061     $ 109,171,877      $ (56,056,615)
                                                             =============     =============     =============      =============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


5. Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2004 is as follows:
                                             Net change
                                             during the
                        Balance as of        year ended        Balance as of
                      December 31, 2003   December 31, 2004   December 31, 2004
                      -----------------   -----------------   -----------------

Land                    $   3,850,061      $    (111,325)     $   3,738,736
Buildings and
  improvements            109,171,877        (10,823,710)        98,348,167
                        -------------      -------------      -------------
                          113,021,938        (10,935,035)       102,086,903
Accumulated
  depreciation            (56,056,615)         1,652,392        (54,404,223)
                        -------------      -------------      -------------

                        $  56,965,323      $  (9,282,643)     $  47,682,680
                        =============      =============      =============

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners are currently negotiating with MHFA to transfer the ownership of the Property to the unaffiliated management agent, which will redevelop and recapitalize the Property. The Partnership does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2004, Cobbet has accumulated over $3,000,000 of arrearages and other charges. The Partnership had provided collateral for a standby letter of credit in the amount of $242,829 issued in connection with Cobbet under the terms of the financing documents whereby the lender had required security for future operating deficits, if any, of Cobbet. The letter of credit was secured by investments in bonds of the Partnership of approximately $244,000. The lender drew on the letter of credit in full in June 2004. The $242,829 has been recorded as investment in local partnerships and has been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. The Partnership's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

The Local General Partner of Hilltop reports that the mortgage and replacement reserve deposits are ten months in arrears as of June 2005 (approximately $329,000) and that the Property has been virtually 100% vacant since April 2005. Registrant's investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Partnership advanced $132,008 and $114,149 during the years ended March 30, 2005 and 2004, respectively, to South Drexel to fund operating deficits, which includes making necessary capital improvements to the property. The Partnership's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by the Partnership have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements.

Blue Hill sold its underlying Property on August 31, 2004, in connection with which Blue Hill recognized a gain of $2,123,056 and the Partnership received proceeds of $1,001,903. In connection with the sale, the Partnership recorded a gain of $916,094 for the year ended March 30, 2005. In the event that additional proceeds are distributed to the Partnership in connection with the final settlement of the sale of Blue Hill, additional gain will be recorded at such time. As a result of the sale transaction, the Partnership's investment balance in Blue Hill is zero as of March 30, 2005.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


6. Transactions with General Partner and Affiliates

For the years ended March 30, 2005, 2004 and 2003, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                             2005                      2004                      2003
                                             ----                      ----                      ----
                                       Paid       Incurred       Paid       Incurred       Paid       Incurred
                                       ----       --------       ----       --------       ----       --------
Management fee (see Note 8)          $175,466     $175,466     $175,460     $175,466     $175,466     $175,466

Administration fees (see Note 8)      183,682      183,723      183,764      183,723      183,718      183,723



For the years ended December 31, 2004, 2003 and 2002, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

                                              2004                      2003                      2002
                                              ----                      ----                      ----
                                        Paid       Incurred       Paid       Incurred       Paid       Incurred
                                        ----       --------       ----       --------       ----       --------
Property management fees             $ 85,635     $ 86,928     $ 84,947     $ 87,173     $ 67,434     $ 60,176

Insurance premiums and other
   services                            74,943      107,682      163,996      160,726      153,507      133,596


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


7. Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2005, 2004 and 2003 to the tax return net loss for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                          2005           2004          2003
                                                          ----           ----          ----
Financial  statement  net loss for the years ended
   March 30, 2005, 2004 and 2003                      $   (73,305)   $(1,092,174)   $  (560,050)

Add (less) net transactions occurring between
   January 1, 2002 to March 30, 2002                           --             --        (49,584)
   January 1, 2003 to March 30, 2003                           --        (70,557)        70,557
   January 1, 2004 to March 30, 2004                      (91,703)        91,703             --
   January 1, 2005 to March 30, 2005                       82,707             --             --
                                                      -----------    -----------    -----------

Adjusted financial statement net loss for the years
  ended December 31, 2004, 2003 and 2002                  (82,301)    (1,071,028)      (539,077)

Differences arising from equity in loss of
  investment in local partnerships                     (3,536,900)    (2,916,158)    (3,907,596)

Gain on sale of local partnership property                637,254             --             --

Other income from local partnerships                      (18,750)       (23,750)       (35,000)

Other differences                                         (14,589)        (9,285)           366
                                                      -----------    -----------    -----------
Tax return net loss for the years ended
  December 31, 2004, 2003 and 2002                    $(3,015,286)   $(4,020,221)   $(4,481,307)
                                                      ===========    ===========    ===========


The differences between the investment in local partnerships for tax return and financial reporting purposes as of December 31, 2004 and 2003 are as follows:

                                               2004            2003
                                               ----            ----

Investment in local
  partnerships - financial reporting      $    444,113    $    693,644
Investment in local
  partnerships - tax                       (25,549,484)    (22,006,720)
                                          ------------    ------------

                                          $ 25,993,597    $ 22,700,364
                                          ============    ============

Payable to general partner and affiliates in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


8. Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") in the amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The Partnership incurred a Management Fee of $175,466 for each of the three years ended March 30, 2005. Unpaid Management Fees in the amount of $43,867 are recorded as payable to general partner and affiliates in the accompanying balance sheets as of both March 30, 2005 and 2004.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Pursuant to an agreement with the General Partner, the Partnership incurs an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee ("Additional Administration Fee") in the amount of $30,965 for administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years ended March 30, 2005. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations. Unpaid Administration Fees in the amount of $35,143 and $35,102 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2005 and 2004, respectively.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based
Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Twelve Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001 and one did so in 2005, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

9. Fair Value of Financial Instruments (continued)

Interest Receivable

The carrying amount approximates fair value due to the terms of the underlying investments.

The estimated fair value of the Partnership's financial instruments as of March 30, 2005 and 2004 are disclosed elsewhere in the financial statements.


10. Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

                                            First         Second          Third         Fourth
                                           Quarter        Quarter        Quarter        Quarter
                                           -------        -------        -------        -------
2005
----
Total revenue                             $  14,847      $  14,051      $   3,440      $   4,754

Expenses                                   (135,976)      (130,751)      (144,851)       (87,461)

Gain on sale of local
     partnership property                        --        873,052          5,593         37,449

Equity in income (loss) of investment
    in local partnerships                  (393,210)      (111,895)        40,635        (62,982)

Net income (loss)                          (514,339)       644,457        (95,183)      (108,240)

Net income (loss) per unit of
    limited partnership interest             (12.33)         15.45          (2.28)         (2.60)


                                                                                            2004

Total revenue                             $  19,565      $  22,334      $  25,009      $  22,695

Expenses                                   (128,068)      (127,065)      (145,946)      (114,398)

Loss on conversion of bond to
    marketable equity security              (66,150)            --             --             --

Equity in income (loss) of investment
    in local partnerships                  (317,563)         5,370         76,431       (364,388)

Net loss                                   (492,216)       (99,361)       (44,506)      (456,091)

Net loss per unit of
    limited partnership interest             (11.80)         (2.39)         (1.06)        (10.94)


                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


10. Quarterly Financial Information - Unaudited (continued)

                                            First         Second          Third         Fourth
                                           Quarter        Quarter        Quarter        Quarter
                                           -------        -------        -------        -------
2003
----
Total revenue                             $  23,949      $  23,821      $  25,442      $  27,787

Expenses                                   (113,368)      (108,377)      (122,167)      (173,344)

Equity in income (loss) of investment
    in local partnerships                   (36,196)        47,768         59,878       (215,243)

Net loss                                   (125,615)       (36,788)       (36,847)      (360,800)

Net loss per unit of
    limited partnership interest              (3.01)          (.88)          (.89)         (8.65)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of March 30, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of March 30, 2005, and (ii) no changes occurred during the quarter ended March 30, 2005, that materially affected, or are reasonably likely to materially affect, such internal controls.

Item 9B. Other Information

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax. The executive officers and director of Richman Tax are:

                      Served in present
Name                  capacity since (1)  Position held

Richard Paul Richman  February 10, 1988   Director
David A. Salzman      February 2, 2001    President
Neal Ludeke           February 10, 1988   Vice President and Treasurer
Gina K. Dodge         February 10, 1988   Secretary

--------------------------------------------------------------------------------
(1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 57, is the sole Director of Richman Tax. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 44, is the President of Richman Tax and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group since October 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

Neal Ludeke, age 47, is a Vice President and Treasurer of Richman Tax. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina K. Dodge, age 49, is the Secretary of Richman Tax. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Registrant is not aware of any family relationship between its director and executive officers noted herein Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers noted herein Item 10.

Mr. Richman, the sole Director of Richman Tax, Mr. Ludeke and Charles Krafnick, Assistant Treasurer of Richman Tax, represent the audit committee of the Registrant. Mr. Richman is deemed to be an audit committee financial expert and is not independent of the Registrant.

The Board of Director of Richman Tax has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any remuneration. During the year ended March 30, 2005, Richman Tax did not pay any remuneration to any of its officers or its director.


Item 12. Security Ownership of Certain Beneficial Owners and Management

An affiliate of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, is the owners of 2,820 Units, representing approximately 6.8% of all such Units. As of May 31, 2005, no person or entity, other than an affiliate of Everest Properties, Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax is wholly-owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The net tax loss generated by Registrant during the year ended December 31, 2004 allocated to the General Partner was $30,152. The net tax loss generated by the General Partner during the year ended December 31, 2004 (from the allocation of Registrant discussed above) and allocated to Richman Tax was $20,504.

Indebtedness of Management

No officer or director of Richman Tax or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2005.

Item 14. Principal Accountant Fees and Services

The audit fees for Registrant for the years ended March 30, 2005 and 2004 were $46,263 and $44,596, respectively, while the tax fees for Registrant for each of the years ended March 30, 2005 and 2004 were $11,000. The audit committee approved all fiscal 2005 and fiscal 2004 accounting fees.

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

10.26             Second Amendment of Limited Partnership of Santa Juanita Limited      Exhibit 10.23 to Form 10-K Report
                  Dividend Partnership and Amendment No. 2 to the Amended and           dated March 30, 1994
                  Restated Agreement of Limited Partnership                             (File No. 0-17619)

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

10.30             Certificate of Amendment of Limited Partnership of Vista Del Mar      Exhibit 10.25 to Form 10-K Report
                  Limited Dividend Partnership and Amendment No. 1 to the Amended and   dated March 30, 1994
                  Restated Agreement and Certificate of Limited Partnership             (File No. 0-17619)

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

10.34             The B & V, Ltd.                                                       Exhibit 10.2 to Form 10-Q Report
                  Investment Agreement                                                  dated September 29, 1994
                                                                                        (File No. 0-17619)

10.35             The B & V Phase I, Ltd.                                               Exhibit 10.3 to Form 10-Q Report
                  Investment Agreement                                                  dated September 29, 1994
                                                                                        (File No. 0-17619)
31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

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
                                                                                        (File No. 0-17619)

                                                                                                 Incorporated by
                                          Exhibit                                                 Reference to
                                          -------                                                 ------------
99.31             December 31, 1997 financial statements of Cityside Apartments, L.P.   Exhibit 99.31 to Form 10-K Report
                  pursuant to Title 17, Code of Federal Regulations, Section 210.3-09   dated March 30, 1998
                                                                                        (File No. 0-17619)

99.32             December 31, 1997 financial statements of Blue Hill Housing Limited   Exhibit 99.32 to Form 10-K Report
                  Partnership pursuant to Title17, Code of Federal Regulations,         dated March 30, 1998
                  Section 210.3-09                                                      (File No. 0-17619)

99.33             December 31, 1998 financial statements of Blue Hill Housing Limited   Exhibit 99.33 to Form 10-K Report
                  Partnership pursuant to Title17, Code of Federal Regulations,         dated March 30, 1999
                  Section 210.3-09                                                      (File No. 0-17619)

99.34             December 31, 1999 financial statements of Blue Hill Housing Limited   Exhibit 99.34 to Form 10-K Report
                  Partnership pursuant to Title17, Code of Federal Regulations,         dated March 30, 2000
                  Section 210.3-09                                                      (File No. 0-17619)

99.35             Independent Auditors' Report of Cobbet Hill Associates Limited
                  Partnership


(b)   Exhibits

      See (a)(3) above.

(c)   Financial Statement Schedules

      See (a)(2) above. 43

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


                                 AMERICAN TAX CREDIT PROPERTIES L.P.
                                 (a Delaware limited partnership)

                                 By:  Richman Tax Credit Properties L.P.,
                                 General Partner

                                 By:  Richman Tax Credit Properties Inc.,
                                 General partner

Dated:  August 11, 2005          /s/ David Salzman
        ---------------          -----------------------
                                 David Salzman
                                 Chief Executive Officer


Dated:  August 11, 2005          /s/ Neal Ludeke
        ---------------          -----------------------
                                 Neal Ludeke
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


      Signature                         Title                          Date
      ---------                         -----                          ----
/s/ David Salzman         Chief Executive Officer of the general   August 11, 2005
-----------------------   partner of the General Partner
(David Salzman)

/s/ Neal Ludeke           Chief Financial Officer of the general   August 11, 2005
-----------------------   partner of the General Partner
(Neal Ludeke)
