Form 10-Q
period 2005-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2005-08-15
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2005

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

Yes     No _X_

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

		June 29,	March 30,
	Notes	2005	2005

ASSETS

Cash and cash equivalents		$701,214	$724,308
Marketable equity security	2	165,756	147,286
Investments in bonds	2	124,165	123,135
Investment in local partnerships	3	366,922	444,113
Prepaid expenses		10,441	3,960
Interest receivable		199	684

		$1,368,697	$1,443,486

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$75,008	$60,263
Payable to general partner and affiliates		162,192	79,010

		237,200	139,273

Commitments and contingencies	3

Partners' equity (deficit)

General partner		(355,771)	(353,860)
Limited partners (41,286 units of limited partnership interest outstanding)		1,348,716	1,537,871
Accumulated other comprehensive income, net	2	138,552	120,202

		1,131,497	1,304,213

		$1,368,697	$1,443,486

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2005 AND 2004
(UNAUDITED)

	Notes	2005	2004

REVENUE

Interest		$5,215	$12,347
Other income from local partnerships		5,000	2,500

TOTAL REVENUE		10,215	14,847

EXPENSES

Administration fee		45,931	45,931
Management fee		43,867	43,867
Professional fees		19,490	19,224
State of New Jersey filing fee		9,837	15,246
Printing, postage and other		9,682	11,708

TOTAL EXPENSES		128,807	135,976

		(118,592)	(121,129)

Equity in loss of investment in local partnerships	3	(72,474)	(393,210)

NET LOSS		(191,066)	(514,339)

Other comprehensive income, net	2	18,350	15,276

COMPREHENSIVE LOSS		$(172,716)	$(499,063)

NET LOSS ATTRIBUTABLE TO

General partner		$(1,911)	$(5,143)
Limited partners		(189,155)	(509,196)

		$(191,066)	$(514,339)

NET LOSS per unit of limited partnership interest (41,286 units of limited partnership interest)		$(4.58)	$(12.33)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2005 AND 2004
(UNAUDITED)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$4,550	$5,490
Cash paid for
administration fee	(6,616)	(8,782)
professional fees	(4,745)	(29,265)
State of New Jersey filing fee	(16,318)	(60,985)
printing, postage and other expenses	(9,682)	(11,708)

Net cash used in operating activities	(32,811)	(105,250)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships	(45,926)	(282,039)
Cash distributions from local partnerships	55,643	13,607
Proceeds from maturities/redemptions and sales of bonds		340,086

Net cash provided by investing activities	9,717	71,654

Net decrease in cash and cash equivalents	(23,094)	(33,596)

Cash and cash equivalents at beginning of period	724,308	76,527

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$701,214	$42,931

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds and marketable equity security, net	$18,350	$15,276

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
THREE MONTHS ENDED JUNE 29, 2005 AND 2004
(UNAUDITED)

	2005	2004

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(191,066)	$(514,339)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	72,474	393,210
Gain on redemptions and sales of bonds		(5,300)
Distributions from local partnerships classified as other income	(5,000)	(2,500)
Amortization of net premium on investments in bonds	63	505
Accretion of zero coupon bonds	(1,213)	(4,792)
Increase in prepaid expenses	(6,481)	(15,454)
Decrease in interest receivable	485	2,730
Increase (decrease) in accounts payable and accrued expenses	14,745	(40,326)
Increase in due to general partner and affiliates	83,182	81,016

NET CASH USED IN OPERATING ACTIVITIES	$(32,811)	$(105,250)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2005
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2005 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2005 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.	Investments in Bonds and Marketable Equity Security

As of June 29, 2005, certain information concerning investments in bonds and marketable equity security is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$18,375	$312	$—	$18,687
After one year through five years	4,065	156	—	4,221

	22,440	468	—	22,908

U.S. government and agency securities
After one year through five years	99,079	2,178	—	101,257

	$121,519	$2,646	$—	$124,165

Marketable Equity Security	$29,850	$135,906	$—	$165,756

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2005
(UNAUDITED)

3.	Investment in Local Partnerships

The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,676,677, which includes advances made to certain Local Partnerships. As of June 29, 2005, the Partnership holds an interest in sixteen Local Partnerships that have, as of March 31, 2005, outstanding mortgage loans payable totaling approximately $66,125,000 and accrued interest payable on such loans totaling approximately $8,778,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three months ended June 29, 2005, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2005	$444,113

Equity in loss of investment in local partnerships	(72,474	)*

Cash distributions received from Local Partnerships	(55,643)

Cash distributions from Local Partnerships classified as
other income	5,000

Advances to Local Partnerships	45,926

Investment in local partnerships as of June 29, 2005	$366,922

*
Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,406,457 for the three months ended March 31, 2005 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2005 and December 31, 2004 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2005 and 2004 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2005
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004

ASSETS

Cash and cash equivalents	$1,553,343	$1,657,083
Rents receivable	258,134	225,796
Escrow deposits and reserves	4,023,454	2,765,158
Land	3,738,736	3,738,736
Buildings and improvements (net of accumulated depreciation of $55,275,686 and $54,404,223)	43,180,648	43,943,944
Intangible assets (net of accumulated amortization of $731,163 and $727,211)	1,332,896	1,249,973
Other assets	1,032,429	1,136,876

	$55,119,640	$54,717,566

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,232,514	$1,334,249
Due to related parties	6,785,944	6,180,381
Mortgage loans	66,125,468	64,965,862
Notes payable	929,066	929,066
Accrued interest	8,777,621	8,482,445
Other liabilities	283,261	370,402

	84,133,874	82,262,405
Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	33,584,239	33,548,880
Cumulative loss	(30,949,079)	(30,876,605)

	2,635,160	2,672,275
General partners and other limited partners
Capital contributions, net of distributions	599,712	599,712
Cumulative loss	(32,249,106)	(30,816,826)

	(31,649,394)	(30,217,114)

	(29,014,234)	(27,544,839)

	$55,119,640	$54,717,566

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2005
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three months ended March 31, 2005 and 2004 are as follows:

	2005	2004

REVENUE

Rental	$3,105,439	$3,754,085
Interest and other	59,555	71,853

TOTAL REVENUE	3,164,994	3,825,938

EXPENSES

Administrative	854,192	673,649
Utilities	421,373	532,450
Operating and maintenance	776,215	847,492
Taxes and insurance	347,726	368,686
Financial	1,378,022	1,414,102
Depreciation and amortization	892,220	957,109

TOTAL EXPENSES	4,669,748	4,793,488

NET LOSS	$(1,504,754)	$(967,550)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties L.P.	$(72,474)	$(393,210)
General partners and other limited partners, which includes $1,406,457 and $550,301 of Partnership loss in excess of investment	(1,432,280)	(574,340)

	$(1,504,754)	$(967,550)

The combined results of operations of the Local Partnerships for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2005
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

The Partnership advanced $45,926 during the three months ended June 29, 2005 to 4611 South Drexel Limited Partnership (“South Drexel”) to fund operating deficits, which includes making necessary capital improvements to the property. Cumulative advances as of June 29, 2005 are $717,349. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

4.	Additional Information

Additional information, including the audited March 30, 2005 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2005 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2005, American Tax Credit Properties L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2005. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2005, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and advances to a Local Partnership (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents, marketable equity security and investments in bonds decreased, in the aggregate, by approximately $4,000 during the three months ended June 29, 2005 (which includes a net unrealized gain on investments in bonds and marketable equity security of approximately $18,000 and accretion of zero coupon bonds of approximately $1,000. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds and marketable equity security, if any. During the three months ended June 29, 2005, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2005 of $72,474 and cash distributions received from Local Partnerships of $50,643 (exclusive of distributions from Local Partnerships of $5,000 classified as other income), partially offset by advances made to a Local Partnership of $45,926 (see discussion below under Local Partnership Matters).

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

Registrant’s operations for the three months ended June 29, 2005 and 2004 resulted in net losses of $191,066 and $514,339, respectively. The decrease in net loss is primarily the result of a decrease in the equity in loss of investment in local partnerships of approximately $321,000, which decrease is primarily the result of a decrease in advances being made to certain Local Partnerships and being charged to equity in loss of investment in local partnerships for the first three months of fiscal 2006 as compared to fiscal 2005 (see discussion below under Local Partnership Matters) and a net decrease in the net operating losses of certain Local Partnerships in which Registrant continued to have an investment balance. Other comprehensive income for the three months ended June 29, 2005 and 2004 resulted from a net unrealized gain on investments in bonds and marketable equity security of $18,350 and $15,276, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $1,505,000 for the three months ended March 31, 2005 was attributable to rental and other revenue of approximately $3,165,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,778,000 and approximately $892,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $968,000 for the three months ended March 31, 2004 was attributable to rental and other revenue of approximately $3,826,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,837,000 and approximately $957,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by all of the Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. As of December 31, 2004, the Compliance Period of all of the Local Partnerships has expired. It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Twelve Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001 and one did so in 2005, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2005, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

4611 South Drexel Limited Partnership (“South Drexel”) reported an operating deficit of approximately $37,000 for the three months ended March 31, 2005 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of June 29, 2005, Registrant has advanced 717,349, of which $45,926 was advanced during the three months then ended. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. The Compliance Period in connection with South Drexel expired on December 31, 2004.

The terms of the partnership agreement of Hilltop North Associates, L.P. (“Hilltop”) require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Hilltop reported an operating deficit of approximately $134,000 for the three months ended March 31, 2005, which includes property management fees of approximately $5,000. The Local General Partner reports that the mortgage and replacement reserve deposits are ten months in arrears as of June 2005 (approximately $329,000) and that the Property has been virtually 100% vacant since April 2005. Registrant’s investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period in connection with Hilltop expired on December 31, 2002.

Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”) (collectively the “Dunbars”), which Local Partnerships have common general partner interests and each of which restructured their respective mortgage and housing assistance contracts under the mark to market program in 2001, reported operating deficits for the three months ended March 31, 2005 of approximately $16,000 and approximately $8,000, respectively. The Local General Partner reports that during the process of the Dunbars’ debt and subsidy restructuring, certain operating expenses were not considered in the underwriting budgets of the Properties when the Mandatory Debt Service and rents were restructured and further represents that payments on the mortgages and real estate taxes are current. Registrant’s investment balances in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively. The Compliance Period in connection with the Dunbars expired on December 31, 2003.

The terms of the partnership agreement of Pine Hill Estates Limited Partnership (“Pine Hill”) require the Local General Partner to cause the property management agent to defer property management fees in order to avoid a default under the mortgage. Pine Hill reported an operating deficit of approximately $32,000 for the three months ended March 31, 2005, which includes property management fees of approximately $11,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current and further reports that it is currently negotiating a mark-to-market restructuring of Pine Hill’s mortgage under applicable HUD guidelines with the intent of decreasing the annual mandatory debt service. Registrant’s investment balance in Pine Hill, after cumulative equity losses, became zero during the year ended March 30, 1997. The Compliance Period in connection with Pine Hill expired on December 31, 2003.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Winnsboro Homes Limited Partnership (“Winnsboro”) require the Local General Partner to cause the property management agent to defer property management fees in order to avoid a default under the mortgage. Winnsboro reported an operating deficit of approximately $37,000 for the three months ended March 31, 2005, which includes property management fees of approximately $6,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current and further reports that it is negotiating a mark-to-market restructuring of Winnsboro’s mortgage under applicable HUD guidelines with the intent of decreasing the annual mandatory debt service. Registrant’s investment balance in Winnsboro, after cumulative equity losses, became zero during the year ended March 30, 1997. The Compliance Period in connection with Winnsboro expired on December 31, 2003.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised (“FIN 46R”), “Consolidation of Variable Interest Entities,” because Registrant is not considered the primary beneficiary.

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

Item 4. Controls and Procedures

As of June 29, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of June 29, 2005. No changes occurred during the quarter ended June 29, 2005 that materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES L.P.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None; see Item 2 of Part I regarding the mortgage defaults of certain Local Partnerships.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

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

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties L.P.,
General Partner

By: Richman Tax Credit Properties Inc.,
general partner

Dated: August 15, 2005	/s/ David Salzman
By: David Salzman
Chief Executive Officer

Dated: August 15, 2005	/s/ Neal Ludeke
By: Neal Ludeke
Chief Financial Officer