Form 10-Q
period 2005-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2005-11-14
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-17619

                       American Tax Credit Properties L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                        13-3458875
----------------------------------------                  --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman Tax Credit Properties L.P.
340 Pemberwick Road
Greenwich, Connecticut                                           06831
----------------------------------------                  --------------------
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

Yes |_| No |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Table of Contents                                                           Page
-----------------                                                           ----
Balance Sheets.................................................................3

Statements of Operations.......................................................4

Statements of Cash Flows.......................................................5

Notes to Financial Statements..................................................7

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                    September 29,       March 30,
                                                          Notes          2005              2005
                                                          -----       -----------       -----------
ASSETS

Cash and cash equivalents                                             $   583,637       $   724,308
Marketable equity security                                   2            137,620           147,286
Investments in bonds                                         2            123,903           123,135
Investment in local partnerships                             3            356,562           444,113
Prepaid expenses                                                                              3,960
Interest receivable                                                           656               684
                                                                      -----------       -----------

                                                                      $ 1,202,378       $ 1,443,486
                                                                      ===========       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                              $    51,448       $    60,263
   Payable to general partner and affiliates                              245,457            79,010
                                                                      -----------       -----------

                                                                          296,905           139,273
                                                                      -----------       -----------

Commitments and contingencies                                3,4

Partners' equity (deficit)

   General partner                                                       (357,735)         (353,860)
   Limited partners (41,286 units of limited partnership
     interest outstanding)                                              1,154,216         1,537,871
   Accumulated other comprehensive income, net               2            108,992           120,202
                                                                      -----------       -----------

                                                                          905,473         1,304,213
                                                                      -----------       -----------

                                                                      $ 1,202,378       $ 1,443,486
                                                                      ===========       ===========

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF OPERATIONS
          THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2005 AND 2004
                                   (UNAUDITED)

                                                                  Three Months     Six Months     Three Months     Six Months
                                                                     Ended           Ended           Ended           Ended
                                                                  September 29,   September 29,   September 29,   September 29,
                                                          Notes       2005            2005            2004            2004
                                                          -----     ---------       ---------       ---------       ---------
REVENUE

Interest                                                            $   5,673       $  10,888       $   9,051       $  21,398
Other income from local partnerships                         3          5,000          10,000           5,000           7,500
                                                                    ---------       ---------       ---------       ---------

TOTAL REVENUE                                                          10,673          20,888          14,051          28,898
                                                                    ---------       ---------       ---------       ---------

EXPENSES

Administration fee                                                     45,931          91,862          45,931          91,862
Management fee                                                         43,867          87,734          43,867          87,734
Professional fees                                                      22,739          42,229          21,807          41,031
State of New Jersey filing fee                                         26,935          36,772          15,551          30,797
Printing, postage and other                                             2,503          12,185           3,595          15,303
                                                                    ---------       ---------       ---------       ---------

TOTAL EXPENSES                                                        141,975         270,782         130,751         266,727
                                                                    ---------       ---------       ---------       ---------

                                                                     (131,302)       (249,894)       (116,700)       (237,829)

Equity in loss of investment in local
   partnerships                                              3        (65,162)       (137,636)       (111,895)       (505,105)
                                                                    ---------       ---------       ---------       ---------

Loss prior to gain on disposal of local
   partnership interest                                              (196,464)       (387,530)       (228,595)       (742,934)

Gain on disposal of local partnership
   interest                                                  3                                        873,052         873,052
                                                                    ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                                    (196,464)       (387,530)        644,457         130,118

Other comprehensive income (loss)                            2        (29,560)        (11,210)         13,287          28,563
                                                                    ---------       ---------       ---------       ---------

COMPREHENSIVE INCOME (LOSS)                                         $(226,024)      $(398,740)      $ 657,744       $ 158,681
                                                                    =========       =========       =========       =========

NET INCOME (LOSS) ATTRIBUTABLE TO

   General partner                                                  $  (1,964)      $  (3,875)      $   6,444       $   1,301
   Limited partners                                                  (194,500)       (383,655)        638,013         128,817
                                                                    ---------       ---------       ---------       ---------
                                                                    $(196,464)      $(387,530)      $ 644,457       $ 130,118
                                                                    =========       =========       =========       =========

NET INCOME (LOSS) per unit of limited
   partnership interest (41,286 units of
   limited partnership interest)                                    $   (4.71)      $   (9.29)      $   15.45       $    3.12
                                                                    =========       =========       =========       =========


                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2005 AND 2004
                                   (UNAUDITED)

                                                                              2005              2004
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                         $     8,604       $     5,603
Cash paid for
     administration fee                                                       (13,149)          (17,604)
     professional fees                                                        (69,429)          (67,757)
     State of New Jersey filing fee                                           (16,318)          (61,290)
     printing, postage and other expenses                                     (10,294)          (15,303)
                                                                          -----------       -----------

Net cash used in operating activities                                        (100,586)         (156,351)
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships                                               (103,228)         (298,916)
Cash distributions from local partnerships                                     63,143            18,607
Proceeds from maturities/redemptions and sales of bonds                                         431,250
                                                                          -----------       -----------

Net cash provided by investing activities                                     (40,085)          150,941
                                                                          -----------       -----------

Net decrease in cash and cash equivalents                                    (140,671)           (5,410)

Cash and cash equivalents at beginning of period                              724,308            76,527
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   583,637       $    71,117
                                                                          ===========       ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Increase in distribution receivable from local partnership                                  $ 1,001,903
                                                                                            ===========

Unrealized gain (loss) on investments in bonds and marketable equity
   security, net                                                          $   (11,210)      $    28,563
                                                                          ===========       ===========

--------------------------------------------------------------------------------
See reconciliation of net income (loss) to net cash used in operating activities on page 6.

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2005 AND 2004
                                   (UNAUDITED)

                                                                                   2005            2004
                                                                              ---------       ---------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  USED IN OPERATING ACTIVITIES

Net income (loss)                                                             $(387,530)      $ 130,118

Adjustments to reconcile net income (loss) to net cash used in operating activities

   Equity in loss of investment in local partnerships                           137,636         505,105
   Gain on disposal of local partnership interest                                              (873,052)
   Gain on redemptions and sales of bonds                                                        (9,984)
   Distributions from local partnerships classified as other income             (10,000)         (7,500)
   Amortization of net premium on investments in bonds                              126           1,010
   Accretion of zero coupon bonds                                                (2,438)         (6,925)
   Decrease in prepaid expenses                                                   3,960
   Decrease in interest receivable                                                   28             104
   Decrease in accounts payable and accrued expenses                             (8,815)        (57,219)
   Increase in due to general partner and affiliates                            166,447         161,992
                                                                              ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES                                         $(100,586)      $(156,351)
                                                                              =========       =========

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2005 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2005 are not necessarily indicative of the results that may be expected for the entire year.

      Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.    Investments in Bonds and Marketable Equity Security

      As of September 29, 2005, certain information concerning investments in bonds and marketable equity security is as follows:

                                                                      Gross            Gross
                                                    Amortized       unrealized       unrealized        Estimated
      Description and maturity                        cost             gains           losses         fair value
                                                    --------         --------         --------         --------
      Corporate debt securities
         Within one year                            $ 18,317         $    145         $     --         $ 18,462
         After one year through five years             4,059              110               --            4,169
                                                    --------         --------         --------         --------
                                                      22,376              255               --           22,631
                                                    --------         --------         --------         --------

      U.S. government and agency securities
        After one year through five years            100,305              967               --          101,272
                                                    --------         --------         --------         --------

                                                    $122,681         $  1,222         $     --         $123,903
                                                    ========         ========         ========         ========

       Marketable Equity Security                   $ 29,850         $107,770         $     --         $137,620
                                                    ========         ========         ========         ========

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships

      The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,733,979, which includes advances made to certain Local Partnerships. As of September 29, 2005, the Partnership holds an interest in sixteen Local Partnerships that have, as of June 30, 2005, outstanding mortgage loans payable totaling approximately $65,975,000 and accrued interest payable on such loans totaling approximately $9,436,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

      For the six months ended September 29, 2005, the investment in local partnerships activity consists of the following:

      Investment in local partnerships as of March 30, 2005          $ 444,113

      Equity in loss of investment in local partnerships              (137,636)*

      Cash distributions received from Local Partnerships              (63,143)

      Cash distributions from Local Partnerships classified as
           other income                                                 10,000

      Advances to Local Partnerships                                   103,228
                                                                     ---------

      Investment in local partnerships as of September 29, 2005      $ 356,562
                                                                     =========

      *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $2,883,640 for the six months ended June 30, 2005 as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

      The combined unaudited balance sheets of the Local Partnerships as of June 30, 2005 and December 31, 2004 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2005 and 2004 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined balance sheets of the Local Partnerships as of June 30, 2005 and December 31, 2004 are as follows:

                                                                             June 30,        December 31,
                                                                              2005               2004
                                                                          ------------       ------------
      ASSETS

      Cash and cash equivalents                                           $  1,499,512       $  1,657,083
      Rents receivable                                                         304,278            225,796
      Escrow deposits and reserves                                           3,643,508          2,765,158
      Land                                                                   3,738,736          3,738,736
      Buildings and improvements (net of accumulated depreciation
        of $56,222,985 and $54,404,223)                                     42,280,843         43,943,944
      Intangible assets (net of accumulated amortization of $749,238
        and $727,211)                                                        1,314,821          1,249,973
      Other assets                                                             916,296          1,136,876
                                                                          ------------       ------------

                                                                          $ 53,697,994       $ 54,717,566
                                                                          ============       ============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                             $  1,098,801       $  1,334,249
        Due to related parties                                               6,597,644          6,180,381
        Mortgage loans                                                      65,974,751         64,965,862
        Notes payable                                                          893,908            929,066
        Accrued interest                                                     9,436,028          8,482,445
        Other liabilities                                                      280,192            370,402
                                                                          ------------       ------------

                                                                            84,281,324         82,262,405
                                                                          ------------       ------------
      Partners' equity (deficit)

        American Tax Credit Properties L.P.
           Capital contributions, net of distributions                      33,579,522         33,548,880
           Cumulative loss                                                 (31,014,241)       (30,876,605)
                                                                          ------------       ------------

                                                                             2,565,281          2,672,275
                                                                          ------------       ------------
        General partners and other limited partners
           Capital contributions, net of distributions                         599,200            599,712
           Cumulative loss                                                 (33,747,811)       (30,816,826)
                                                                          ------------       ------------

                                                                           (33,148,611)       (30,217,114)
                                                                          ------------       ------------

                                                                           (30,583,330)       (27,544,839)
                                                                          ------------       ------------

                                                                          $ 53,697,994       $ 54,717,566
                                                                          ============       ============

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2005 and 2004 are as follows:

                                                          Three Months        Six Months          Three Months        Six Months
                                                              Ended              Ended               Ended               Ended
                                                            June 30,            June 30,            June 30,            June 30,
                                                              2005                2005                2004                2004
                                                          -----------         -----------         -----------         -----------
      REVENUE

      Rental                                              $ 2,730,638         $ 5,836,077         $ 3,842,938         $ 7,597,023
      Interest and other                                       43,717             103,272              60,506             132,359
                                                          -----------         -----------         -----------         -----------

      TOTAL REVENUE                                         2,774,355           5,939,349           3,903,444           7,729,382
                                                          -----------         -----------         -----------         -----------

      EXPENSES

      Administrative                                          664,214           1,518,406             785,075           1,407,658
      Utilities                                               281,452             702,825             396,689             929,139
      Operating and maintenance                               713,585           1,489,800             882,394           1,729,886
      Taxes and insurance                                     362,189             709,915             365,256             785,008
      Financial                                             1,349,145           2,727,167           1,388,047           2,802,149
      Depreciation and amortization                           967,637           1,859,857             956,397           1,913,506
                                                          -----------         -----------         -----------         -----------

      TOTAL EXPENSES                                        4,338,222           9,007,970           4,773,858           9,567,346
                                                          -----------         -----------         -----------         -----------

      NET LOSS                                            $(1,563,867)        $(3,068,621)        $  (870,414)        $(1,837,964)
                                                          ===========         ===========         ===========         ===========

      NET LOSS ATTRIBUTABLE TO

        American Tax Credit Properties L.P.               $   (65,162)        $  (137,636)        $   (62,895)        $  (456,105)
        General partners and other limited partners,
           which includes $1,477,183, $2,883,640,
           $786,791 and $1,337,092 of Partnership loss
           in excess of investment                         (1,498,705)         (2,930,985)           (807,519)         (1,381,859)
                                                          -----------         -----------         -----------         -----------

                                                          $(1,563,867)        $(3,068,621)        $  (870,414)        $(1,837,964)
                                                          ===========         ===========         ===========         ===========

      The combined results of operations of the Local Partnerships for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

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

      The Local General Partner of Hilltop North Associates, A Virginia Limited Partnership ("Hilltop"), reports that the Property was sold in September 2005 and that the underlying mortgage was satisfied in full; the Partnership did not receive any proceeds and there is no impact on the Partnership's financial statements as a result of such sale. The Partnership's investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999.

      The Partnership advanced $103,228 during the six months ended September 29, 2005 to 4611 South Drexel Limited Partnership ("South Drexel") to fund operating deficits, which includes making necessary capital improvements to the property. Cumulative advances as of September 29, 2005 are $774,651. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2005, American Tax Credit Properties L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2005. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2005, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and advances to a Local Partnership (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents, marketable equity security and investments in bonds decreased, in the aggregate, by approximately $150,000 during the six months ended September 29, 2005 (which includes a net unrealized loss on investments in bonds and marketable equity security of approximately $11,000 and accretion of zero coupon bonds of approximately $2,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds and marketable equity security, if any. During the six months ended September 29, 2005, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2005 of $137,636 and cash distributions received from Local Partnerships of $53,143 (exclusive of distributions from Local Partnerships of $10,000 classified as other income), partially offset by advances made to a Local Partnership of $103,228 (see discussion below under Local Partnership Matters).

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

Registrant's operations for the three months ended September 29, 2005 and 2004 resulted in net income (loss) of $(196,464) and $644,457, respectively. The net income in fiscal 2005 was the result of the gain on disposal of local partnership interest of approximately $873,000 in connection with Blue Hill Housing Limited Partnership ("Blue Hill"). Otherwise, Registrant experienced a decrease in equity in loss of investment in local partnerships of approximately $47,000. Such decrease is primarily the result of an increase in the nonrecognition of losses in accordance with the equity method of accounting, partially offset by an increase in advances being made to certain Local Partnerships and being charged to equity in loss of investment in local partnerships for fiscal 2006 as compared to fiscal 2005 (see discussion below under Local Partnership Matters). Other comprehensive income (loss) for the three months ended September 29, 2005 and 2004 resulted from a net unrealized gain (loss) on investments in bonds and marketable equity security of $(29,560) and $13,287, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $1,564,000 for the three months ended June 30, 2005 was attributable to rental and other revenue of approximately $2,774,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,370,000 and approximately $968,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $870,000 for the three months ended June 30, 2004 was attributable to rental and other revenue of approximately $3,903,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,817,000 and approximately $956,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected in future periods. Revenue of the Local Partnerships has decreased in 2005, in part, as a result of the sale of the Blue Hill Property (which occurred in the third quarter of 2004) and unusually high vacancies at certain of the other Properties.

Registrant's operations for the six months ended September 29, 2005 and 2004 resulted in net income (loss) of $(387,530) and $130,118, respectively. The net income in fiscal 2005 was the result of the gain on disposal of local partnership interest of approximately $873,000 in connection with Blue Hill. Otherwise, Registrant experienced a decrease in equity in loss of investment in local partnerships of approximately $367,000. Such decrease is primarily the result of an increase in the nonrecognition of losses in accordance with the equity method of accounting and a decrease in advances being made to certain Local Partnerships and being charged to equity in loss of investment in local partnerships for fiscal 2006 as compared to fiscal 2005 (see discussion below under Local Partnership Matters). Other comprehensive income (loss) for the six months ended September 29, 2005 and 2004 resulted from a net unrealized gain
(loss) on investments in bonds and marketable equity security of $(11,210) and $28,563 respectively.

The Local Partnerships' net loss of approximately $3,069,000 for the six months ended June 30, 2005 was attributable to rental and other revenue of approximately $5,939,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,148,000 and approximately $1,860,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,838,000 for the six months ended June 30, 2004 was attributable to rental and other revenue of approximately $7,729,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,653,000 and approximately $1,914,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected in future periods. Revenue of the Local Partnerships has decreased in 2005, in part, as a result of the sale of the Blue Hill Property (which occurred in the third quarter of 2004) and unusually high vacancies at certain of the other Properties.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Twelve Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service. One additional Local Partnership entered into a restructuring agreement in 2005, resulting in lower mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2005, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $96,000 for the six months ended June 30, 2005 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of September 29, 2005, Registrant has advanced $774,651, of which $103,228 was advanced during the six months then ended. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. The Compliance Period in connection with South Drexel expired on December 31, 2004.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Grove Park Housing, A California Limited Partnership ("Grove Park") reported an operating deficit of approximately $64,000 for the six months ended June 30, 2005. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995. The Compliance Period in connection with Grove Park expired on December 31, 2004.

Hilltop North Associates, A Virginia Limited Partnership ("Hilltop") reported an operating deficit of approximately $312,000 for the six months ended June 30, 2005, as the Property was virtually 100% vacant since April 2005. The Local General Partner reports that the Property was sold in September 2005 and that the underlying mortgage was satisfied in full; Registrant did not receive any proceeds and there is no impact on Registrant's financial statements as a result of such sale. Registrant's investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period in connection with Hilltop expired on December 31, 2002.

The terms of the partnership agreement of Winnsboro Homes Limited Partnership ("Winnsboro") require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Winnsboro reported an operating deficit of approximately $22,000 for the six months ended June 30, 2005, which includes property management fees of approximately $12,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current and further reports that it is negotiating a mark to market restructuring of Winnsboro's mortgage under applicable HUD guidelines with the intent of decreasing the annual mandatory debt service. Registrant's investment balance in Winnsboro, after cumulative equity losses, became zero during the year ended March 30, 1997. The Compliance Period in connection with Winnsboro expired on December 31, 2003.

Other Events

The General Partner is aware of a recent tender offer to purchase up to 4.9 percent of the outstanding Units of Registrant at $39.00 per Unit.

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

      o Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities," because Registrant is not considered the primary beneficiary.

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

Item 4. Controls and Procedures

As of September 29, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of September 29, 2005. No changes occurred during the quarter ended September 29, 2005 that materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

      Registrant is not aware of any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None; see Item 2 of Part I regarding the mortgage default of a Local Partnership.

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

                                        AMERICAN TAX CREDIT PROPERTIES L.P.
                                        (a Delaware limited partnership)


                                        By:  Richman Tax Credit Properties L.P.,
                                             General Partner


                                        By:  Richman Tax Credit Properties Inc.,
                                             general partner


Dated: November 14, 2005                /s/  David Salzman
                                             -----------------------
                                        By:  David Salzman
                                             Chief Executive Officer


Dated: November 14, 2005                /s/  Neal Ludeke
                                             -----------------------
                                        By:  Neal Ludeke
                                             Chief Financial Officer