Form 10-Q
period 2005-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2006-02-13
CIK 830159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-17619


                       American Tax Credit Properties L.P.
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                               13-3458875
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   Richman Tax Credit Properties L.P.
         340 Pemberwick Road
        Greenwich, Connecticut                                     06831
----------------------------------------                     -------------------
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

Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Table of Contents                                                           Page
-----------------                                                           ----

Balance Sheets.............................................................    3

Statements of Operations...................................................    4

Statements of Cash Flows...................................................    5

Notes to Financial Statements..............................................    7

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                              December 30,     March 30,
                                                                 Notes            2005           2005
                                                              ------------    ------------    ------------
ASSETS

Cash and cash equivalents                                                     $    351,238    $    724,308
Marketable equity security                                               2                         147,286
Investments in bonds                                                     2         124,326         123,135
Investment in local partnerships                                         3         355,817         444,113
Prepaid expenses                                                                                     3,960
Interest receivable                                                                    205             684
                                                                              ------------    ------------

                                                                              $    831,586    $  1,443,486
                                                                              ============    ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                      $     58,183    $     60,263
   Payable to general partner and affiliates                                                        79,010
                                                                              ------------    ------------

                                                                                    58,183         139,273
                                                                              ------------    ------------
Commitments and contingencies                                          3,4

Partners' equity (deficit)
   General partner                                                                (357,971)       (353,860)
   Limited partners (41,286 units of limited partnership
     interest outstanding)                                                       1,130,890       1,537,871
   Accumulated other comprehensive income, net                           2             484         120,202
                                                                              ------------    ------------

                                                                                   773,403       1,304,213
                                                                              ------------    ------------

                                                                              $    831,586    $  1,443,486
                                                                              ============    ============

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                            STATEMENTS OF OPERATIONS
          THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                 Three Months      Nine Months       Three Months       Nine Months
                                                                     Ended             Ended             Ended             Ended
                                                                 December 30,      December 30,      December 30,      December 30,
                                                   Notes             2005              2005              2004              2004
                                               -------------   --------------    --------------    --------------    --------------
REVENUE

Interest                                                       $      101,788    $      112,676    $        3,440    $       24,838
Other income from local partnerships                      3             2,500            12,500                               7,500
                                                               --------------    --------------    --------------    --------------

TOTAL REVENUE                                                         104,288           125,176             3,440            32,338
                                                               --------------    --------------    --------------    --------------
EXPENSES

Administration fees                                                    45,930           137,792            45,930           137,792
Management fee                                                         43,877           131,611            43,877           131,611
Professional fees                                                      19,047            61,276            16,002            57,033
State of New Jersey filing fee                                         12,585            49,357            14,943            45,740
Printing, postage and other                                            17,848            30,033            24,099            39,402
                                                               --------------    --------------    --------------    --------------

TOTAL EXPENSES                                                        139,287           410,069           144,851           411,578
                                                               --------------    --------------    --------------    --------------

                                                                      (34,999)         (284,893)         (141,411)         (379,240)

Equity in income (loss) of investment in
  local partnerships                                      3           (78,245)         (215,881)           40,635          (464,470)
                                                               --------------    --------------    --------------    --------------
Loss prior to gain on sale of local
  partnership property                                               (113,244)         (500,774)         (100,776)         (843,710)

Gain on sale of local partnership
  property                                                3            89,682            89,682             5,593           878,645
                                                               --------------    --------------    --------------    --------------

NET INCOME (LOSS)                                                     (23,562)         (411,092)          (95,183)           34,935

Other comprehensive income (loss)                         2          (108,508)         (119,718)           12,020            40,583
                                                               --------------    --------------    --------------    --------------

COMPREHENSIVE INCOME (LOSS)                                    $     (132,070)   $     (530,810)   $      (83,163)   $       75,518
                                                               ==============    ==============    ==============    ==============
NET INCOME (LOSS) ATTRIBUTABLE TO

   General partner                                             $         (236)   $       (4,111)   $         (952)   $          349
   Limited partners                                                   (23,326)         (406,981)          (94,231)           34,586
                                                               --------------    --------------    --------------    --------------

                                                               $      (23,562)   $     (411,092)   $      (95,183)   $       34,935
                                                               ==============    ==============    ==============    ==============
NET INCOME (LOSS) per unit of limited
   partnership interest (41,286 units of
   limited partnership interest)                               $         (.57)   $        (9.86)   $        (2.28)   $          .84
                                                               ==============    ==============    ==============    ==============

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                              2005            2004
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                         $     13,482    $     13,534
Cash paid for
     administration fees                                      (172,935)       (172,906)
     management fee                                           (175,478)       (175,466)
     professional fees                                         (73,444)        (72,944)
     State of New Jersey filing fee                            (32,812)        (60,986)
     printing, postage and other expenses                      (32,530)        (39,402)
                                                          ------------    ------------

Net cash used in operating activities                         (473,717)       (508,170)
                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships                                (178,228)       (339,478)
Cash distributions from local partnerships                      63,143          18,607
Proceeds in connection with sale of local partnership
  property                                                      89,682       1,001,903
Proceeds from maturities/redemptions and sales of bonds
  and marketable equity security                               126,050         520,250
                                                          ------------    ------------

Net cash provided by investing activities                      100,647       1,201,282
                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents          (373,070)        693,112

Cash and cash equivalents at beginning of period               724,308          76,527
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    351,238    $    769,639
                                                          ============    ============
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds and
  marketable equity security, net                         $   (119,718)   $     40,853
                                                          ============    ============

--------------------------------------------------------------------------------
See reconciliation of net income (loss) to net cash used in operating activities on page 6.

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                  NINE MONTHS ENDED DECEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                      2005           2004
                                                                                  ------------    ------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)                                                                 $   (411,092)   $     34,935

Adjustments to reconcile net income (loss) to net cash used in operating activities

   Equity in loss of investment in local partnerships                                  215,881         464,470
   Gain on disposal of local partnership interest                                      (89,682)       (878,645)
   Gain on redemptions and sales of bonds and marketable equity security               (96,200)         (9,984)
   Distributions from local partnerships classified as other income                    (12,500)         (7,500)
   Amortization of net premium on investments in bonds                                     189           1,960
   Accretion of zero coupon bonds                                                       (3,662)         (8,150)
   Decrease in prepaid expenses                                                          3,960
   Decrease in interest receivable                                                         479           4,870
   Decrease in accounts payable and accrued expenses                                    (2,080)        (31,157)
   Decrease in due to general partner and affiliates                                   (79,010)        (78,969)
                                                                                  ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                                             $   (473,717)   $   (508,170)
                                                                                  ============    ============

                       See Notes to Financial Statements.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2005
                                   (UNAUDITED)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2005 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

      Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.    Investments in Bonds

      As of December 30, 2005, certain information concerning investments in bonds is as follows:

                                                          Gross           Gross
                                         Amortized      unrealized      unrealized       Estimated
    Description and maturity                cost          gains           losses        fair value
    ------------------------            ------------   ------------    ------------    ------------
Corporate debt securities
  Within one year                       $     22,312   $         70    $        (17)   $     22,365

U.S. government and agency securities
  After one year through five years          101,530            431              --         101,961
                                        ------------   ------------    ------------    ------------

                                        $    123,842   $        501    $        (17)   $    124,326
                                        ============   ============    ============    ============

     The Partnership's marketable equity security was sold during the three months ended December 30, 2005, resulting in a realized gain of $96,200. Such gain is included in interest revenue in the accompanying statements of operations for the three and nine month periods ended December 30, 2005 (see Note 4).

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships

      The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,808,979, which includes advances made to certain Local Partnerships. As of December 30, 2005, the Partnership holds an interest in fifteen Local Partnerships that have, as of September 30, 2005, outstanding mortgage loans payable totaling approximately $62,743,000 and accrued interest payable on such loans totaling approximately $9,069,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

      For the nine months ended December 30, 2005, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of March 30, 2005      $  444,113

         Equity in loss of investment in local partnerships           (215,881)*

         Cash distributions received from Local Partnerships           (63,143)

         Cash distributions from Local Partnerships classified as
           other income                                                 12,500

         Advances to Local Partnerships                                178,228
                                                                    ----------

         Investment in local partnerships as of December 30, 2005   $  355,817
                                                                    ==========

      * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $3,220,286 for the nine months ended September 30, 2005 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

      The combined unaudited balance sheets of the Local Partnerships as of September 30, 2005 and December 31, 2004 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2005 and 2004 are reflected on pages 9 and 10, respectively.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined balance sheets of the Local Partnerships as of September 30, 2005 and December 31, 2004 are as follows:

                                                         September 30,     December 31,
                                                             2005              2004
                                                        --------------    --------------
ASSETS

Cash and cash equivalents                               $      731,706    $    1,657,083
Rents receivable                                               238,808           225,796
Escrow deposits and reserves                                 3,875,085         2,765,158
Land                                                         3,498,222         3,738,736
Buildings and improvements (net of accumulated
  depreciation of $54,691,686 and $54,404,223)              38,800,105        43,943,944
Intangible assets (net of accumulated amortization of
  $735,764 and $727,211)                                     1,256,475         1,249,973
Other assets                                                   789,225         1,136,876
                                                        --------------    --------------

                                                        $   49,189,626    $   54,717,566
                                                        ==============    ==============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                 $    1,262,420    $    1,334,249
  Due to related parties                                     6,715,238         6,180,381
  Mortgage loans                                            62,742,580        64,965,862
  Notes payable                                                891,784           929,066
  Accrued interest                                           9,069,198         8,482,445
  Other liabilities                                            288,821           370,402
                                                        --------------    --------------

                                                            80,970,041        82,262,405
                                                        --------------    --------------
Partners' equity (deficit)

  American Tax Credit Properties L.P.
     Capital contributions, net of distributions            28,301,266        30,627,345
     Cumulative loss                                       (28,170,951)      (27,955,070)
                                                        --------------    --------------

                                                               130,315         2,672,275
                                                        --------------    --------------
  General partners and other limited partners
     Capital contributions, net of distributions               851,512           990,687
     Cumulative loss                                       (32,762,242)      (31,207,801)
                                                        --------------    --------------

                                                           (31,910,730)      (30,217,114)
                                                        --------------    --------------

                                                           (31,780,415)      (27,544,839)
                                                        --------------    --------------

                                                        $   49,189,626    $   54,717,566
                                                        ==============    ==============

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

                                                 Three Months       Nine Months      Three Months        Nine Months
                                                     Ended             Ended             Ended              Ended
                                                 September 30,     September 30,     September 30,      September 30,
                                                     2005              2005              2004               2004
                                                 --------------    --------------    --------------    --------------
REVENUE

Rental                                           $    3,429,046    $    9,265,123    $    3,590,976    $   11,187,999
Interest and other                                       62,635           165,907           167,362           299,721
                                                 --------------    --------------    --------------    --------------

TOTAL REVENUE                                         3,491,681         9,431,030         3,758,338        11,487,720
                                                 --------------    --------------    --------------    --------------
EXPENSES

Administrative                                          667,762         2,186,168           752,548         2,163,636
Utilities                                               337,444         1,040,269           293,809         1,222,948
Operating and maintenance                               750,065         2,239,865           924,328         2,654,214
Taxes and insurance                                     341,322         1,051,237           344,760         1,126,338
Financial                                             1,335,511         4,062,678         1,511,389         4,313,538
Depreciation and amortization                           939,155         2,799,012           924,183         2,837,689
                                                 --------------    --------------    --------------    --------------

TOTAL EXPENSES                                        4,371,259        13,379,229         4,751,017        14,318,363
                                                 --------------    --------------    --------------    --------------
Loss from operations before gain on sale of
  property                                             (879,578)       (3,948,199)         (992,679)       (2,830,643)

Gain on sale of property                                454,866           454,866         1,851,658         1,851,658
                                                 --------------    --------------    --------------    --------------

NET EARNINGS (LOSS)                              $     (424,712)   $   (3,493,333)   $      858,979    $     (978,985)
                                                 ==============    ==============    ==============    ==============
NET EARNINGS (LOSS) ATTRIBUTABLE TO

  American Tax Credit Properties L.P. *          $      (78,245)   $     (215,881)   $    1,824,776    $    1,368,671
  General partners and other limited partners,
    which includes $336,646, $3,220,286,
    $960,576 and $2,297,668 of Partnership
    loss in excess of investment                       (346,467)       (3,277,452)         (965,797)       (2,347,656)
                                                 --------------    --------------    --------------    --------------

                                                 $     (424,712)   $   (3,493,333)   $      858,979    $     (978,985)
                                                 ==============    ==============    ==============    ==============

      * 2004 amounts include an allocation on the gain on sale of property of $1,833,141. The net earnings (loss) allocations from operations for the three and nine month periods ended September 30, 2004 are $40,635 and $(464,470), respectively.

      The combined results of operations of the Local Partnerships for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for an entire operating period.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                                DECEMBER 30, 2005
                                   (UNAUDITED)

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

      The Partnership advanced $178,228 during the nine months ended December 30, 2005 to 4611 South Drexel Limited Partnership ("South Drexel") to fund operating deficits, which includes making necessary capital improvements to the property. Cumulative advances as of December 30, 2005 are $849,651. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2005, American Tax Credit Properties L.P. (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2005. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with
Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2005, Registrant received cash from interest revenue, maturities/redemptions and sales of marketable equity securities and distributions from Local Partnerships and utilized cash for operating expenses and advances to a Local Partnership (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents, marketable equity security and investments in bonds decreased, in the aggregate, by approximately $519,000 during the nine months ended December 30, 2005 (which includes a net unrealized loss on investments in bonds and marketable equity security of approximately $120,000 and accretion of zero coupon bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2005, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2005 of $215,881 and cash distributions received from Local Partnerships of $50,643 (exclusive of distributions from Local Partnerships of $12,500 classified as other income), partially offset by advances made to a Local Partnership of $178,228 (see discussion below under Local Partnership Matters).

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

Registrant's operations for the three months ended December 30, 2005 and 2004 resulted in net losses of $23,562 and $95,183, respectively. The decrease in net loss is primarily attributable to (i) an increase in gain on sale of local partnership property of approximately $84,000 in connection with the final settlement of the 2004 sale of the Property owned by Blue Hill Housing Limited Partnership ("Blue Hill") and (ii) an increase in interest revenue of approximately $98,000 resulting primarily from the sale of a marketable equity security, partially offset by an increase in equity in loss of investment in local partnerships of approximately 119,000, which increase resulted primarily from an increase in the net operating losses of certain Local Partnerships in which Registrant continued to have an investment balance, partially offset by a decrease in advances being made to certain Local Partnerships and being charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters). Other comprehensive income (loss) for the nine months ended December 30, 2005 and 2004 resulted from a net unrealized gain
(loss) on investments in bonds and marketable equity security of $(108,508) and $12,020, respectively.

                      AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' loss from operations of approximately $880,000 for the three months ended September 30, 2005 was attributable to rental and other revenue of approximately $3,492,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $3,433,000 and approximately $939,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $993,000 for the three months ended September 30, 2004 was attributable to rental and other revenue of approximately $3,758,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $3,827,000 and approximately $924,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected in future periods. Revenue of the Local Partnerships has decreased in 2005, in part, as a result of the sale of the Blue Hill Property (which occurred in the third quarter of 2004) and unusually high vacancies at certain of the other Properties.

Registrant's operations for the nine months ended December, 2005 and 2004 resulted in net income (loss) of $(411,092) and $34,935, respectively. The net income in fiscal 2005 was the result of the gain on sale of local partnership property of approximately $879,000 in connection with Blue Hill; approximately $90,000 of additional gain was recognized in fiscal 2006 upon final settlement. Otherwise, Registrant experienced an increase in interest revenue of approximately $88,000 resulting primarily from the sale of a marketable equity security and a decrease in equity in loss of investment in local partnerships of approximately $249,000, which decrease is primarily the result of a decrease in the net operating losses of certain Local Partnerships in which Registrant continued to have an investment balance and a decrease in advances being made to certain Local Partnerships and being charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters). Other comprehensive income (loss) for the nine months ended December 30, 2005 and 2004 resulted from a net unrealized gain (loss) on investments in bonds and marketable equity security of $(119,718) and $40,583 respectively.

The Local Partnerships' loss from operations of approximately $3,948,000 for the nine months ended September 30, 2005 was attributable to rental and other revenue of approximately $9,431,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $10,580,000 and approximately $2,799,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $2,831,000 for the nine months ended September 30, 2004 was attributable to rental and other revenue of approximately $11,488,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $11,481,000 and approximately $2,838,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected in future periods. Revenue of the Local Partnerships has decreased in 2005, in part, as a result of the sale of the Blue Hill Property (which occurred in the third quarter of 2004) and unusually high vacancies at certain of the other Properties.

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

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Eight Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service. One additional Local Partnership entered into a restructuring agreement in 2005, resulting in lower mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2005, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Cobbet Hill Associates Limited Partnership ("Cobbet") was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency ("MHFA") and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the "SHARP Operating Loan") whereby proceeds would be advanced monthly as an operating subsidy (the "Operating Subsidy Payments"). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990's, MHFA instituted an operating deficit loan (the "ODL") program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. Since the date MHFA ceased funding the ODL through December 31, 2004, Cobbet has accumulated over $3,000,000 of arrearages and other charges. The Local General Partners are currently negotiating with MHFA to transfer the ownership of the Property to the unaffiliated management agent, which will redevelop and recapitalize the Property. Registrant does not believe that it will receive any proceeds from such a transfer. Registrant's investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. The Compliance Period in connection with Cobbet has expired.

4611 South Drexel Limited Partnership ("South Drexel") reported an operating deficit of approximately $139,000 for the nine months ended September 30, 2005 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of December 30, 2005, Registrant has advanced $849,651, of which $178,228 was advanced during the nine months then ended. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. The Compliance Period in connection with South Drexel has expired.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Grove Park Housing, A California Limited Partnership ("Grove Park") reported an operating deficit of approximately $90,000 for the nine months ended September 30, 2005. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995. The Compliance Period in connection with Grove Park has expired.

Hilltop North Associates, A Virginia Limited Partnership ("Hilltop") reported an operating deficit of approximately $312,000 for the six months ended June 30, 2005, as the Property was virtually 100% vacant since April 2005. The Local General Partner reports that the Property was sold in September 2005 and that the underlying mortgage was satisfied in full; Registrant did not receive any proceeds and there is no impact on Registrant's financial statements as a result of such sale. Registrant's investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period in connection with Hilltop has expired.

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

Item 4. Controls and Procedures

As of December 30, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of December 30, 2005. No changes occurred during the quarter ended December 30, 2005 that materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

        Registrant is not aware of any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

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

                                        AMERICAN TAX CREDIT PROPERTIES L.P.
                                        (a Delaware limited partnership)

                                        By: Richman Tax Credit Properties L.P.,
                                            General Partner

                                        By: Richman Tax Credit Properties Inc.,
                                            general partner


Dated: February 13, 2006                /s/ David Salzman
                                        ----------------------------------------
                                        By: David Salzman
                                            Chief Executive Officer


Dated: February 13, 2006                /s/ Neal Ludeke
                                        ----------------------------------------
                                        By: Neal Ludeke
                                            Chief Financial Officer