Form 10-K
period 2006-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2008-03-14
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2006

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
Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting stock. There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. As of Februaey 2008, there are 41,286 Units outstanding.

Documents incorporated by reference:

Part I - pages 21 through 35 and 51 through 75 of the prospectus dated May 6, 1988, as supplemented by Supplement No. 1 and Supplement No. 2 dated August 11, 1988 and September 20, 1988, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.

PART I

Item 1.
Business

General Development of Business and Narrative Description of Business

American Tax Credit Properties L.P. ("Registrant"), a Delaware limited partnership, was formed on February 12, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant invested in nineteen such Properties, including one Property that also qualified for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the “Historic Rehabilitation Tax Credit”). Registrant considers its activity to constitute a single industry segment.

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

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a limited partnership interest in each of the Local Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole. See Item 8 below for a summary of Registrant's operations.

Compliance with Environmental Protection Provisions

Registrant is not aware of any non-compliance by the Local Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the pro-tection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

Competition

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 21 through 35 of the Prospectus is incorporated herein by reference. See discussion below in Item 1A.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. An affiliate of the General Partner employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the General Partner.

Item 1.	Business (continued)

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002, Jobs and Growth Tax Relief Reconciliation Act of 2003 and American Jobs Creation Act of 2004 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a “pass through” tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant’s business operations, capital resources and plans or liquidity.

Item 1A. Risk Factors

Risks Relating to Registrant’s Business and Industry

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse affect on Registrant’s investment in such Local Partnerships.

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate. Such risks are subject to change and not in the control of Registrant, including:

• adverse use of adjacent or neighborhood real estate;

• regulated rents, which may adversely impact rent increases;

• utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;

• changes in the demand for or supply of competing properties;

• changes in state or local tax rates and assessments;

• increases in utility charges;

• unexpected expenditures for repairs and maintenance;

• discovery of previously undetected environmentally hazardous conditions;

• costs associated with complying with the Americans with Disabilities Act;

• uninsured losses relating to real property or excessively expensive premiums for insurance coverage;

• changes in local economic conditions; and

• changes in interest rates and the availability of financing.

The occurrence of any of the above risks could have a negative impact on the operating results of such Properties and the respective Local Partnerships and, in turn, may render the sale or refinancing of the Properties difficult or unattractive, which could adversely affect Registrant’s investment in such Local Partnerships.

Item 1A. Risk Factors (continued)

The modification or elimination of government rental subsidies on which the Local Partnerships rely would require the Local Partnerships to use existing funds or obtain additional funds to continue to operate the respective Properties. Because Registrant’s investments in the Local Partnerships are highly leveraged, it would be highly difficult to obtain such additional funds.

Virtually all of the Properties owned by the Local Partnerships have some form of a government funded rental subsidy, which affords the low-income tenants the ability to reside at the Properties. The Local Partnerships are extremely reliant on such subsidies. If the respective rental subsidy programs were to be materially modified or eliminated, the Local Partnerships’ rental revenue would likely be significantly reduced. To the extent that revenues are not sufficient to meet operating expenses and service the respective mortgages of the Properties, such Local Partnership would be required to use reserves and any other funds available to avoid foreclosure of the subject Property. Registrant’s investments in the Local Partnerships are highly leveraged, and there can be no assurance that additional funds would be available to any Local Partnership or Registrant, if needed. In addition, there can be no assurance that, when a Property is sold, the proceeds from a sale will be sufficient to pay the balance due on the mortgage loans or any other outstanding indebtedness to which the Local Partnership is subject.

There is no guarantee that it will be possible to sell the Properties or, if possible, that Registrant would receive any proceeds from any such sale.

The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. As of December 31, 2004, the Compliance Period of all of the Local Partnerships had expired. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from any such sales and assignments. Moreover, the Properties may be subject to extended use provisions that provide for the Properties to maintain their low-income status beyond the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service). Such provisions may make it unattractive for potential purchasers of the Properties. Accordingly, any sale of a Property may happen well after the expiration of the Compliance Period or may be significantly discounted.

Tax Risks Associated With Low-income Housing and the Low-income Housing Tax Credit

The Local Partnerships may be required to continue to maintain the low-income nature of the Properties beyond the Compliance Period under agreements with state tax credit agencies.

In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period.

Limited partners may not be able to use all of the anticipated or carried forward Low-income Tax Credits.

While a limited exception is provided for Low-income Tax Credits in the case of individuals, tax losses and credits allocated to a limited partner who is an individual, trust, estate or personal service corporation generally may be used to reduce the limited partner’s tax liability only to the extent that such liability arises from passive activities. Therefore, tax losses and credits allocated to such a limited partner are not expected to be available to offset tax liabilities that arise from salaries, dividends and interest and other forms of income. In addition, Low-income Tax Credits cannot be used to offset alternative minimum tax. Accordingly, there is no guarantee that limited partners will receive or be able to utilize all of the anticipated or carried forward Low-income Tax Credits.

Risks Relating to Ownership of Units of Limited Partnership Interest of Registrant

There is no existing market for the Units.

There is no trading market for Units and there are no assurances that any market will develop. In addition, the Units may be transferred only if certain requirements are satisfied, including requirements that such transfer would not impair Registrant’s tax status for federal income tax purposes and would not be a violation of federal or state securities laws. Accordingly, limited partners may not be able to sell their Units promptly and bear the economic risk of their investment for an indefinite period of time.

Item 1A. Risk Factors (continued)

Under certain circumstances, limited partners of Registrant may incur out-of-pocket tax costs.

At some point, Registrant’s operations (including the sale or refinancing of the Properties owned by the Local Partnerships) may generate less cash flow than taxable income, and the income, as well as the income taxes payable with respect to Registrant’s taxable income, may exceed cash flow available for distribution to the limited partners in such years. This may result in an out-of-pocket tax cost to the limited partners. In addition, a limited partner may experience taxable gain or credit recapture on disposition of Units or upon a disposition of the Local Partnership interests or of the Properties even though no cash is realized on the disposition; in such circumstances, the limited partners may experience an out-of-pocket tax cost.

Limited partners of Registrant may not receive a return of any portion of their original capital investment in Registrant.

To date, the limited partners of Registrant have not received a return of any portion of their original capital. Accordingly, the only benefit of this investment may be the Low-income Tax Credits and Historic Rehabilitation Tax Credits.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by all of the Properties as of December 31, 2001. See discussion above in Item 1A - Risk Factors regarding the Compliance Periods of the Local Partnerships. Also as noted above, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. As of December 31, 2004, the Compliance Period of all of the Local Partnerships had expired.

Although Registrant generally owns a 98.9%-99% limited partnership interest ("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"); the ownership percentages of Registrant and ATCP II of Santa Juanita are 34.64% and 64.36%, respectively.

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 7). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Ten Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, four Local Partnerships have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

Item 2.  Properties (continued)

			Mortgage loans
Name of Local Partnership	Number		payable as of	Subsidy
Name of apartment complex	of rental	Capital	December 31,	(see
Apartment complex location	units	contribution	2005	footnotes)

4611 South Drexel Limited Partnership (7), (8) South Drexel Apartments Chicago, Illinois	44	$1,274,384	$1,230,387	(1c	)

B & V, Ltd. (3) Homestead Apartments Homestead, Florida	158	2,050,795	-- (3)

B & V Phase I, Ltd. (3) Gardens of Homestead Homestead, Florida	97	140,000	-- (3)

Blue Hill Housing Limited Partnership (4) Blue Hill Housing Grove Hall, Massachusetts	144	4,506,082	-- (4)

Cityside Apartments, L.P. Cityside Apartments Trenton, New Jersey	126	6,098,988	6,974,387	(1a&d	)

Cobbet Hill Associates Limited Partnership (8) Cobbet Hill Apartments Lynn, Massachusetts	117	5,303,771	13,327,597	(1a,b&d	)

Dunbar Limited Partnership Spring Grove Apartments Chicago, Illinois	100	1,518,229	4,914,020	(1a,d&e	)

Dunbar Limited Partnership No. 2 Park View Apartments Chicago, Illinois	102	1,701,849	5,244,762	(1a,d&e	)

Erie Associates Limited Partnership (3) Erie Apartments Springfield, Massachusetts	18	755,737	-- (3)

Federal Apartments Limited Partnership Federal Apartments Fort Lauderdale, Florida	164	2,832,224	5,839,068	(1a,d&f	)

Golden Gates Associates Golden Gates Brooklyn, New York	85	879,478	4,416,424	(1b	)

Grove Park Housing, A California Limited Partnership (6) Grove Park Apartments Garden Grove, California	104	1,634,396	6,587,625	(1c	)

Item 2.	Properties (continued)

			Mortgage loans
Name of Local Partnership	Number		payable as of	Subsidy
Name of apartment complex	of rental	Capital	December 31,	(see
Apartment complex location	units	contribution	2005	Footnotes)

Gulf Shores Apartments Ltd. Morgan Trace Apartments Gulf Shores, Alabama	50	$352,693	$1,455,365	(1b	)

Hilltop North Associates, A Virginia Limited Partnership (5), (8) Hilltop North Apartments Richmond, Virginia	160	1,470,734	-- (5)

Madison-Bellefield Associates Bellefield Dwellings Pittsburgh, Pennsylvania	158	1,047,744	2,704,644	(1a&d	)

Pine Hill Estates Limited Partnership Pine Hill Estates Shreveport, Louisiana	110	613,499	2,248,445	(1a&d	)

Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	313,887 (2)	1,381,792	(1a,b&d	)

Vista del Mar Limited Dividend Partnership L.P. Vista del Mar Apartments Fajardo, Puerto Rico	152	3,097,059	4,909,288	(1a,b&d	)

Winnsboro Homes Limited Partnership Winnsboro Homes Winnsboro, Louisiana	50	289,730	1,200,866	(1a,d&g	)

		$35,881,279	$62,434,670

(1)	Description of subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

(b)	The Local Partnership's debt structure includes a principal or interest payment subsidy.

(c)	The City Housing Authority allows qualified low-income tenants to receive rental certificates.

(d)	The Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

(e)	The Local Partnership entered into a restructuring agreement of its Section 8 contracts and debt structure under applicable HUD guidelines in 2001.

(f)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2005.

(g)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2006.

(2)	Reflects amount attributable to Registrant only.

Item 2.	Properties (continued)

(3)
The Property is no longer held by Registrant. The Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheets of the Local Partnerships as of December 31, 2005 and 2004 in Note 5 to the financial statements.

(4)
The Property is no longer held by Registrant as a result of the sale of the Property in August 2004. The Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheet of the Local Partnerships as of December 31, 2005 in Note 5 to the financial statements.

(5)
The underlying Property was sold during the year ended March 30, 2006 and the Local Partnership was subsequently dissolved. The combined statement of operations of the Local Partnerships included in Note 5 to the accompanying financial statements includes results of operations through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(6)	Registrant withdrew as a limited partner subsequent to March 30, 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(7)	The underlying Property was sold subsequent to March 30, 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(8)	Capital contribution includes advances made by Registrant to the Local Partnership.

Item 3.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of May 31, 2007 was approximately 2,171, holding an aggregate of 41,286 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant’s Units) are provided to Merrill Lynch by independent valuation services, whose estimated values are based on financial and other information available to them. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2006 and 2005.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,528 per Unit, net of circumstances which have given rise to, and notwithstanding future circumstances which may give rise to, recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties was substantially fully exhausted as of December 31, 2001 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2004.

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

	Years Ended March 30,
	2006	2005	2004	2003	2002

Interest and other revenue	$131,925	$37,092	$89,603	$100,999	$165,149

Equity in loss of investment in local partnerships	$(299,753)	$(527,452)	$(600,150)	$(143,793)	$(102,800)

Gain on sale of limited partner interests/local partnership properties	$89,682	$916,094	$--	$--	$--

Net loss	$(634,019)	$(73,305)	$(1,092,174)	$(560,050)	$(387,357)

Net loss per unit of limited partnership interest	$(15.20)	$(1.76)	$(26.19)	$(13.43)	$(9.29)

	As of March 30,
	2006	2005	2004	2003	2002

Total assets	$724,880	$1,443,486	$1,472,362	$2,546,633	$3,058,191

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in two closings with aggregate limited partners’ capital contributions of $41,286,000. In connection with the offering of the sale of Units, Registrant incurred organization and offering costs of approximately $4,781,000 and established a working capital reserve of approximately $2,271,000. The remaining net proceeds of approximately $34,234,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partnership interests in local partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 48 (g) of the Internal Revenue Code of 1986. The Net Proceeds were utilized in acquiring an interest in eighteen Local Partnerships.

As of March 30, 2006, Registrant has cash and cash equivalents and investments in bonds totaling $379,981, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2006, Registrant’s investments in bonds represent corporate bonds of $21,150 and U.S. government and agency securities of $102,494, with various maturity dates in 2006 and 2007. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. See below regarding proceeds received in connection with Registrant’s withdrawal as a limited partner from Grove Park Housing, A California Limited Partnership (“Grove Park”) in April 2006 and from the sale of the underlying property of 4611 South Drexel Limited Partnership (“South Drexel”) in October 2006.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2006, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and marketable equity security, distributions from Local Partnerships and proceeds in connection with the sale of the Property owned by Blue Hill Housing Limited Partnership (“Blue Hill”) and utilized cash for operating expenses and advances to a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents, marketable equity security and investments in bonds decreased, in the aggregate, by approximately $615,000 during the year ended March 30, 2006 (which includes a net unrealized loss on investments in bonds of approximately $121,000 and the accretion of zero coupon bonds of approximately $5,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2006, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2005 of $299,753 and cash distributions received from Local Partnerships of $50,643 (exclusive of distributions from Local Partnerships of $15,000 classified as other income and proceeds from Blue Hill of $89,682 classified as income from sale of local partnership property), partially offset by advances made to a Local Partnership of $250,528 (see discussion below under Local Partnership Matters). Payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2006 and 2005 represents accrued management and administration fees.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant’s investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

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

Registrant’s operations for the years ended March 30, 2006, 2005 and 2004 resulted in net losses of $634,019, $73,305 and $1,092,174, respectively. The increase in net loss from fiscal 2005 to fiscal 2006 is primarily attributable to (i) a gain of approximately $916,000 recognized in fiscal 2005 upon the sale of the Property owned by Blue Hill (see above under Capital Resources and Liquidity) as compared to a gain of approximately $90,000 recognized in fiscal 2006 upon Registrant’s receipt of the final proceeds upon the dissolution of Blue Hill and (ii) an increase in the State of New Jersey filing fees of approximately $39,000, offset by (i) a gain of approximately $96,000 in fiscal 2006 upon the sale of Registrant’s marketable equity security and (ii) a decrease in equity in loss of investment in local partnerships of approximately $228,000, which decrease is primarily the result of a reduction in the net operating losses of certain Local Partnerships in which Registrant continued to have an investment balance and a decrease in advances being made to certain Local Partnerships that were charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters). The decrease in net loss from fiscal 2004 to fiscal 2005 is primarily attributable to (i) a gain of approximately $916,000 recorded in fiscal 2005 upon the sale of the Property owned by Blue Hill, (ii) a loss recognized in fiscal 2004 of approximately $66,000 on the conversion of an investment in bonds to a marketable equity security resulting from the corporate restructuring of the bond issuer’s debt and (iii) a decrease in equity in loss of investment in local partnerships of approximately $73,000, which decrease is primarily the result of a reduction in the net operating losses of certain Local Partnerships in which Registrant continued to have an investment balance, partially offset by advances being made to certain Local Partnerships during the year ended March 30, 2005 that were charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters), all partially offset by a decrease in interest revenue of approximately $38,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships’ loss from operations of approximately $4,859,000 for the year ended December 31, 2005 includes depreciation and amortization expense of approximately $3,797,000 and interest on non-mandatory debt of approximately $616,000, and does not include principal payments on permanent mortgages of approximately $699,000. The Local Partnerships’ loss from operations of approximately $5,001,000 for the year ended December 31, 2004 includes depreciation and amortization expense of approximately $3,868,000 and interest on non-mandatory debt of approximately $1,186,000, and does not include principal payments on permanent mortgages of approximately $769,000. The Local Partnerships’ loss from operations of approximately $4,282,000 for the year ended December 31, 2003 includes depreciation and amortization expense of approximately $3,996,000 and interest on non-mandatory debt of approximately $755,000, and does not include principal payments on permanent mortgages of approximately $752,000. Revenue of the Local Partnerships has decreased in 2005, in part, as a result of the sale of the Blue Hill Property (which occurred in the third quarter of 2004) and unusually high vacancies at certain of the other Properties. The results of operations of the Local Partnerships for the year ended December 31, 2005 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by all of the Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. As of December 31, 2004, the Compliance Period of all of the Local Partnerships had expired. It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Ten Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, four Local Partnerships have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2005, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

South Drexel incurred an operating deficit of approximately $197,000 for the year ended December 31, 2005 due to vacancies resulting from deferred unit maintenance and associated required capital improvements. As of March 30, 2006, Registrant has advanced $921,951, of which $250,528 was advanced during the year then ended. Registrant’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. In October 2006, the Property owned by South Drexel was sold, whereby Registrant received $613,216. Such amount will be recognized as income by Registrant for the year ended March 30, 2007. The Compliance Period for South Drexel expired prior to such sale and South Drexel has been dissolved.

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property. The Partnership does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2007, Cobbet has accumulated over $6,500,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $20,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due. The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. The Compliance Period for Cobbet has expired.

Hilltop North Associates, A Virginia Limited Partnership (“Hilltop”), sold its underlying Property in September 2005; Registrant did not receive any proceeds and there is no impact on Registrant’s financial statements as a result of such sale. Registrant’s investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period for Hilltop has expired and Hilltop has been dissolved.
Blue Hill sold its underlying Property in August 2004, in connection with which Registrant received proceeds of $89,682 and $1,001,903 during the years ended March 31, 2006 and 2005, respectively. Registrant recognized income as described above under Results of Operations. The Compliance Period in connection with Blue Hill expired prior to such sale and Blue Hill has been dissolved.

In April 2006, Registrant withdrew as a limited partner from Grove Park, in connection with which Registrant received $2,363,851. Such amount will be recognized as income by Registrant for the year ended March 30, 2007. Registrant’s investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995. The Compliance Period in connection with Grove Park expired prior to such withdrawal.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

As of March 30, 2006, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Liabilities:
Payable to General Partner
and Affiliates (1)	$79,095	$79,095	$--	$--	$--

(1)	Such amounts are current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off - Balance Sheet Arrangements

None

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. Registrant plans to adopt SFAS 157 beginning January 1, 2008. Registrant is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Registrant is currently evaluating the impact of SFAS 159 on its financial statements.

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

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. Registrant makes such assessment at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to Registrant and the estimated residual value of the investment.

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities, ” because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties L.P. (the “Partnership”) as of March 30, 2006 and 2005, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the year ended March 30, 2005, we did not audit the financial statements of certain investee partnerships, which investments represent $0 of total assets as of March 30, 2005 and $242,829 of total losses for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2006 and 2005, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
March 11, 2008

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
MARCH 30, 2006 AND 2005

	Notes	2006	2005

ASSETS

Cash and cash equivalents	3,9	$256,337	$724,308
Marketable equity security	4,9		147,286
Prepaid expenses			3,960
Investments in bonds	4,5,8,9	123,644	123,135
Investment in local partnerships	5,8	344,245	444,113
Interest receivable	9	654	684

		$724,880	$1,443,486

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$96,115	$60,263
Payable to general partner and affiliates	6,8	79,095	79,010

		175,210	139,273

Commitments and contingencies	5,8

Partners’ equity (deficit)	2,4

General partner		(360,200)	(353,860)
Limited partners (41,286 units of limited partnership interest outstanding)		910,192	1,537,871
Accumulated other comprehensive income (loss), net		(322)	120,202

		549,670	1,304,213

		$724,880	$1,443,486

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	Notes	2006	2005	2004

REVENUE

Interest		$116,925	$29,592	$67,103
Other income from local partnerships		15,000	7,500	22,500

TOTAL REVENUE		131,925	37,092	89,603

EXPENSES

Administration fees - affiliate	6,8	183,723	183,723	183,723
Management fee - affiliate	6,8	175,466	175,466	175,466
Professional fees		85,779	73,775	85,742
State of New Jersey filing fees		65,548	26,741	47,142
Printing, postage and other		45,357	39,334	23,404

TOTAL EXPENSES		555,873	499,039	515,477

		(423,948)	(461,947)	(425,874)

Loss on conversion of bond to marketable equity
security				(66,150)

Equity in loss of investment in local partnerships	5	(299,753)	(527,452)	(600,150)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(723,701)	(989,399)	(1,092,174)

Gain on disposal of limited partner interests/local partnership properties		89,682	916,094

NET LOSS		(634,019)	(73,305)	(1,092,174)

Other comprehensive income (loss), net	4	(120,524)	76,267	53,059

COMPREHENSIVE INCOME (LOSS)		$(754,543)	$2,962	$(1,039,115)

NET LOSS ATTRIBUTABLE TO	2

General partner		$(6,340)	$(733)	$(10,922)
Limited partners		(627,679)	(72,572)	(1,081,252)

		$(634,019)	$(73,305)	$(1,092,174)

NET LOSS per unit of limited partnership interest (41,286 units of limited partnership interest)		$(15.20)	$(1.76)	$(26.19)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total

Partners' equity (deficit), March 30, 2003	$(342,205)	$2,691,695	$(9,124)	$2,340,366

Net loss	(10,922)	(1,081,252)		(1,092,174)

Other comprehensive income, net			53,059	53,059

Partners' equity (deficit), March 30, 2004	(353,127)	1,610,443	43,935	1,301,251

Net loss	(733)	(72,572)		(73,305)

Other comprehensive income, net			76,267	76,267

Partners' equity (deficit), March 30, 2005	(353,860)	1,537,871	120,202	1,304,213

Net loss	(6,340)	(627,679)		(634,019)

Other comprehensive loss, net			(120,524)	(120,524)

Partners' equity (deficit), March 30, 2006	$(360,200)	$910,192	$(322)	$549,670

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$16,158	$16,695	$67,248
Cash paid for
administration fees	(183,638)	(183,682)	(183,764)
management fee	(175,466)	(175,466)	(175,460)
professional fees	(82,916)	(75,369)	(77,149)
State of New Jersey filing fee	(33,312)	(60,986)	(91,857)
printing, postage and other expenses	(40,644)	(39,334)	(22,403)

Net cash used in operating activities	(499,818)	(518,142)	(483,385)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	65,643	18,607	25,000
Proceeds in connection with disposal of limited partner interests/local partnership properties	89,682	1,001,903
Advances to local partnerships	(250,528)	(374,837)	(114,149)
Investments in bonds			(486,983)
Maturities/redemptions and sales of bonds and marketable equity security	127,050	520,250	1,023,585

Net cash provided by investing activities	31,847	1,165,923	447,453

Net increase (decrease) in cash and cash equivalents	(467,971)	647,781	(35,932)

Cash and cash equivalents at beginning of year	724,308	76,527	112,459

CASH AND CASH EQUIVALENTS AT END OF YEAR	$256,337	$724,308	$76,527

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds and marketable equity security, net	$(120,524)	$76,267	$53,059

See reconciliation of net loss to net cash used in operating activities on page 21.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	2006	2005	2004

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(634,019)	$(73,305)	$(1,092,174)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	299,753	527,452	600,150
Gain on disposal of limited partner interests/local partnership properties	(89,682)	(916,094)
Gain on redemptions and sales of bonds and marketable equity security	(96,200)	(9,984)	(11,707)
Loss on conversion of bond to marketable equity security			66,150
Distributions from local partnerships classified as other income	(15,000)	(7,500)	(22,500)
Amortization of net premium on investments in bonds	263	2,722	4,788
Accretion of zero coupon bonds	(4,860)	(10,048)	(17,545)
Decrease (increase) in prepaid expenses	3,960	(3,960)
Decrease in interest receivable	30	4,413	24,609
Increase (decrease) in accounts payable and accrued expenses	35,852	(31,879)	(35,121)
Increase (decrease) in payable to general partner and affiliates	85	41	(35)

NET CASH USED IN OPERATING ACTIVITIES	$(499,818)	$(518,142)	$(483,385)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2006, 2005 AND 2004

1. Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties L.P. (the "Partnership") was formed on February 12, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on August 19, 1988. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership has invested in one Property that also qualified for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties L.P. (the "General Partner") was formed on February 10, 1988 to act as a general partner of the Partnership.

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

Investment in Local Partnerships

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is generally recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.

The Partnership assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to the Partnership and the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because the Partnership is not considered the primary beneficiary. The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the local general partners.

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
MARCH 30, 2006, 2005 AND 2004

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

Investments in Bonds and Marketable Equity Security

Investments in bonds and marketable equity security are classified as available-for-sale; the Partnership intends to hold such investments for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds and marketable equity security are carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners’ equity (deficit).

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

Income Taxes

No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Partnership plans to adopt SFAS 157 beginning January 1, 2008. The Partnership is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of SFAS 159 on its financial statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

2. Capital Contributions

On May 11, 1988, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent"). On August 19, 1988 and November 15, 1988, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted limited partners to the Partnership in two closings. At these closings, subscriptions for a total of 41,286 Units representing $41,286,000 in limited partners’ capital contributions were accepted. In connection with the offering of Units, the Partnership incurred organization and offering costs of $4,781,252, of which $75,000 was capitalized as organization costs and $4,706,252 was charged to the limited partners' equity as syndication costs. The Partnership received a capital contribution of $100 from the General Partner.

Net loss is allocated 99% to the limited partners and 1% to the General Partner in accordance with the Partnership Agreement.

3. Cash and Cash Equivalents

As of March 30, 2006, the Partnership has $256,337 in cash and cash equivalents that are deposited in an interest-bearing account.

4. Investments in Bonds and Marketable Equity Security

As of March 30, 2006, certain information concerning investments in bonds and marketable equity security is as follows:

Description and maturity	Amortized cost	Gross unrealized Gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$21,238	$37	$(125)	$21,150

U.S. government and agency securities
After one year through five years	102,728	--	(234)	102,494

	$123,966	$37	$(359)	$123,644

The marketable equity security held as of March 30, 2005 was sold during the year ended March 30, 2006 and the accompanying statement of operations for the year ended March 30, 2006 includes a gain on sale of $96,200, which amount is included in interest revenue (see Note 1).

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

4. Investments in Bonds and Marketable Equity Security (continued)

As of March 30, 2005, certain information concerning investments in bonds and marketable equity security is as follows:

Description and maturity	Amortized cost	Gross unrealized Gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$1,017	$26	$--	$1,043
After one year through five years	21,482	698	--	22,180

	22,499	724	--	23,223

U.S. government and agency securities
After one year through five years	97,870	2,042	--	99,912

	$120,369	$2,766	$--	$123,135

Marketable equity security	$29,850	$117,436	$--	$147,286

5. Investment in Local Partnerships

As of March 30, 2006, the Partnership owns a limited partnership interest in the following Local Partnerships:

1.	4611 South Drexel Limited Partnership (“South Drexel”)*;
2.	Cityside Apartments, L.P.*;
3.	Cobbet Hill Associates Limited Partnership (“Cobbet”)*;
4.	Dunbar Limited Partnership;
5.	Dunbar Limited Partnership No. 2;
6.	Federal Apartments Limited Partnership;
7.	Golden Gates Associates;
8.	Grove Park Housing, A California Limited Partnership (“Grove Park”);
9.	Gulf Shores Apartments Ltd.;
10.	Madison-Bellefield Associates;
11.	Pine Hill Estates Limited Partnership;
12.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);
13.	Vista del Mar Limited Dividend Partnership L.P.; and
14.	Winnsboro Homes Limited Partnership.

*An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5. Investment in Local Partnerships (continued)

Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita; the ownership percentages of the Partnership and ATCP II of Santa Juanita are 34.64% and 64.36%, respectively.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership’s partnership agreements, the Partnership has made capital contributions in the aggregate amount of $35,881,279, which includes advances to certain Local Partnerships. As of December 31, 2005, the Local Partnerships have outstanding mortgage loans payable totaling approximately $62,435,000 and accrued interest payable on such loans totaling approximately $9,517,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $4,046,200, $4,385,221 and $3,583,130 for the years ended December 31, 2005, 2004 and 2003, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

The combined balance sheets of the Local Partnerships as of December 31, 2005 and 2004 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2005, 2004 and 2003 are reflected on pages 27 and 28, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5. Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2005 and 2004 are as follows:

	2005	2004
ASSETS

Cash and cash equivalents	$573,309	$1,657,083
Rents receivable	171,065	225,796
Escrow deposits and reserves	3,365,243	2,765,158
Land	3,498,222	3,738,736
Buildings and improvements (net of accumulated depreciation of $55,529,671 and $54,404,223)	38,533,369	43,943,944
Intangible assets (net of accumulated amortization of $735,918 and $727,211)	1,122,318	1,249,973
Other assets	725,132	1,136,876

	$47,988,658	$54,717,566
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,199,338	$1,334,249
Due to related parties	6,136,219	6,300,083
Mortgage loans	62,434,670	64,965,862
Notes payable	1,109,543	929,066
Accrued interest	9,517,217	8,482,445
Other liabilities	286,442	370,402

	80,683,429	82,382,107
Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	26,446,489	30,627,345
Cumulative loss	(25,790,380)	(28,378,994)

	656,109	2,248,351
General partners and other limited partners
Capital contributions, net of distributions	1,109,087	990,687
Cumulative loss	(34,459,967)	(30,903,579)

	(33,350,880)	(29,912,892)

	(32,694,771)	(27,664,541)

	$47,988,658	$54,717,566

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5. Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
REVENUE

Rental	$12,226,909	$14,353,563	$15,327,981
Interest and other	263,002	398,937	705,336

TOTAL REVENUE	12,489,911	14,752,500	16,033,317

EXPENSES

Administrative	2,604,667	2,914,943	3,133,755
Utilities	1,468,264	1,521,566	1,636,803
Operating and maintenance	3,254,068	3,939,366	4,384,324
Taxes and insurance	1,272,237	1,554,534	1,368,401
Financial	4,953,038	5,954,816	5,796,716
Depreciation and amortization	3,796,863	3,867,897	3,995,651

TOTAL EXPENSES	17,349,137	19,753,122	20,315,650

Loss from operations before gain on sale of local partnership property	(4,859,226)	(5,000,622)	(4,282,333)

Gain on sale of local partnership property	452,366	2,123,056

NET LOSS	$(4,406,860)	$(2,877,566)	$(4,282,333)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties L.P.*	$(299,753)	$1,574,374	$(600,150)
General partners and other limited partners, which includes Partnership loss in excess of investment of $4,046,200, $4,385,221 and $3,583,130	(4,107,107)	(4,451,940)	(3,682,183)

	$(4,406,860)	$(2,877,566)	$(4,282,333)

*2004 amount includes an allocation on the gain on sale of property of $2,101,825. The net loss allocation from operations for the year ended December 31, 2004 is $527,452.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2006 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2005	Investments during the year ended March 30, 2006	Partnership's equity in loss for the year ended December 31, 2005	Gain on sale of local partnership property during the year ended March 30, 2006	Cash distributions received during the year ended March 30, 2006 (3)	Investment in Local Partnership balance as of March 30, 2006

4611 South Drexel Limited Partnership	$--	$250,528	$(250,528(2))	$--	$--	$--
Blue Hill Housing Limited Partnership	--	--	--(4)	89,682	(89,682)	--
Cityside Apartments, L.P.	--	--	--(1)	--	--	--
Cobbet Hill Associates Limited Partnership	--	--	--(1)	--	--	--
Dunbar Limited Partnership	--	--	--(1)	--	--	--
Dunbar Limited Partnership No. 2	--	--	--(1)	--	--	--
Federal Apartments Limited Partnership	--	--	--(1)	--	--	--
Golden Gates Associates	--	--	--(1)	--	--	--
Grove Park Housing, A California Limited Partnership	--	--	--(1)	--	--	--
Gulf Shores Apartments Ltd.	--	--	--(1)	--	--	--
Hilltop North Associates, A Virginia Limited Partnership	--	--	--(1)	--	--	--
Madison-Bellefield Associates	444,113	--	(49,225)	--	(50,643)	344,245
Pine Hill Estates Limited Partnership	--	--	--(1)	--	--	--
Santa Juanita Limited Dividend Partnership L.P.	--	--	--(1)	--	--	--
Vista del Mar Limited Dividend Partnership L.P.	--	--	--(1)	--	--	--
Winnsboro Homes Limited Partnership	--	--	--(1)	--	--	--

	$444,113	$250,528	$(299,753)	$89,682	$(140,325)	$344,245

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)	The total excludes $15,000 of distributions received classified as other income from local partnerships.
(4)	Blue Hill was dissolved in calendar 2005; the Partnership received $89,682 upon dissolution.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2005 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2004	Investments during the year ended March 30, 2005	Partnership's equity in loss for the year ended December 31, 2004	Gain on sale of local partnership property during the year ended March 30, 2005	Cash distributions received during the year ended March 30, 2005 (3)	Investment in Local Partnership balance as of March 30, 2005

4611 South Drexel Limited Partnership	$--	$132,008	$(132,008) (2)	$--	$--	$--
Blue Hill Housing Limited Partnership	323,753	--	(237,944)	916,094	(1,001,903)	--
Cityside Apartments, L.P.	--	--	--(1)	--	--	--
Cobbet Hill Associates Limited Partnership	--	242,829	(242,829) (1)	--	--	--
Dunbar Limited Partnership	--	--	--(1)	--	--	--
Dunbar Limited Partnership No. 2	--	--	--(1)	--	--	--
Federal Apartments Limited Partnership	--	--	--(1)	--	--	--
Golden Gates Associates	--	--	--(1)	--	--	--
Grove Park Housing, A California Limited Partnership	--	--	--(1)	--	--	--
Gulf Shores Apartments Ltd.	--	--	--(1)	--	--	--
Hilltop North Associates, A Virginia Limited Partnership	--	--	--(1)	--	--	--
Madison-Bellefield Associates	369,891	--	85,329	--	(11,107)	444,113
Pine Hill Estates Limited Partnership	--	--	--(1)	--	--	--
Santa Juanita Limited Dividend Partnership L.P.	--	--	--(1)	--	--	--
Vista del Mar Limited Dividend Partnership L.P.	--	--	--(1)	--	--	--
Winnsboro Homes Limited Partnership	--	--	--(1)	--	--	--

	$693,644	$374,837	$(527,452)	$916,094	$(1,013,010)	$444,113

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)	The total excludes $7,500 of distributions received classified as other income from local partnerships.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5. Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2005 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

4611 South Drexel Limited Partnership	$1,230,387	$64,408	$1,896,003	$(1,032,016)
Cityside Apartments, L.P.	6,974,387	131,591	13,811,817	(8,195,513)
Cobbet Hill Associates Limited Partnership	13,327,597	504,683	16,943,018	(10,269,006)
Dunbar Limited Partnership	4,914,020	117,126	6,825,218	(3,708,421)
Dunbar Limited Partnership No. 2	5,244,762	131,920	7,301,449	(4,166,111)
Federal Apartments Limited Partnership	5,839,068	279,750	9,007,592	(5,281,866)
Golden Gates Associates	4,416,424	29,585	5,879,191	(3,666,555)
Grove Park Housing, A California Limited Partnership	6,587,625	956,952	7,676,667	(4,498,288)
Gulf Shores Apartments Ltd.	1,455,365	172,800	1,784,516	(1,107,837)
Madison-Bellefield Associates	2,704,644	245,000	6,069,091	(3,628,034)
Pine Hill Estates Limited Partnership	2,248,445	40,000	3,926,195	(2,375,018)
Santa Juanita Limited Dividend Partnership L.P.	1,381,792	228,718	2,462,040	(1,396,142)
Vista del Mar Limited Dividend Partnership L.P.	4,909,288	565,689	8,652,569	(5,125,327)
Winnsboro Homes Limited Partnership	1,200,866	30,000	1,827,674	(1,079,537)

	$62,434,670	$3,498,222	$94,063,040	$(55,529,671)

Property information for each Local Partnership as of December 31, 2004 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

4611 South Drexel Limited Partnership	$1,252,225	$64,408	$1,869,153	$(963,676)
Blue Hill Housing Limited Partnership	--	--	--	--
Cityside Apartments, L.P.	7,119,462	131,591	13,786,099	(7,693,241)
Cobbet Hill Associates Limited Partnership	13,478,452	504,683	16,860,144	(9,638,938)
Dunbar Limited Partnership	4,918,382	117,126	6,703,482	(3,450,709)
Dunbar Limited Partnership No. 2	5,248,223	131,920	7,192,670	(3,892,211)
Federal Apartments Limited Partnership	4,639,955	279,750	8,609,269	(4,989,788)
Golden Gates Associates	4,457,721	29,585	5,821,145	(3,455,306)
Grove Park Housing, A California Limited Partnership	6,616,415	956,952	7,676,667	(4,219,168)
Gulf Shores Apartments Ltd.	1,461,222	172,800	1,784,516	(1,043,424)
Hilltop North Associates, A Virginia Limited Partnership	3,051,805	240,514	5,139,385	(2,309,081)
Madison-Bellefield Associates	2,849,038	245,000	6,048,244	(3,407,011)
Pine Hill Estates Limited Partnership	2,273,376	40,000	3,921,634	(2,232,502)
Santa Juanita Limited Dividend Partnership L.P.	1,399,015	228,718	2,457,402	(1,298,650)
Vista del Mar Limited Dividend Partnership L.P.	4,982,614	565,689	8,650,683	(4,797,697)
Winnsboro Homes Limited Partnership	1,217,957	30,000	1,827,674	(1,012,821)

	$64,965,862	$3,738,736	$98,348,167	$(54,404,223)

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5. Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2005 is as follows:

	Balance as of December 31, 2004	Net change during the year ended December 31, 2005	Balance as of December 31, 2005
Land	$3,738,736	$(240,514)	$3,498,222
Buildings and improvements	98,348,167	(4,285,127)	94,063,040
	102,086,903	(4,525,641)	97,561,262
Accumulated depreciation	(54,404,223)	(1,125,448)	(55,529,671)

	$47,682,680	$(5,651,089)	$42,031,591

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property. The Partnership does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2007, Cobbet has accumulated over $6,500,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $20,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due. The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

The Partnership advanced $250,528, $132,008 and $114,149 during the years ended March 30, 2006, 2005 and 2004, respectively, to South Drexel to fund operating deficits, which includes making necessary capital improvements to the property. Cumulative advances to South Drexel are $921,951 and $671,423 as of March 30, 2006 and 2005, respectively. The Partnership’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by the Partnership have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. In October 2006, the Property owned by South Drexel was sold, whereby the Partnership received $613,216. The Partnership will recognize a gain of such amount for the year ended March 30, 2007.

Hilltop North Associates, A Virginia Limited Partnership (“Hilltop”), sold its underlying Property in September 2005, in connection with which Hilltop recognized a gain of $454,866; the Partnership did not receive any proceeds and there is no impact on the Partnership’s financial statements as a result of such sale. The Partnership’s investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999.

Blue Hill sold its underlying Property in August 2004, in connection with which Blue Hill recognized a gain of $2,123,056. The Partnership received proceeds of $89,682 and $1,001,903 during the years ended March 31, 2006 and 2005, respectively, and recognized gains in those years of $89,682 and $916,094, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5. Investment in Local Partnerships (continued)

The Partnership withdrew as a limited partner in Grove Park in April 2006 and received $2,363,851. The Partnership will recognize a gain of such amount for the year ended March 30, 2007. The Partnership’s investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995.

6. Transactions with General Partner and Affiliates

For the years ended March 30, 2006, 2005 and 2004, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2006		2005		2004
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fee (see Note 8)	$175,466	$175,466	$175,466	$175,466	$175,460	$175,466

Administration fees (see Note 8)	183,638	183,723	183,682	183,723	183,764	183,723

For the years ended December 31, 2005, 2004 and 2003, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

	2005		2004		2003
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$88,759	$86,813	$85,635	$86,928	$84,947	$87,173

Insurance premiums and other services	71,938	71,965	74,943	107,682	163,996	160,726

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

7.Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2006, 2005 and 2004 to the tax return net loss for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2006	2005	2004

Financial statement net loss for the years ended March 30, 2006, 2005 and 2004	$(634,019)	$(73,305)	$(1,092,174)

Add (less) net transactions occurring between
January 1, 2003 to March 30, 2003	--	--	(70,557)
January 1, 2004 to March 30, 2004	--	(91,703)	91,703
January 1, 2005 to March 30, 2005	(45,258)	45,258	--
January 1, 2006 to March 30, 2006	139,055	--	--

Adjusted financial statement net loss for the years ended December 31, 2005, 2004 and 2003	(540,222)	(119,750)	(1,071,028)

Differences arising from equity in loss of investment in local partnerships	(3,114,023)	(3,536,900)	(2,916,158)

Gain on sale of local partnership properties	1,252,952	637,254	--

Other income from local partnerships	(12,500)	(18,750)	(23,750)

Other differences	(35,504)	22,860	(9,285)

Tax return net loss for the years ended December 31, 2005, 2004 and 2003	$(2,449,297)	$(3,015,286)	$(4,020,221)

The differences between the investment in local partnerships for tax return and financial reporting purposes as of December 31, 2005 and 2004 are as follows:

	2005	2004

Investment in local partnerships - financial reporting	$344,245	$444,113
Investment in local partnerships - tax	(27,717,241)	(25,549,484)

	$28,061,486	$25,993,597

Payable to general partner and affiliates in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

8. Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (“Management Fee”) in the amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The Partnership incurred a Management Fee of $175,466 for each of the three years ended March 30, 2006. Unpaid Management Fees in the amount of $43,867 are included in payable to general partner and affiliates in the accompanying balance sheets as of both March 30, 2006 and 2005.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Pursuant to an agreement with the General Partner, the Partnership incurs an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee (“Additional Administration Fee”) in the amount of $30,965 for administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years ended March 30, 2006. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations. Unpaid Administration Fees in the amount of $35,228 and $35,143 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2006 and 2005, respectively.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Ten Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, four Local Partnerships have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

In connection with Cobbet’s financing, the Partnership had provided collateral to secure a letter of credit in the amount of $242,529, which had been established for the purpose of covering future operating deficits, if any, of Cobbet. The lender drew directly from the letter of credit in full in June 2004.

9. Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Investments in Bonds and Marketable Equity Security

Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

9. Fair Value of Financial Instruments (continued)

Interest Receivable

The carrying amount approximates fair value due to the terms of the underlying investments.

The estimated fair value of the Partnership’s financial instruments as of March 30, 2006 and 2005 are disclosed elsewhere in the financial statements.

10. Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006

Total revenue	$10,215	$10,673	$104,288	$6,749

Expenses	(128,807)	(141,975)	(139,287)	(145,804)

Gain on sale of local
partnership property	--	--	89,682	--

Equity in loss of investment
in local partnerships	(72,474)	(65,162)	(78,245)	(83,872)

Net loss	(191,066)	(196,464)	(23,562)	(222,927)

Net loss per unit of
limited partnership interest	(4.58)	(4.71)	(0.57)	(5.34)

2005

Total revenue	$14,847	$14,051	$3,440	$4,754

Expenses	(135,976)	(130,751)	(144,851)	(87,461)

Gain on sale of local
partnership property	--	873,052	5,593	37,449

Equity in income (loss) of investment
in local partnerships	(393,210)	(111,895)	40,635	(62,982)

Net income (loss)	(514,339)	644,457	(95,183)	(108,240)

Net income (loss) per unit of
limited partnership interest	(12.33)	15.45	(2.28)	(2.60)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of March 30, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of March 30, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended March 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax. The executive officers and director of Richman Tax are:

Name	Served in present capacity since [1]	Position held

Richard Paul Richman	February 10, 1988	Director
David A. Salzman	February 2, 2001	President
Neal Ludeke	February 10, 1988	Vice President and Treasurer
Gina K. Dodge	February 10, 1988	Secretary

1 Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 60, is the sole Director of Richman Tax. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 47, is the President of Richman Tax and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group since October 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

Neal Ludeke, age 49, is a Vice President and Treasurer of Richman Tax. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina K. Dodge, age 51, is the Secretary of Richman Tax. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Item 10. Directors and Executive Officers of the Registrant (continued)

Registrant is not aware of any family relationship between its director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, the sole Director of Richman Tax, Mr. Ludeke and Charles Krafnick, Assistant Treasurer of Richman Tax, act as the audit committee of the Registrant. Mr. Richman is deemed to be an audit committee financial expert and is not independent of the Registrant.

The Board of Director of Richman Tax has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any compensation and did not pay any such compensation during the year ended March 30, 2006. During the year ended March 30, 2006, Richman Tax did not pay any compensation to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

An affiliate of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, is the owner of 2,835 Units, representing approximately 6.9% of all such Units. As of May 31, 2007, no person or entity, other than an affiliate of Everest Properties, Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax is wholly-owned by Richard Paul Richman.

Item 13. Certain Relationships and Related Transactions with Management

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” herein.

Transactions with General Partner and Affiliates

The net tax loss generated by Registrant during the year ended December 31, 2005 allocated to the General Partner was $24,493. The net tax loss generated by the General Partner during the year ended December 31, 2005 (from the allocation of Registrant discussed above) and allocated to Richman Tax was $16,654.

Indebtedness of Management

No officer or director of Richman Tax or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2006.

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2006 and 2005:

	2006	2005

Audit Fees	$49,126	$46,263
Audit-Related Fees	--	--
Tax Fees	$11,893	$11,000
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2006 and 2005.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2006 and 2005 principal accountant fees and services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Financial Statements, Financial Statement Schedules and Exhibits

(1)  Financial Statements

See Item 8 - “Financial Statements and Supplementary Data.”

(2)  Financial Statement Schedules

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(3)  Exhibits

Incorporated by
	Exhibit	Reference to

3.1	Certificate of Limited Partnership of Registrant	Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-11 dated April 29, 1988 (File No. 33-20391)

10.1	4611 South Drexel Limited Partnership Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1989 (File No. 0-17619)

10.2	B & V, Ltd. Fourth Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.3	B & V Phase I, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1994 (File No. 0-17619)

10.4	B & V Phase I, Ltd. Assignment of Partnership Interests, Assumption of Responsibilities, and Waiver of Conditions	Exhibit 10.4 to Form 10-K Report dated March 30, 1997 (File No. 0-17619)

10.5	Blue Hill Housing Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.6	Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.7	Amendment No. 1 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-K Report dated March 30, 1992 (File No. 0-17619)

10.8	Amendment No. 2 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report dated March 30, 1992 (File No. 0-17619)

Incorporated by
	Exhibit	Reference to

10.9	Amendment No. 3 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report dated March 30, 1992 (File No. 0-17619)

10.10	Cobbet Hill Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.11	Cobbet Hill Associates Limited Partnership First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1993 (File No. 0-17619)

10.12	Cobbet Hill Associates Limited Partnership Second Amendment to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.9 to Form 10-K Report dated March 30, 1993 (File No. 0-17619)

10.13	Dunbar Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.14	Dunbar Limited Partnership No. 2 Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.15	Erie Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 10-K Report dated March 30, 1989 (File No. 33-20391)

10.16	Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.17	First Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.14 to Form 10-K Report dated March 30, 1993 (File No. 0-17619)

10.18	Second Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report dated March 30, 1993 (File No. 0-17619)

10.19	Golden Gates Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.20	Grove Park Housing, A California Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

	Exhibit	Incorporated by Reference to

10.21	Gulf Shores Apartments Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-K Report dated March 30, 1989 (File No. 33-20391)

10.22	Hilltop North Associates, A Virginia Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.12 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.23	Madison-Bellefield Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.24	Amended and Restated Articles of Partnership in Commendam of Pine Hill Estates Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1989 (File No. 0-17619)

10.25	Santa Juanita Limited Dividend Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated December 30, 1989 (File No. 0-17619)

10.26	Second Amendment of Limited Partnership of Santa Juanita Limited Dividend Partnership and Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report dated March 30, 1994 (File No. 0-17619)

10.27	Amendment No. 1 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.24 hereof.)	Exhibit 10.1 to Form 10-Q Report dated September 29, 1995 (File No. 0-17619)

10.28	Amendment No. 2 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1995 (File No. 0-17619)

10.29	Vista Del Mar Limited Dividend Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-K Report dated March 30, 1989 (File No. 33-20391)

10.30	Certificate of Amendment of Limited Partnership of Vista Del Mar Limited Dividend Partnership and Amendment No. 1 to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.25 to Form 10-K Report dated March 30, 1994 (File No. 0-17619)

10.31	Amendment No. 1 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.28 hereof.)	Exhibit 10.3 to Form 10-Q Report dated September 29, 1995 (File No. 0-17619)

10.32	Amendment No. 2 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated September 29, 1995 (File No. 0-17619)

	Exhibit	Incorporated by Reference to

10.33	Amended and Restated Articles of Partnership in Commendam of Winnsboro Homes Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1989 (File No. 0-17619)

10.34	The B & V, Ltd. Investment Agreement	Exhibit 10.2 to Form 10-Q Report dated September 29, 1994 (File No. 0-17619)

10.35	The B & V Phase I, Ltd. Investment Agreement	Exhibit 10.3 to Form 10-Q Report dated September 29, 1994 (File No. 0-17619)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.22	Pages 21 through 35, 51 through 75 and 89 through 91 of Prospectus dated May 6, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 28 to Form 10-K Report dated March 30, 1989 (File No. 33-20391)

99.23	Pages 16 through 19 of Prospectus dated May 6, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 28.2 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

99.24	Supplement No. 1 dated August 11, 1988 to Prospectus	Exhibit 28.3 to Form 10-K Report dated March 30, 1991 (File No. 0-17619)

99.25	Supplement No. 2 dated September 20, 1988 to Prospectus	Exhibit 28.4 to Form 10-K Report dated March 30, 1991 (File No. 0-17619)

*99.26	Independent Auditors’ Report of Cobbet Hill Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004

*99.27	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004

*Filed herewith.

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES L.P. (a Delaware limited partnership)

By:	Richman Tax Credit Properties L.P., General Partner

By:	Richman Tax Credit Properties Inc., general partner

Dated: March 14, 2008	/s/ David Salzman
David Salzman Chief Executive Officer

Dated: March 14, 2008	/s/ Neal Ludeke
Neal Ludeke Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Salzman	Chief Executive Officer of the general	March 14, 2008
(David Salzman)	partner of the General Partner

/s/ Neal Ludeke	Chief Financial Officer of the general	March 14, 2008
(Neal Ludeke)	partner of the General Partner

/s/ Richard Paul Richman	Director of the general partner of the	March 14, 2008
(Richard Paul Richman)	General Partner