Form 10-Q
period 2006-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2008-03-14
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Yes ☐  No ☒

As of February 2008, there are 41,286 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

		June 29,	March 30,
	Notes	2006	2006

ASSETS

Cash and cash equivalents		$2,541,739	$256,337
Investments in bonds	2	107,408	123,644
Investment in local partnerships	3	270,268	344,245
Prepaid expenses		13,362
Interest receivable		52	654

		$2,932,829	$724,880

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$83,321	$96,115
Payable to general partner and affiliates		162,698	79,095

		246,019	175,210

Commitments and contingencies	3,4

Partners' equity (deficit)

General partner		(338,826)	(360,200)
Limited partners (41,286 units of limited partnership interest outstanding)		3,026,193	910,192
Accumulated other comprehensive loss, net	2	(557)	(322)

		2,686,810	549,670

		$2,932,829	$724,880

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2006 AND 2005
(UNAUDITED)

	Notes	2006	2005

REVENUE

Interest		$21,489	$5,215
Other income from local partnerships			5,000

TOTAL REVENUE		21,489	10,215

EXPENSES

Administration fee		45,931	45,931
Management fee		43,867	43,867
Professional fees		19,024	19,490
State of New Jersey filing fee		13,362	9,837
Printing, postage and other		9,040	9,682

TOTAL EXPENSES		131,224	128,807

		(109,735)	(118,592)

Equity in loss of investment in local partnerships	3	(116,741)	(72,474)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(226,476)	(191,066)

Gain on disposal of limited partner interests/local partnership properties	3	2,363,851

NET INCOME (LOSS)		2,137,375	(191,066)

Other comprehensive income (loss), net	2	(235)	18,350

COMPREHENSIVE INCOME (LOSS)		$2,137,140	$(172,716)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner		$21,374	$(1,911)
Limited partners		2,116,001	(189,155)

		$2,137,375	$(191,066)

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)		$51.25	$(4.58)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$21,092	$4,550
Cash paid for
administration fee	(6,195)	(6,616)
professional fees	(3,542)	(4,745)
State of New Jersey filing fee	(55,000)	(16,318)
printing, postage and other expenses	(9,040)	(9,682)

Net cash used in operating activities	(52,685)	(32,811)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships	(55,584)	(45,926)
Proceeds in connection with disposal of limited partner interests/local partnership properties	2,363,851
Cash distributions from local partnerships	12,820	55,643
Proceeds from maturities/redemptions and sales of bonds	17,000

Net cash provided by investing activities	2,338,087	9,717

Net increase (decrease) in cash and cash equivalents	2,285,402	(23,094)

Cash and cash equivalents at beginning of period	256,337	724,308

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,541,739	$701,214

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds and marketable equity security, net	$(235)	$18,350

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
THREE MONTHS ENDED JUNE 29, 2006 AND 2005
(UNAUDITED)

	2006	2005

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$2,137,375	$(191,066)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships	116,741	72,474
Gain on disposal of limited partner interests/local partnership properties	(2,363,851)
Distributions from local partnerships classified as other income		(5,000)
Amortization of net premium on investments in bonds	214	63
Accretion of zero coupon bonds	(1,213)	(1,213)
Increase in prepaid expenses	(13,362)	(6,481)
Decrease in interest receivable	602	485
Increase (decrease) in accounts payable and accrued expenses	(12,794)	14,745
Increase in due to general partner and affiliates	83,603	83,182

NET CASH USED IN OPERATING ACTIVITIES	$(52,685)	$(32,811)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2006
(UNAUDITED)

1.	Basisof Presentatio

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2006 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2006 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.	Investments in Bonds

As of June 29, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$4,025	$10	$--	$4,035

U.S. government and agency securities
After one year through five years	103,940	--	(567)	103,373

	$107,965	$10	$(567)	$107,408

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships

The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $35,936,863, which includes advances made to certain Local Partnerships. As of June 29, 2006, the Partnership holds an interest in fourteen Local Partnerships that have, as of March 31, 2006, outstanding mortgage loans payable totaling approximately $62,209,000 and accrued interest payable on such loans totaling approximately $9,615,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three months ended June 29, 2006, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2006	$344,245

Equity in loss of investment in local partnerships	(116,741	)*

Cash distributions received from Local Partnerships	(12,820)

Advances to Local Partnerships	55,584

Investment in local partnerships as of June 29, 2006	$270,268

*
Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $856,806 for the three months ended March 31, 2006 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2006 and December 31, 2005 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2006 and 2005 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005

ASSETS

Cash and cash equivalents	$592,524	$573,309
Rents receivable	231,263	171,065
Escrow deposits and reserves	3,184,731	3,365,243
Land	3,498,222	3,498,222
Buildings and improvements (net of accumulated depreciation of $56,424,324 and $55,529,671)	37,808,409	38,533,369
Intangible assets (net of accumulated amortization of $748,611 and $735,918)	1,109,625	1,122,318
Other assets	717,578	725,132

	$47,142,352	$47,988,658

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,136,958	$1,199,338
Due to related parties	6,348,225	6,136,219
Mortgage loans	62,208,690	62,434,670
Notes payable	1,103,273	1,109,543
Accrued interest	9,615,071	9,517,217
Other liabilities	330,690	286,442

	80,742,907	80,683,429
Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	26,518,789	26,446,489
Cumulative loss	(25,907,121)	(25,790,380)

	611,668	656,109
General partners and other limited partners
Capital contributions, net of distributions	1,109,087	1,109,087
Cumulative loss	(35,321,310)	(34,459,967)

	(34,212,223)	(33,350,880)

	(33,600,555)	(32,694,771)

	$47,142,352	$47,988,658

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005

REVENUE

Rental	$3,070,180	$3,105,439
Interest and other	69,319	59,555

TOTAL REVENUE	3,139,499	3,164,994

EXPENSES

Administrative	608,112	654,192
Utilities	514,899	421,373
Operating and maintenance	745,790	776,215
Taxes and insurance	323,371	347,726
Financial	1,015,218	1,578,022
Depreciation and amortization	910,193	892,220

TOTAL EXPENSES	4,117,583	4,669,748

NET LOSS	$(978,084)	$(1,504,754)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties L.P.	$(116,741)	$(72,474)
General partners and other limited partners, which includes $856,806 and $1,406,457 of Partnership loss in excess of investment	(861,343)	(1,432,280)

	$(978,084)	$(1,504,754)

The combined results of operations of the Local Partnerships for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
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

The Partnership withdrew as a limited partner in Grove Park Housing, A California Limited Partnership (“Grove Park”) in April 2006 and received $2,363,851. The Partnership recognized a gain of such amount reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the three months ended June 29, 2006. The Partnership’s investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995.

The Partnership advanced $55,584 during the three months ended June 29, 2006 to 4611 South Drexel Limited Partnership (“South Drexel”) to fund operating deficits, which includes making necessary capital improvements to the Property. Cumulative advances as of June 29, 2006 are $977,535. The Partnership’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. In October 2006, the Property owned by South Drexel was sold, whereby the Partnership received $613,216. The Partnership will recognize a gain in the period of the sale.

4.	Additional Information

Additional information, including the audited March 30, 2006 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2006 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2006, American Tax Credit Properties L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2006 resulting primarily from $2,363,851 received in connection with the disposal of its limited partner interest in Grove Park Housing, A California Limited Partnership (“Grove Park”) (see discussion below under Local Partnership Matters). Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) which qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2006, Registrant received cash from the disposal of its limited partnership interest in Grove Park, interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to a Local Partnership (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $2,269,000 during the three months ended June 29, 2006 (which includes accretion of zero coupon bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2006, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2006 of $116,741 and cash distributions received from Local Partnerships of $12,820 (excluding the amount received in connection with registrant’s disposal of its limited partner interest in Grove Park), partially offset by advances made to a Local Partnership of $55,584 (see discussion below under Local Partnership Matters).

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

Registrant’s operations for the three months ended June 29, 2006 and 2005 resulted in net income (loss) of $2,137,375 and $(191,066), respectively. The net income in fiscal 2006 was the result of the gain on the disposal of limited partnership interest of approximately $2,364,000 in connection with Grove Park (see discussion below under Local Partnership Matters). In addition, Registrant experienced an increase in equity in loss of investment in local partnerships of approximately $44,000, which increase is primarily the result of an increase in the net operating losses of a certain Local Partnership in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the three months ended June 29, 2006 and 2005 resulted from a net unrealized gain (loss) on investments in bonds of $(235) and $18,350, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $978,000 for the three months ended March 31, 2006 was attributable to rental and other revenue of approximately $3,139,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,207,000 and approximately $910,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,505,000 for the three months ended March 31, 2005 was attributable to rental and other revenue of approximately $3,165,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,778,000 and approximately $892,000 of depreciation and amortization expense. Expenses of the Local Partnerships have decreased in 2006, in part, as a result of the sale of the Property owned by Hilltop North Associates, A Virginia Limited Partnership in September 2005. The results of operations of the Local Partnerships for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected in future periods.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2006, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

Registrant advanced $55,584 during the three months ended June 29, 2006 to 4611 South Drexel Limited Partnership (“South Drexel”) to fund operating deficits, which includes making necessary capital improvements to the Property. Cumulative advances as of June 29, 2006 are $977,535. The Partnership’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. In October 2006, the Property owned by South Drexel was sold, whereby Registrant received $613,216. Registrant will recognize a gain in the period of the sale. The Compliance Period for South Drexel expired prior to such sale.

Registrant withdrew as a limited partner in Grove Park in April 2006 and received $2,363,851. Registrant recognized a gain in such amount reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the three months ended June 29, 2006. Registrant’s investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995. The Compliance Period for Grove Park expired prior to such withdrawal.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

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

Item 4. Controls and Procedures

As of June 29, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of June 29, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended June 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2006.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties L.P.,
General Partner

By: Richman Tax Credit Properties Inc.,
general partner

Dated: March 14, 2008	/s/ David Salzman
By: David Salzman
Chief Executive Officer

Dated: March 14, 2008	/s/ Neal Ludeke
By: Neal Ludeke
Chief Financial Officer

Dated: March 14, 2008	/s/ Richard Paul Richman
By: Richard Paul Richman
Director