Form 10-Q
period 2006-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2008-03-14
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ____________

Commission file number: 0-17619

American Tax Credit Properties L.P.
(Exact name of Registrant as specified in its charter)

Delaware	13-3458875
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Richman Tax Credit Properties L.P. 340 Pemberwick Road Greenwich, Connecticut	06831
(Address of principal executive offices) )	(Zip Code

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

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

		December 30,	March 30,
	Notes	2006	2006

ASSETS

Cash and cash equivalents		$2,793,936	$256,337
Investments in bonds	2	106,130	123,644
Investment in local partnerships	3	299,522	344,245
Due from local partnership	3	11,547
Interest receivable			654

		$3,211,135	$724,880

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$79,458	$96,115
Payable to general partner and affiliates			79,095

		79,458	175,210

Commitments and contingencies	3,4

Partners' equity (deficit)

General partner		(334,381)	(360,200)
Limited partners (41,286 units of limited partnership interest outstanding)		3,466,305	910,192
Accumulated other comprehensive loss, net	2	(247)	(322)

		3,131,677	549,670

		$3,211,135	$724,880

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2006 AND 2005
(UNAUDITED)

	Notes	Three Months Ended December 30, 2006	Nine Months Ended December 30, 2006	Three Months Ended December 30, 2005	Nine Months Ended December 30, 2005

REVENUE

Interest		$40,088	$95,313	$101,788	$112,676
Other income from local partnerships	3	2,500	11,250	2,500	12,500

TOTAL REVENUE		42,588	106,563	104,288	125,176

EXPENSES

Administration fee		45,930	137,792	45,930	137,792
Management fee		43,877	131,611	43,877	131,611
Professional fees		18,843	57,458	19,047	61,276
State of New Jersey filing fee		13,652	42,121	12,585	49,357
Printing, postage and other		6,734	20,229	17,848	30,033

TOTAL EXPENSES		129,036	389,211	139,287	410,069

		(86,448)	(282,648)	(34,999)	(284,893)

Equity in income (loss) of investment in local partnerships	3	16,271	(112,487)	(78,245)	(215,881)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(70,177)	(395,135)	(113,244)	(500,774)

Gain on disposal of limited partner interests/local partnership properties	3	613,216	2,977,067	89,682	89,682

NET INCOME (LOSS)		543,039	2,581,932	(23,562)	(411,092)

Other comprehensive income (loss)	2	186	75	(108,508)	(119,718)

COMPREHENSIVE INCOME (LOSS)		$543,225	$2,582,007	$(132,070)	$(530,810)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner		$5,430	$25,819	$(236)	$(4,111)
Limited partners		537,609	2,556,113	(23,326)	(406,981)

		$543,039	$2,581,932	$(23,562)	$(411,092)

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)		$13.02	$61.91	$(.57)	$(9.86)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$92,556	$13,482
Cash paid for
administration fee	(173,020)	(172,935)
management fee	(175,478)	(175,478)
professional fees	(55,153)	(73,444)
State of New Jersey filing fee	(56,745)	(32,812)
printing, postage and other expenses	(24,567)	(32,530)

Net cash used in operating activities	(392,407)	(473,717)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships	(80,584)	(178,228)
Cash distributions from local partnerships	24,070	63,143
Proceeds in connection with disposal of limited partner interests/local partnership properties	2,965,520	89,682
Proceeds from maturities/redemptions and sales of bonds and marketable equity security	21,000	126,050

Net cash provided by investing activities	2,930,006	100,647

Net increase (decrease) in cash and cash equivalents	2,537,599	(373,070)

Cash and cash equivalents at beginning of period	256,337	724,308

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,793,936	$351,238

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Increase in due from local partnership	$11,547
Unrealized gain (loss) on investments in bonds and marketable equity security, net	$75	$(119,718)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$2,581,932	$(411,092)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships	112,487	215,881
Gain on disposal of limited partner interests/local partnership properties	(2,977,067)	(89,682)
Gain on redemptions and sales of bonds and marketable equity security		(96,200)
Distributions from local partnerships classified as other income	(11,250)	(12,500)
Amortization of net premium on investments in bonds	238	189
Accretion of zero coupon bonds	(3,649)	(3,662)
Decrease in prepaid expenses		3,960
Decrease in interest receivable	654	479
Decrease in accounts payable and accrued expenses	(16,657)	(2,080)
Decrease in due to general partner and affiliates	(79,095)	(79,010)

NET CASH USED IN OPERATING ACTIVITIES	$(392,407)	$(473,717)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2006
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2006 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2. Investments in Bonds

As of December 30, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. government and agency securities Within one year	$106,377	$--	$(247)	$106,130

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
(UNAUDITED)

3. Investment in Local Partnerships

The Partnership originally acquired limited partnership interests in nineteen Local Partnerships representing capital contributions in the aggregate amount of $35,961,863, which includes advances made to certain Local Partnerships. As of December 30, 2006, the Partnership holds an interest in thirteen Local Partnerships that have, as of September 30, 2006, outstanding mortgage loans payable totaling approximately $55,174,000 and accrued interest payable on such loans totaling approximately $10,316,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the nine months ended December 30, 2006, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2006	$344,245

Equity in loss of investment in local partnerships	(112,487	)*

Cash distributions received from Local Partnerships	(24,070)

Cash distributions from Local Partnerships classified as other income	11,250

Advances to Local Partnerships	80,584

Investment in local partnerships as of December 30, 2006	$299,522

*Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $2,305,371 for the nine months ended September 30, 2006 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2006 and December 31, 2005 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2006 and 2005 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
(UNAUDITED)

3. Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

ASSETS

Cash and cash equivalents	$516,838	$573,309
Rents receivable	278,620	171,065
Escrow deposits and reserves	3,067,809	3,365,243
Land	2,541,270	3,498,222
Buildings and improvements (net of accumulated depreciation of $53,511,127 and $55,529,671)	33,299,424	38,533,369
Intangible assets (net of accumulated amortization of $546,226 and $735,918)	880,067	1,122,318
Other assets	584,706	725,132

	$41,168,734	$47,988,658

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,095,277	$1,199,338
Due to related parties	5,112,240	6,136,219
Mortgage loans	55,174,034	62,434,670
Notes payable	1,004,010	1,109,543
Accrued interest	10,316,449	9,517,217
Other liabilities	256,534	286,442

	72,958,544	80,683,429
Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	24,957,157	26,446,489
Cumulative loss	(24,123,471)	(25,790,380)

	833,686	656,109
General partners and other limited partners
Capital contributions, net of distributions	1,104,763	1,109,087
Cumulative loss	(33,728,259)	(34,459,967)

	(32,623,496)	(33,350,880)

	(31,789,810)	(32,694,771)

	$41,168,734	$47,988,658

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2006 and 2005 are as follows:
	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

REVENUE

Rental	$2,811,498	$8,722,309	$3,429,046	$9,265,123
Interest and other	76,231	200,171	62,635	165,907

TOTAL REVENUE	2,887,729	8,922,480	3,491,681	9,431,030

EXPENSES

Administrative	578,117	1,782,454	667,762	1,986,168
Utilities	223,930	1,081,837	337,444	1,040,269
Operating and maintenance	732,929	2,081,615	750,065	2,239,865
Taxes and insurance	274,202	906,814	341,322	1,051,237
Financial	947,299	2,913,640	1,335,511	4,262,678
Depreciation and amortization	837,093	2,606,932	939,155	2,799,012

TOTAL EXPENSES	3,593,570	11,373,292	4,371,259	13,379,229

Loss from operations before gain on sale of property	(705,841)	(2,450,812)	(879,578)	(3,948,199)

Gain on sale of property			454,866	454,866

NET LOSS	$(705,841)	$(2,450,812)	$(424,712)	$(3,493,333)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties L.P.	$16,271	$(112,487)	$(78,245)	$(215,881)
General partners and other limited partners, which includes $709,942, $2,305,371, $336,646 and $3,220,286 of Partnership loss in excess of investment	(722,112)	(2,338,325)	(346,467)	(3,277,452)

	$(705,841)	$(2,450,812)	$(424,712)	$(3,493,333)

The combined results of operations of the Local Partnerships for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
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

The Partnership withdrew as a limited partner in Grove Park Housing, A California Limited Partnership (“Grove Park”) in April 2006 and received $2,363,851. The Partnership recognized a gain of such amount, included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the nine months ended December 30, 2006. The Partnership’s investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995.

The Partnership advanced $80,584 during the nine months ended December 30, 2006 to 4611 South Drexel Limited Partnership (“South Drexel”) to fund operating deficits, which includes making necessary capital improvements to the Property. Cumulative advances as of December 29, 2006 are $1,002,535. The Partnership’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. In October 2006, the Property owned by South Drexel was sold, whereby the Partnership received $613,216. The Partnership recognized a gain of such amount, included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the nine months ended December 30, 2006, of which $11,547 is reflected as due from local partnership in the accompanying balance sheet of the Partnership as of December 30, 2006.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2006, American Tax Credit Properties L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2006 resulting primarily from $2,363,851 received in connection with the disposal of its limited partner interest in Grove Park Housing, A California Limited Partnership (“Grove Park”) and $601,669 received in connection with the sale of the Property owned by 4611 South Drexel Limited Partnership (“South Drexel”) (see discussion below under Local Partnership Matters). Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) which qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the nine months ended December 30, 2006, Registrant received cash from disposal of limited partner interests/local partnership properties, interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to a Local Partnership (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $2,520,000 during the nine months ended December 30, 2006 (which includes accretion of zero coupon bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2006, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2006 of $112,487 and cash distributions received from Local Partnerships of $12,820 (exclusive of distributions from Local Partnerships of $11,250 classified as other income and the amount received in connection with registrant’s disposal of limited partner interests/local partnership properties), partially offset by advances made to a Local Partnership of $80,584 (see discussion below under Local Partnership Matters).

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

Registrant’s operations for the three months ended December 30, 2006 and 2005 resulted in net income (loss) of $543,039 and $(23,562), respectively. The net income in fiscal 2006 was the result of the gain on the disposal of local partnership property of approximately $613,000 in connection with South Drexel (see discussion below under Local Partnership Matters). In addition, Registrant experienced a decrease in equity in loss of investment in local partnerships of approximately $95,000, which decrease is primarily the result of a decrease in advances made to a certain Local Partnership and being charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters), and a decrease in interest revenue of approximately $62,000 as a result of the gain on sale of a marketable equity security being credited to interest revenue in fiscal 2005. Other comprehensive income (loss) for the three months ended December 30, 2006 and 2005 resulted from a net unrealized gain (loss) on investments in bonds of $186 and $(108,508), respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' loss from operations of approximately $706,000 for the three months ended September 30, 2006 was attributable to rental and other revenue of approximately $2,888,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,757,000 and approximately $837,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $880,000 for the three months ended September 30, 2005 was attributable to rental and other revenue of approximately $3,492,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,433,000 and approximately $939,000 of depreciation and amortization expense. Revenue and expenses of the Local Partnerships have decreased in 2006, in part, as a result of the sale of the Property owned by Hilltop North Associates, A Virginia Limited Partnership in September 2005 and Registrant’s withdrawal from Grove Park. The results of operations of the Local Partnerships for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected in future periods.

Registrant’s operations for the nine months ended December 30, 2006 and 2005 resulted in net income (loss) of $2,581,932 and $(411,092), respectively. The net income in fiscal 2006 was the result of the gain on the disposal of limited partner interests/local partnership properties of approximately $2,977,000 in connection with Grove Park and South Drexel (see discussion below under Local Partnership Matters). In addition, Registrant experienced a decrease in equity in loss of investment in local partnerships of approximately $103,000, which decrease is primarily the result of a decrease in advances made to a certain Local Partnership and being charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters). Other comprehensive income (loss) for the nine months ended December 30, 2006 and 2005 resulted from a net unrealized gain (loss) on investments in bonds of $75 and $(119,718), respectively.

The Local Partnerships' loss from operations of approximately $2,451,000 for the nine months ended September 30, 2006 was attributable to rental and other revenue of approximately $8,922,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $8,766,000 and approximately $2,607,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $3,948,000 for the nine months ended September 30, 2005 was attributable to rental and other revenue of approximately $9,431,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $10,580,000 and approximately $2,799,000 of depreciation and amortization expense. Revenue and expenses of the Local Partnerships have decreased in 2006, in part, as a result of the sale of the Property owned by Hilltop North Associates, A Virginia Limited Partnership in September 2005 and Registrant’s withdrawal from Grove Park. The results of operations of the Local Partnerships for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2006, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

Registrant advanced $80,584 during the nine months ended December 30, 2006 to South Drexel to fund operating deficits, which includes making necessary capital improvements to the Property. Cumulative advances as of December 30, 2006 are $1,002,535. Registrant’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. In October 2006, the Property owned by South Drexel was sold, whereby Registrant received $613,216. Registrant recognized a gain of such amount, included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the nine months ended December 30, 2006. The Compliance Period for South Drexel expired prior to such sale.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Registrant withdrew as a limited partner in Grove Park in April 2006 and received $2,363,851. Registrant recognized a gain of such amount, included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the nine months ended December 30, 2006. Registrant’s investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995. The Compliance Period for Grove Park expired prior to such withdrawal.

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

Item 4. Controls and Procedures

As of December 30, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of December 30, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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