Form 10-K
period 2007-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2008-03-14
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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
Yes ☐ No ☒

Registrant has no voting stock. There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. As of February 2008, there are 41,286 Units outstanding.

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

Compliance with Environmental Protection Provisions

Registrant is not aware of any non-compliance by the Local Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

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

Item 2. Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2006		Subsidy (see footnotes)
4611 South Drexel Limited Partnership (6), (7) South Drexel Apartments Chicago, Illinois	44	$1,354,968	$—	(6)

B & V, Ltd. (3) Homestead Apartments Homestead, Florida	158	2,050,795	—	(3)

B & V Phase I, Ltd. (3) Gardens of Homestead Homestead, Florida	97	140,000	—	(3)

Blue Hill Housing Limited Partnership (3) Blue Hill Housing Grove Hall, Massachusetts	144	4,506,082	—	(3)

Cityside Apartments, L.P. Cityside Apartments Trenton, New Jersey	126	6,098,988	6,813,325		(1a&d	)

Cobbet Hill Associates Limited Partnership (7) Cobbet Hill Apartments Lynn, Massachusetts	117	5,303,771	13,211,842		(1a,b&d	)

Dunbar Limited Partnership Spring Grove Apartments Chicago, Illinois	101	1,518,229	4,909,284		(1a,d&e	)

Dunbar Limited Partnership No. 2 Park View Apartments Chicago, Illinois	102	1,701,849	5,241,005		(1a,d&e	)

Erie Associates Limited Partnership (3) Erie Apartments Springfield, Massachusetts	18	755,737	—	(3)

Federal Apartments Limited Partnership Federal Apartments Fort Lauderdale, Florida	164	2,832,224	5,813,586		(1a,d&f	)

Golden Gates Associates Golden Gates Brooklyn, New York	85	879,478	4,369,769		(1b	)

Grove Park Housing, A California Limited Partnership (5) Grove Park Apartments Garden Grove, California	104	1,634,396	—	(5)

Item 2. Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2006		Subsidy (see Footnotes)

Gulf Shores Apartments Ltd. Morgan Trace Apartments Gulf Shores, Alabama	50	$352,693	$1,448,927		(1b	)

Hilltop North Associates, A Virginia Limited Partnership (4), (7) Hilltop North Apartments Richmond, Virginia	160	1,470,734	—	(4)

Madison-Bellefield Associates Bellefield Dwellings Pittsburgh, Pennsylvania	158	1,047,744	2,547,473		(1a&d	)

Pine Hill Estates Limited Partnership Pine Hill Estates Shreveport, Louisiana	110	613,499	2,222,099		(1a&d	)

Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	313,887 (2)	1,331,008		(1a,b&d	)

Vista del Mar Limited Dividend Partnership L.P. Vista del Mar Apartments Fajardo, Puerto Rico	152	3,097,059	4,818,702		(1a,b&d	)

Winnsboro Homes Limited Partnership Winnsboro Homes Winnsboro, Louisiana	50	289,730	2,027,360		(1a,d&g	)

		$35,961,863	$54,754,380

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

Item 2. Properties (continued)

(2)	Reflects amount attributable to Registrant only.

(3)
The Property is no longer held by Registrant. The Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheets of the Local Partnerships as of December 31, 2006 and 2005 in Note 5 to the financial statements.

(4)
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

(5)	Registrant withdrew as a limited partner in April 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(6)	The underlying Property was sold in October 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(7)	Capital contribution includes advances made by Registrant to the Local Partnership.

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2007 and 2006.

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

	Years Ended March 30,
	2007	2006	2005	2004	2003
Interest and other revenue	$139,394	$131,925	$37,092	$89,603	$100,999

Equity in loss of investment in local partnerships	$(86,989)	$(299,753)	$(527,452)	$(600,150)	$(143,793)

Gain on disposal of limited partner interests/local partnership properties	$2,977,067	$89,682	$916,094	$—	$—

Net income (loss)	$2,516,500	$(634,019)	$(73,305)	$(1,092,174)	$(560,050)

Net income (loss) per unit of limited partnership interest	$60.34	$(15.20)	$(1.76)	$(26.19)	$(13.43)

	As of March 30,
	2007	2006	2005	2004	2003

Total assets	$3,259,079	$724,880	$1,443,486	$1,472,362	$2,546,633

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

As of March 30, 2007, Registrant has cash and cash equivalents and investments in bonds totaling $2,922,512, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2007, Registrant’s investments in bonds represent U.S. government and agency securities of $107,476 that mature in 2007. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. See below regarding proceeds received in connection with Registrant’s withdrawal as a limited partner from Grove Park Housing, A California Limited Partnership (“Grove Park”) in April 2006 and from the sale of the underlying property of 4611 South Drexel Limited Partnership (“South Drexel”) in October 2006.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2007, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds, distributions from Local Partnerships and proceeds in connection with the disposal of limited partner interests/local partnership properties (Grove Park and South Drexel) and utilized cash for operating expenses and advances to a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $2,543,000 during the year ended March 30, 2007 (which includes the accretion of zero coupon bonds of approximately $5,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2007, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2006 of $86,989 and cash distributions received from Local Partnerships of $12,820 (exclusive of distributions from Local Partnerships of $8,750 classified as other income from local partnerships and proceeds from Grove Park and South Drexel of $2,965,520 classified as income from disposal of limited partner interests/local partnership properties), partially offset by advances made to a Local Partnership of $80,584 (see discussion below under Local Partnership Matters). Payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2007 and 2006 represents accrued management and administration fees.

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

Registrant’s operations for the years ended March 30, 2007, 2006 and 2005 resulted in net income (loss) of $2,516,500, $(634,019) and $(73,305), respectively. The increase in net income from fiscal 2006 to fiscal 2007 is primarily attributable to (i) an increase in gain on disposal of limited partner interests/local partnership properties of approximately $2,887,000 resulting from gains in connection with Grove Park and South Drexel totaling approximately $2,977,000 in fiscal 2007 (see above under Capital Resources and Liquidity) as compared to a gain of approximately $90,000 recognized in fiscal 2006 upon Registrant’s receipt of the final proceeds upon the dissolution of Blue Hill Housing Limited Partnership (“Blue Hill”), (ii) a decrease in equity in loss of investment in local partnerships of approximately $213,000, which decrease is primarily the result of a reduction in the net operating losses of a certain Local Partnership in which Registrant continued to have an investment balance and a decrease in advances being made to a certain Local Partnership that were charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters) and (iii) a decrease in operating expenses of approximately $43,000. The increase in net loss from fiscal 2005 to fiscal 2006 is primarily attributable to (i) a gain of approximately $916,000 recognized in fiscal 2005 upon the sale of the Property owned by Blue Hill as compared to a gain of approximately $90,000 recognized in fiscal 2006 (see discussion above) and (ii) an increase in the State of New Jersey filing fees of approximately $39,000, offset by (i) a gain of approximately $96,000 in fiscal 2006 upon the sale of Registrant’s marketable equity security and (ii) a decrease in equity in loss of investment in local partnerships of approximately $228,000, which decrease is primarily the result of a reduction in the net operating losses of certain Local Partnerships in which Registrant continued to have an investment balance and a decrease in advances being made to certain Local Partnerships that were charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships’ loss from operations of approximately $4,091,000 for the year ended December 31, 2006 includes depreciation and amortization expense of approximately $3,425,000 and interest on non-mandatory debt of approximately $612,000, and does not include principal payments on permanent mortgages of approximately $644,000. The Local Partnerships’ loss from operations of approximately $4,859,000 for the year ended December 31, 2005 includes depreciation and amortization expense of approximately $3,797,000 and interest on non-mandatory debt of approximately $616,000, and does not include principal payments on permanent mortgages of approximately $699,000. The Local Partnerships’ loss from operations of approximately $5,001,000 for the year ended December 31, 2004 includes depreciation and amortization expense of approximately $3,868,000 and interest on non-mandatory debt of approximately $1,186,000, and does not include principal payments on permanent mortgages of approximately $769,000. Revenue and expenses of the Local Partnerships decreased in 2006, in part, as a result of the disposal of limited partner interests/local partnership properties of Grove Park and South Drexel. Revenue and expenses of the Local Partnerships decreased in 2005, in part, as a result of the sale of the Blue Hill Property (which occurred in the third quarter of 2004) and unusually high vacancies at certain of the other Properties. The results of operations of the Local Partnerships for the year ended December 31, 2006 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2006, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

In April 2006, Registrant withdrew as a limited partner from Grove Park, in connection with which Registrant received $2,363,851; such amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2007. Registrant’s investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995. The Compliance Period in connection with Grove Park expired prior to such withdrawal.

As of March 30, 2007, Registrant has advanced $1,002,535 to South Drexel, of which $80,584 was advanced during the year then ended. Registrant’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. In October 2006, the Property owned by South Drexel was sold, whereby Registrant received $613,216, which amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2007 and of which $11,547 is reflected as due from local partnership in the accompanying balance sheet of Registrant as of March 30, 2007. The Compliance Period for South Drexel expired prior to such sale and South Drexel has been dissolved.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

As of March 30, 2007, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Other Liabilities:
Payable to General Partner and Affiliates (1)	$79,349	$79,349	$—	$—	$—

(1)	Such amounts are current liabilities.

Off - Balance Sheet Arrangements

None

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a portion of its working capital reserves in U.S. government and agency securities. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment’s maturity date and the associated bond rating. Since Registrant’s investments in bonds mature in 2007, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8.	Financial Statements and Supplementary Data

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties L.P. (the “Partnership”) as of March 30, 2007 and 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the year ended March 30, 2005, we did not audit the financial statements of certain investee partnerships, which investments represent $242,829 of total losses for such period. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2007 and 2006, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
March 11, 2008

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
MARCH 30, 2007 AND 2006

	Notes	2007	2006
ASSETS

Cash and cash equivalents	3,9	$2,815,036	$256,337
Investments in bonds	4,5,8,9	107,476	123,644
Due from local partnership	5,9	11,547
Investment in local partnerships	5,8	325,020	344,245
Interest receivable	9		654

		$3,259,079	$724,880

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$113,337	$96,115
Payable to general partner and affiliates	6,8	79,349	79,095

		192,686	175,210

Commitments and contingencies	5,8

Partners’ equity (deficit)	2,4

General partner		(335,035)	(360,200)
Limited partners (41,286 units of limited partnership interest outstanding)		3,401,527	910,192
Accumulated other comprehensive loss, net		(99)	(322)

		3,066,393	549,670

		$3,259,079	$724,880

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	Notes	2007	2006	2005
REVENUE

Interest		$130,644	$116,925	$29,592
Other income from local partnerships		8,750	15,000	7,500
TOTAL REVENUE		139,394	131,925	37,092

EXPENSES

Administration fees - affiliate	6,8	183,723	183,723	183,723
Management fee - affiliate	6,8	175,466	175,466	175,466
Professional fees		75,251	85,779	73,775
State of New Jersey filing fees		56,126	65,548	26,741
Printing, postage and other		22,406	45,357	39,334

TOTAL EXPENSES		512,972	555,873	499,039

		(373,578)	(423,948)	(461,947)

Equity in loss of investment in local partnerships	5	(86,989)	(299,753)	(527,452)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(460,567)	(723,701)	(989,399)

Gain on disposal of limited partner interests/local partnership properties		2,977,067	89,682	916,094

NET INCOME (LOSS)		2,516,500	(634,019)	(73,305)

Other comprehensive income (loss), net	4	223	(120,524)	76,267

COMPREHENSIVE INCOME (LOSS)		$2,516,723	$(754,543)	$2,962

NET INCOME (LOSS) ATTRIBUTABLE TO	2

General partner		$25,165	$(6,340)	$(733)
Limited partners		2,491,335	(627,679)	(72,572)

		$2,516,500	$(634,019)	$(73,305)

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)		$60.34	$(15.20)	$(1.76)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total
Partners' equity (deficit), March 30, 2004	$(353,127)	$1,610,443	$43,935	$1,301,251

Net loss	(733)	(72,572)		(73,305)

Other comprehensive income, net			76,267	76,267

Partners' equity (deficit), March 30, 2005	(353,860)	1,537,871	120,202	1,304,213

Net loss	(6,340)	(627,679)		(634,019)

Other comprehensive loss, net			(120,524)	(120,524)

Partners' equity (deficit), March 30, 2006	(360,200)	910,192	(322)	549,670

Net income	25,165	2,491,355		2,516,500

Other comprehensive loss, net			223	223

Partners' equity (deficit), March 30, 2007	$(335,035)	$3,401,527	$(99)	$3,066,393

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$126,689	$16,158	$16,695
Cash paid for
administration fees	(183,469)	(183,638)	(183,682)
management fees	(175,466)	(175,466)	(175,466)
professional fees	(57,146)	(82,916)	(75,369)
State of New Jersey filing fee	(57,009)	(33,312)	(60,986)
printing, postage and other expenses	(22,406)	(40,644)	(39,334)

Net cash used in operating activities	(368,807)	(499,818)	(518,142)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	21,570	65,643	18,607
Proceeds in connection with disposal of limited partner interests/local partnership properties	2,965,520	89,682	1,001,903
Advances to local partnerships	(80,584)	(250,528)	(374,837)
Maturities/redemptions and sales of bonds and marketable equity security	21,000	127,050	520,250

Net cash provided by investing activities	2,927,506	31,847	1,165,923

Net increase (decrease) in cash and cash equivalents	2,558,699	(467,971)	647,781

Cash and cash equivalents at beginning of year	256,337	724,308	76,527

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,815,036	$256,337	$724,308

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds and marketable equity security, net	$223	$(120,524)	$76,267

Increase in due from local partnership	$11,547

See reconciliation of net loss to net cash used in operating activities on page 21.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	2007	2006	2005
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$2,516,500	$(634,019)	$(73,305)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships	86,989	299,753	527,452
Gain on disposal of limited partner interests/local partnership properties	(2,977,067)	(89,682)	(916,094)
Gain on redemptions and sales of bonds and marketable equity security		(96,200)	(9,984)
Distributions from local partnerships classified as other income	(8,750)	(15,000)	(7,500)
Amortization of net premium on investments in bonds	238	263	2,722
Accretion of zero coupon bonds	(4,847)	(4,860)	(10,048)
Decrease (increase) in prepaid expenses		3,960	(3,960)
Decrease in interest receivable	654	30	4,413
Increase (decrease) in accounts payable and accrued expenses	17,222	35,852	(31,879)
Increase in payable to general partner and affiliates	254	85	41

NET CASH USED IN OPERATING ACTIVITIES	$(368,807)	$(499,818)	$(518,142)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2007, 2006 AND 2005

1. Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties L.P. (the "Partnership") was formed on February 12, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on August 19, 1988. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. In addition, the Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties L.P. (the "General Partner") was formed on February 10, 1988 to act as a general partner of the Partnership.

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
MARCH 30, 2007, 2006 AND 2005

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
MARCH 30, 2007, 2006 AND 2005

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

3. Cash and Cash Equivalents

As of March 30, 2007, the Partnership has $2,815,036 in cash and cash equivalents, of which approximately $2,553,000 is deposited in an interest-bearing account with an institution that is not insured by the Federal Deposit Insurance Corporation.

4. Investments in Bonds

As of March 30, 2007, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. government and agency securities Within one year	$107,575	$—	$(99)	$107,476

As of March 30, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities Within one year	$21,238	$37	$(125)	$21,150
U.S. government and agency securities After one year through five years	102,728	—	(234)	102,494
	$123,966	$37	$(359)	$123,644

A marketable equity security held by the Partnership as of March 30, 2005 was sold during the year ended March 30, 2006 and the accompanying statement of operations for the year ended March 30, 2006 includes a gain on sale of $96,200, which amount is included in interest revenue (see Note 1).

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships

As of March 30, 2007, the Partnership owns a limited partnership interest in the following Local Partnerships:

1.	Cityside Apartments, L.P.*;

2.	Cobbet Hill Associates Limited Partnership (“Cobbet”)*;

3.	Dunbar Limited Partnership;

4.	Dunbar Limited Partnership No. 2;

5.	Federal Apartments Limited Partnership;

6.	Golden Gates Associates;

7.	Gulf Shores Apartments Ltd.;

8.	Madison-Bellefield Associates;

9.	Pine Hill Estates Limited Partnership;

10.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);

11.	Vista del Mar Limited Dividend Partnership L.P.; and

12.	Winnsboro Homes Limited Partnership.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership’s partnership agreements, the Partnership has made capital contributions in the aggregate amount of $35,961,863, which includes advances to certain Local Partnerships. As of December 31, 2006, the Local Partnerships have outstanding mortgage loans payable totaling approximately $54,754,000 and accrued interest payable on such loans totaling approximately $10,600,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $3,578,976, $4,046,200 and $4,385,221 for the years ended December 31, 2006, 2005 and 2004, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

The combined balance sheets of the Local Partnerships as of December 31, 2006 and 2005 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2006, 2005 and 2004 are reflected on pages 26 and 27, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2006 and 2005 are as follows:

	2006	2005
ASSETS

Cash and cash equivalents	$566,552	$573,309
Rents receivable	183,183	171,065
Escrow deposits and reserves	3,260,437	3,365,243
Land	2,476,862	3,498,222
Buildings and improvements (net of accumulated depreciation of $53,146,767 and $55,529,671)	31,830,590	38,533,369
Intangible assets (net of accumulated amortization of $539,622 and $735,918)	861,983	1,122,318
Other assets	664,938	725,132

	$39,844,545	$47,988,658
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,055,183	$1,199,338
Due to related parties	4,808,008	6,136,219
Mortgage loans	54,754,380	62,434,670
Notes payable	1,028,002	1,109,543
Accrued interest	10,600,232	9,517,217
Other liabilities	238,534	286,442

	72,484,339	80,683,429
Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	23,603,033	26,446,489
Cumulative loss	(22,743,849)	(25,790,380)

	859,184	656,109
General partners and other limited partners
Capital contributions, net of distributions	1,104,998	1,109,087
Cumulative loss	(34,603,976)	(34,459,967)

	(33,498,978)	(33,350,880

	(32,639,794)	(32,694,771)

	$39,844,545	$47,988,658

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
REVENUE

Rental	$11,267,574	$12,226,909	$14,353,563
Interest and other	316,969	263,002	398,937

TOTAL REVENUE	11,584,543	12,489,911	14,752,500

EXPENSES

Administrative	2,338,155	2,604,667	2,914,943
Utilities	1,371,016	1,468,264	1,521,566
Operating and maintenance	3,324,437	3,254,068	3,939,366
Taxes and insurance	1,203,165	1,272,237	1,554,534
Financial	4,014,578	4,953,038	5,954,816
Depreciation and amortization	3,424,564	3,796,863	3,867,897

TOTAL EXPENSES	15,675,915	17,349,137	19,753,122

Loss from operations before gain on sale of local partnership property	(4,091,372)	(4,859,226)	(5,000,622)

Gain on sale of local partnership property	1,703,763	452,366	2,123,056

NET LOSS	$(2,387,609)	$(4,406,860)	$(2,877,566)

NET EARNINGS (LOSS) ATTRIBUTABLE TO
American Tax Credit Properties L.P.*	$1,251,792	$(299,753)	$1,574,374
General partners and other limited partners, which includes Partnership loss in excess of investment of $3,578,976, $4,046,200 and $4,385,221	(3,639,401)	(4,107,107)	(4,451,940)

	$(2,387,609)	$(4,406,860)	$(2,877,566)

*The 2006 amount includes an allocation of gain on sale of property of $1,686,725; the net loss allocation from operations for the year ended December 31, 2006 is $(86,989). The 2004 amount includes an allocation of gain on sale of property of $2,101,825; the net loss allocation from operations for the year ended December 31, 2004 is $(527,452).

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2007 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2006	Investments during the year ended March 30, 2007	Partnership's equity in loss for the year ended December 31, 2006		Cash distributions received during the year ended March 30, 2007 (3)	Cash distributions classified as other income during the year ended March 30, 2007	Investment in Local Partnership balance as of March 30, 2007

4611 South Drexel Limited Partnership	$—	$80,584	$(80,584	)(2)	$(2,500)	$2,500	$—
Cityside Apartments, L.P.	—	—	—	(1)	2,500	(2,500)	—
Cobbet Hill Associates Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership No. 2	—	—	—	(1)	—	—	—
Federal Apartments Limited Partnership	—	—	—	(1)	(2,500)	2,500	—
Golden Gates Associates	—	—	—	(1)	—	—	—
Grove Park Housing, A California Limited Partnership	—	—	—	(1)	—	—	—
Gulf Shores Apartments Ltd.	—	—	—	(1)	—	—	—
Madison-Bellefield Associates	344,245	—	(6,405	)(1)	(12,820)	—	325,020
Pine Hill Estates Limited Partnership	—	—	—	(1)	(2,500)	2,500	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(1)	—	—	—
Vista del Mar Limited Dividend Partnership L.P.	—	—	—	(1)	—	—	—
Winnsboro Homes Limited Partnership	—	—	—	(1)	(3,750)	3,750	—

	$344,245	$80,584	$(86,989)		$(21,570)	$8,750	$325,020

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(3)	Excludes distributions in connection with disposal of limited partner interests/local partnership properties.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2006 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2005	Investments during the year ended March 30, 2006	Partnership's equity in loss for the year ended December 31, 2005		Cash distributions received during the year ended March 30, 2006 (3)	Cash distributions classified as other income during the year ended March 30, 2006	Investment in Local Partnership balance as of March 30, 2006

4611 South Drexel Limited Partnership	$—	$250,528	$(250,528	)(2)	$—	$—	$—
Blue Hill Housing Limited Partnership	—	—	—	(1)	—	—	—
Cityside Apartments, L.P.	—	—	—	(1)	(2,500)	2,500	—
Cobbet Hill Associates Limited Partnership	—	—	—	(1)	(2,500)	2,500	—
Dunbar Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership No. 2	—	—	—	(1)	—	—	—
Federal Apartments Limited Partnership	—	—	—	(1)	(2,500)	2,500	—
Golden Gates Associates	—	—	—	(1)	(2,500)	2,500	—
Grove Park Housing, A California Limited Partnership	—	—	—	(1)	—	—	—
Gulf Shores Apartments Ltd.	—	—	—	(1)	—	—	—
Hilltop North Associates, A Virginia Limited Partnership	—	—	—	(1)	(2,500)	2,500	—
Madison-Bellefield Associates	444,113	—	(49,225	)(1)	(50,643)	—	344,245
Pine Hill Estates Limited Partnership	—	—	—	(1)	—	—	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(1)	—	—	—
Vista del Mar Limited Dividend Partnership L.P.	—	—	—	(1)	—	—	—
Winnsboro Homes Limited Partnership	—	—	—	(1)	(2,500)	2,500	—

	$444,113	$250,528	$(299,753)		$(65,643)	$15,000	$344,245

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(3)	Excludes distributions in connection with disposal of limited partner interests/local partnership properties.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2006 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

Cityside Apartments, L.P.	$6,813,325	131,591	13,856,717	(8,699,774)
Cobbet Hill Associates Limited Partnership	13,211,842	504,683	17,014,973	(10,906,826)
Dunbar Limited Partnership	4,909,284	117,126	7,078,192	(3,985,211)
Dunbar Limited Partnership No. 2	5,241,005	131,920	7,357,225	(4,442,822)
Federal Apartments Limited Partnership	5,813,586	279,750	8,981,517	(5,607,712)
Golden Gates Associates	4,369,769	29,585	5,890,425	(3,886,169)
Gulf Shores Apartments Ltd.	1,448,927	172,800	1,784,516	(1,172,092)
Madison-Bellefield Associates	2,547,473	245,000	6,097,940	(3,845,161)
Pine Hill Estates Limited Partnership	2,222,099	40,000	3,929,217	(2,508,327)
Santa Juanita Limited Dividend Partnership L.P.	1,331,008	228,718	2,470,639	(1,494,617)
Vista del Mar Limited Dividend Partnership L.P.	4,818,702	565,689	8,685,763	(5,454,785)
Winnsboro Homes Limited Partnership	2,027,360	30,000	1,830,233	(1,143,271)

	$54,754,380	$2,476,862	$84,977,357	$(53,146,767)

Property information for each Local Partnership as of December 31, 2005 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

4611 South Drexel Limited Partnership	$1,230,387	$64,408	$1,896,003	$(1,032,016)
Cityside Apartments, L.P.	6,974,387	131,591	13,811,817	(8,195,513)
Cobbet Hill Associates Limited Partnership	13,327,597	504,683	16,943,018	(10,269,006)
Dunbar Limited Partnership	4,914,020	117,126	6,825,218	(3,708,421)
Dunbar Limited Partnership No. 2	5,244,762	131,920	7,301,449	(4,166,111)
Federal Apartments Limited Partnership	5,839,068	279,750	9,007,592	(5,281,866)
Golden Gates Associates	4,416,424	29,585	5,879,191	(3,666,555)
Grove Park Housing, A California Limited Partnership	6,587,625	956,952	7,676,667	(4,498,288)
Gulf Shores Apartments Ltd.	1,455,365	172,800	1,784,516	(1,107,837)
Madison-Bellefield Associates	2,704,644	245,000	6,069,091	(3,628,034)
Pine Hill Estates Limited Partnership	2,248,445	40,000	3,926,195	(2,375,018)
Santa Juanita Limited Dividend Partnership L.P.	1,381,792	228,718	2,462,040	(1,396,142)
Vista del Mar Limited Dividend Partnership L.P.	4,909,288	565,689	8,652,569	(5,125,327)
Winnsboro Homes Limited Partnership	1,200,866	30,000	1,827,674	(1,079,537)

	$62,434,670	$3,498,222	$94,063,040	$(55,529,671)

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2006 is as follows:

	Balance as of December 31, 2005	Net change during the year ended December 31, 2006	Balance as of December 31, 2006
Land	$3,498,222	$(1,021,360)	$2,476,862
Buildings and improvements	94,063,040	(9,085,683)	84,977,357
	97,561,262	(10,107,043)	87,454,219
Accumulated depreciation	(55,529,671)	2,382,904	(53,146,767)

	$42,031,591	$(7,724,139)	$34,307,452

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

The Partnership withdrew as a limited partner in Grove Park Housing, A California Limited Partnership (“Grove Park”) in April 2006 and received $2,363,851, which amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2007. The Partnership’s investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995.

The Partnership advanced $80,584, $250,528, and $132,008 during the years ended March 30, 2007, 2006 and 2005, respectively, to 4611 South Drexel Limited Partnership (“South Drexel”) to fund operating deficits, which includes making necessary capital improvements to the property. Cumulative advances to South Drexel are $1,002,535 and $921,951 as of March 30, 2007 and 2006, respectively. The Partnership’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. In October 2006, the Property owned by South Drexel was sold, in connection with which South Drexel recognized a gain of $1,703,763. The Partnership received $613,216, which amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2007, of which $11,547 is reflected as due from local partnership in the accompanying balance sheet of the Partnership as of March 30, 2007.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

Blue Hill Housing Limited Partnership (“Blue Hill”) sold its underlying Property in August 2004, in connection with which Blue Hill recognized a gain of $2,123,056. The Partnership received proceeds of $89,682 and $1,001,903 during the years ended March 30, 2006 and 2005, respectively, and recognized gains in those years of $89,682 and $916,094, respectively. Such gains are reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statements of operations of the Partnership for the years indicated.

6. Transactions with General Partner and Affiliates

For the years ended March 30, 2007, 2006 and 2005, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2007		2006		2005
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fee (see Note 8)	$175,466	$175,466	$175,466	$175,466	$175,466	$175,466

Administration fees (see Note 8)	183,469	183,723	183,638	183,723	183,682	183,723

For the years ended December 31, 2006, 2005 and 2004, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

	2006		2005		2004
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$91,049	$91,510	$88,759	$86,813	$85,635	$86,928

Insurance premiums and other services	72,946	72,946	71,938	71,965	74,943	107,682

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

7. Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2007, 2006 and 2005 to the tax return net loss for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2007	2006	2005

Financial statement net loss for the years ended March 30, 2007, 2006 and 2005	$2,516,500	$(634,019)	$(73,305)

Add (less) net transactions occurring between
January 1, 2004 to March 30, 2004	—	—	(91,703)
January 1, 2005 to March 30, 2005	—	(45,258)	45,258
January 1, 2006 to March 30, 2006	(139,055)	139,055	—
January 1, 2007 to March 30, 2007	79,383	—	—

Adjusted financial statement net loss for the years ended December 31, 2006, 2005 and 2004	2,456,828	(540,222)	(119,750)

Differences arising from equity in loss of investment in local partnerships	(3,111,377)	(3,114,023)	(3,536,900)

Gain on sale of local partnership properties	2,407,213	1,252,952	637,254

Other income from local partnerships	(13,750)	(12,500)	(18,750)

Other differences	9,772	(35,504)	22,860

Tax return net loss for the years ended December 31, 2006, 2005 and 2004	$1,748,686	$(2,449,297)	$(3,015,286)

The differences between the investment in local partnerships for tax return and financial reporting purposes as of December 31, 2006 and 2005 are as follows:

	2006	2005

Investment in local partnerships - financial reporting	$325,020	$344,245
Investment in local partnerships - tax	(27,531,415)	(27,717,241)

	$27,856,435	$28,061,486

Payable to general partner and affiliates in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

8. Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (“Management Fee”) in the amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The Partnership incurred a Management Fee of $175,466 for each of the three years ended March 30, 2007. Unpaid Management Fees in the amount of $43,867 are included in payable to general partner and affiliates in the accompanying balance sheets as of both March 30, 2007 and 2006.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Pursuant to an agreement with the General Partner, the Partnership incurs an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee (“Additional Administration Fee”) in the amount of $30,965 for administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years ended March 30, 2007. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations. Unpaid Administration Fees in the amount of $35,482 and $35,228 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2007 and 2006, respectively.

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

In connection with Cobbet’s financing, the Partnership had provided collateral to secure a letter of credit in the amount of $242,529, which had been established for the purpose of covering future operating deficits, if any, of Cobbet. The lender drew directly from the letter of credit in full during the year ended March 30, 2005.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

9. Fair Value of Financial Instruments (continued)

Interest Receivable and Due from Local Partnership

The carrying amounts approximate fair value due to the terms of the underlying investments and the short term nature of the receivable.

The estimated fair value of the Partnership’s financial instruments as of March 30, 2007 and 2006 are disclosed elsewhere in the financial statements.

10. Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007

Total revenue	$21,489	$42,486	$42,588	$32,831

Expenses	(131,224)	(128,951)	(129,036)	(123,761)

Gain on disposal of limited
partner interests/local
partnership properties	2,363,851	—	613,216	—

Equity in income (loss) of
investment in local partnerships	(116,741)	(12,017)	16,271	25,498

Net income (loss)	2,137,375	(98,482)	543,039	(65,432)

Net income (loss) per unit of
limited partnership interest	51.25	(2.36)	13.02	(1.57)

2006

Total revenue	$10,215	$10,673	$104,288	$6,749

Expenses	(128,807)	(141,975)	(139,287)	(145,804)

Gain on disposal of limited
partner interests/local
partnership properties	—	—	89,682	—

Equity in loss of investment
in local partnerships	(72,474)	(65,162)	(78,245)	(83,872)

Net loss	(191,066)	(196,464)	(23,562)	(222,927)
Net loss per unit of limited
partnership interest	(4.58)	(4.71)	(0.57)	(5.34)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of March 30, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of March 30, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended March 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax. The executive officers and director of Richman Tax are:

Served in present
Name	capacity since [1]	Position held

Richard Paul Richman	February 10, 1988	Director
David A. Salzman	February 2, 2001	President
Neal Ludeke	February 10, 1988	Vice President and Treasurer
Gina K. Dodge	February 10, 1988	Secretary

1 Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 60, is the sole Director of Richman Tax. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., the director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., the director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and the director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

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

Mr. Richman, the sole Director of Richman Tax, Mr. Ludeke and Charles Krafnick, Assistant Treasurer of Richman Tax, act as the audit committee of Registrant. Mr. Richman is deemed to be an audit committee financial expert and is not independent of Registrant.

The Board of Director of Richman Tax has adopted a code of ethics for senior financial officers of Registrant, applicable to the Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any compensation and did not pay any such compensation during the year ended March 30, 2007. During the year ended March 30, 2007, Richman Tax did not pay any compensation to any of its officers or its director.

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

Transactions with General Partner and Affiliates

The net taxable income generated by Registrant during the year ended December 31, 2006 allocated to the General Partner was $17,487. The net taxable income generated by the General Partner during the year ended December 31, 2006 (from the allocation of Registrant discussed above) and allocated to Richman Tax was $11,891.

Indebtedness of Management

No officer or director of Richman Tax or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2007.

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2007 and 2006:

	2007	2006

Audit Fees	$52,200	$49,126
Audit-Related Fees	—	—
Tax Fees	$11,000	$11,893
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2007 and 2006.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2007 and 2006 principal accountant fees and services.

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

(3) Exhibits

Incorporated by
	Exhibit	Reference to
3.1	Certificate of Limited Partnership of Registrant	Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-11 dated April 29, 1988 (File No. 33-20391)

10.1	4611 South Drexel Limited Partnership Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1989 (File No. 0-17619)

10.2	B & V, Ltd. Fourth Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.3	B & V Phase I, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1994 (File No. 0-17619)

10.4	B & V Phase I, Ltd. Assignment of Partnership Interests, Assumption of Responsibilities, and Waiver of Conditions	Exhibit 10.4 to Form 10-K Report dated March 30, 1997 (File No. 0-17619)

10.5	Blue Hill Housing Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.6	Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.7	Amendment No. 1 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-K Report dated March 30, 1992 (File No. 0-17619)

10.8	Amendment No. 2 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report dated March 30, 1992 (File No. 0-17619)

Incorporated by
	Exhibit	Reference to
10.9	Amendment No. 3 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report dated March 30, 1992 (File No. 0-17619)

10.10	Cobbet Hill Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.11	Cobbet Hill Associates Limited Partnership First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1993 (File No. 0-17619)

10.12	Cobbet Hill Associates Limited Partnership Second Amendment to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.9 to Form 10-K Report dated March 30, 1993 (File No. 0-17619)

10.13	Dunbar Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.14	Dunbar Limited Partnership No. 2 Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.15	Erie Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 10-K Report dated March 30, 1989 (File No. 33-20391)

10.16	Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.17	First Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.14 to Form 10-K Report dated March 30, 1993 (File No. 0-17619)

10.18	Second Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report dated March 30, 1993 (File No. 0-17619)

10.19	Golden Gates Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.20	Grove Park Housing, A California Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.21	Gulf Shores Apartments Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-K Report dated March 30, 1989 (File No. 33-20391)

	Exhibit	Incorporated by Reference to
10.22	Hilltop North Associates, A Virginia Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.12 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.23	Madison-Bellefield Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.24	Amended and Restated Articles of Partnership in Commendam of Pine Hill Estates Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1989 (File No. 0-17619)

10.25	Santa Juanita Limited Dividend Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated December 30, 1989 (File No. 0-17619)

10.26	Second Amendment of Limited Partnership of Santa Juanita Limited Dividend Partnership and Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report dated March 30, 1994 (File No. 0-17619)

10.27	Amendment No. 1 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.24 hereof.)	Exhibit 10.1 to Form 10-Q Report dated September 29, 1995 (File No. 0-17619)

10.28	Amendment No. 2 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1995 (File No. 0-17619)

10.29	Vista Del Mar Limited Dividend Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-K Report dated March 30, 1989 (File No. 33-20391)

10.30	Certificate of Amendment of Limited Partnership of Vista Del Mar Limited Dividend Partnership and Amendment No. 1 to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.25 to Form 10-K Report dated March 30, 1994 (File No. 0-17619)

10.31	Amendment No. 1 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.28 hereof.)	Exhibit 10.3 to Form 10-Q Report dated September 29, 1995 (File No. 0-17619)

10.32	Amendment No. 2 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated September 29, 1995 (File No. 0-17619)

10.33	Amended and Restated Articles of Partnership in Commendam of Winnsboro Homes Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1989 (File No. 0-17619)

	Exhibit	Incorporated by Reference to
10.34	The B & V, Ltd. Investment Agreement	Exhibit 10.2 to Form 10-Q Report dated September 29, 1994 (File No. 0-17619)

10.35	The B & V Phase I, Ltd. Investment Agreement	Exhibit 10.3 to Form 10-Q Report dated September 29, 1994 (File No. 0-17619)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.22	Pages 21 through 35, 51 through 75 and 89 through 91 of Prospectus dated May 6, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 28 to Form 10-K Report dated March 30, 1989 (File No. 33-20391)

99.23	Pages 16 through 19 of Prospectus dated May 6, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 28.2 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

99.24	Supplement No. 1 dated August 11, 1988 to Prospectus	Exhibit 28.3 to Form 10-K Report dated March 30, 1991 (File No. 0-17619)

99.25	Supplement No. 2 dated September 20, 1988 to Prospectus	Exhibit 28.4 to Form 10-K Report dated March 30, 1991 (File No. 0-17619)

99.26	Independent Auditors’ Report of Cobbet Hill Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.26 to Form 10-K Report dated March 30, 2006 (File No. 0-17619)

99.27	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.27 to Form 10-K Report dated March 30, 2006 (File No. 0-17619)

*99.28	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the year ended December 31, 2006

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