Form 10-Q
period 2007-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2008-03-28
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

		June 29,	March 30,
	Notes	2007	2007

ASSETS

Cash and cash equivalents		$2,767,920	$2,815,036
Investments in bonds	2	108,817	107,476
Due from local partnership	3	11,547	11,547
Investment in local partnerships	3	255,268	325,020
Prepaid expenses		13,697

		$3,157,249	$3,259,079

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$102,218	$113,337
Payable to general partner and affiliates		113,036	79,349

		215,254	192,686

Commitments and contingencies	3,4

Partners' equity (deficit)

General partner		(336,280)	(335,035)
Limited partners (41,286 units of limited partnership interest outstanding)		3,278,258	3,401,527
Accumulated other comprehensive income (loss), net	2	17	(99)

		2,941,995	3,066,393

		$3,157,249	$3,259,079

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2007 AND 2006
(UNAUDITED)

	Notes	2007	2006

REVENUE

Interest		$36,782	$21,489
Other income from local partnerships		8,750

TOTAL REVENUE		45,532	21,489

EXPENSES

Administration fee		45,931	45,931
Management fee		43,867	43,867
Professional fees		17,266	19,024
State of New Jersey filing fee		10,065	13,362
Printing, postage and other		6,028	9,040

TOTAL EXPENSES		123,157	131,224

		(77,625)	(109,735)

Equity in loss of investment in local partnerships	3	(46,889)	(116,741)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(124,514)	(226,476)

Gain on disposal of limited partner interests/local partnership properties	3		2,363,851

NET INCOME (LOSS)		(124,514)	2,137,375

Other comprehensive income (loss), net	2	116	(235)

COMPREHENSIVE INCOME (LOSS)		$(124,398)	$2,137,140

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner		$(1,245)	$21,374
Limited partners		(123,269)	2,116,001

		$(124,514)	$2,137,375

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)		$(2.99)	$51.25

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$35,557	$21,092
Cash paid for
administration fee	(6,111)	(6,195)
professional fees	(992)	(3,542)
management fee	(50,000)
State of New Jersey filing fee	(51,155)	(55,000)
printing, postage and other expenses	(6,028)	(9,040)

Net cash used in operating activities	(78,729)	(52,685)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships		(55,584)
Proceeds in connection with disposal of limited partner interests/local partnership properties		2,363,851
Cash distributions from local partnerships	31,613	12,820
Proceeds from maturities/redemptions and sales of bonds		17,000

Net cash provided by investing activities	31,613	2,338,087

Net increase (decrease) in cash and cash equivalents	(47,116)	2,285,402

Cash and cash equivalents at beginning of period	2,815,036	256,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,767,920	$2,541,739

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$116	$(235)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
THREE MONTHS ENDED JUNE 29, 2007 AND 2006
(UNAUDITED)

	2007	2006

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(124,514)	$2,137,375

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships	46,889	116,741
Gain on disposal of limited partner interests/local partnership properties		(2,363,851)
Distributions from local partnerships classified as other income	(8,750)
Amortization of net premium on investments in bonds		214
Accretion of zero coupon bonds	(1,225)	(1,213)
Increase in prepaid expenses	(13,697)	(13,362)
Decrease in interest receivable		602
Decrease in accounts payable and accrued expenses	(11,119)	(12,794)
Increase in due to general partner and affiliates	33,687	83,603

NET CASH USED IN OPERATING ACTIVITIES	$(78,729)	$(52,685)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2007
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2007 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2007 are not necessarily indicative of the results that may be expected for the entire year.

2. Investments in Bonds

As of June 29, 2007, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. government and agency securities
Within one year	$108,800	$—	$17	$108,817

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3. Investment in Local Partnerships

The Partnership originally acquired limited partner interests in Local Partnerships representing capital contributions in the aggregate amount of $35,961,863, which includes advances made to certain Local Partnerships. As of June 29, 2007, the Partnership holds an interest in twelve Local Partnerships that have, as of March 31, 2007, outstanding mortgage loans payable totaling approximately $54,569,000 and accrued interest payable on such loans totaling approximately $10,717,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three months ended June 29, 2007, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2007	$325,020

Equity in loss of investment in local partnerships	(46,889	)*

Cash distributions received from Local Partnerships	(22,863)

Investment in local partnerships as of June 29, 2007	$255,268

* Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $724,995 for the three months ended March 31, 2007 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2007 and December 31, 2006 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2007 and 2006 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3. Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

ASSETS

Cash and cash equivalents	$587,745	$566,552
Rents receivable	255,825	183,183
Escrow deposits and reserves	3,232,666	3,260,437
Land	2,476,862	2,476,862
Buildings and improvements (net of accumulated depreciation of $53,932,493 and $53,146,767)	31,164,764	31,830,590
Intangible assets (net of accumulated amortization of $560,565 and $539,622)	841,041	861,983
Other assets	737,688	664,938

	$39,296,591	$39,844,545

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,052,190	$1,055,183
Due to related parties	5,154,942	4,808,008
Mortgage loans	54,568,604	54,754,380
Notes payable	1,021,270	1,028,002
Accrued interest	10,717,436	10,600,232
Other liabilities	235,773	238,534

	72,750,215	72,484,339
Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	23,580,170	23,603,033
Cumulative loss	(22,790,738)	(22,743,849)

	789,432	859,184
General partners and other limited partners
Capital contributions, net of distributions	1,104,998	1,104,998
Cumulative loss	(35,348,054)	(34,603,976)

	(34,243,056)	(33,498,978)

	(33,453,624)	(32,639,794)

	$39,296,591	$39,844,545

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3. Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006

REVENUE

Rental	$2,707,067	$3,070,180
Interest and other	63,365	69,319

TOTAL REVENUE	2,770,432	3,139,499

EXPENSES

Administrative	516,955	608,112
Utilities	398,869	514,899
Operating and maintenance	676,850	745,790
Taxes and insurance	287,329	323,371
Financial	874,727	1,015,218
Depreciation and amortization	806,669	910,193

TOTAL EXPENSES	3,561,399	4,117,583

NET LOSS	$(790,967)	$(978,084)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties L.P.	$(46,889)	$(116,741)
General partners and other limited partners, which includes $724,995 and $856,806 of Partnership loss in excess of investment	(744,078)	(861,343)

	$(790,967)	$(978,084)

The combined results of operations of the Local Partnerships for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
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

In October 2006, the Property owned by 4611 South Drexel Limited Partnership (“South Drexel”) was sold. The Partnership received $613,216, which amount was recognized as income by the Partnership for the year ended March 30, 2007 and of which $11,547 is reflected as due from local partnership in the accompanying balance sheet as of June 29, 2007. The Partnership’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996.

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

4. Additional Information

Additional information, including the audited March 30, 2007 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2007 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2007, American Tax Credit Properties L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2007. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) which qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2007, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $46,000 during the three months ended June 29, 2007 (which includes accretion of zero coupon bonds of approximately $1,000). During the three months ended June 29, 2007, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2007 of $46,889 and cash distributions received from Local Partnerships of $22,863 (exclusive of distributions from Local Partnerships of $8,750 classified as other income).

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

Registrant’s operations for the three months ended June 29, 2007 and 2006 resulted in net income (loss) of $(124,514) and $2,137,375, respectively. The decrease in net income from fiscal 2006 to 2007 is primarily attributable to a gain of approximately $2,364,000 recognized in fiscal 2006 in connection with Registrant’s disposal of its limited partner interest in Grove Park Housing, A California Limited Partnership (“Grove Park”), partially offset by (i) a decrease in equity in loss of investment in local partnerships of approximately $70,000, which decrease is primarily the result of a decrease in advances made to a certain Local Partnership which were written off as additional equity in loss of investment in local partnerships, and a decrease in the net operating losses of a certain Local Partnership in which Registrant continues to have an investment balance and (ii) an increase in interest revenue and other income from local partnerships of approximately $24,000. Other comprehensive income (loss) for the three months ended June 29, 2007 and 2006 resulted from a net unrealized gain (loss) on investments in bonds of $116 and $(235), respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $791,000 for the three months ended March 31, 2007 was attributable to rental and other revenue of approximately $2,770,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,754,000 and approximately $807,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $978,000 for the three months ended March 31, 2006 was attributable to rental and other revenue of approximately $3,139,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,207,000 and approximately $910,000 of depreciation and amortization expense. Revenue and expenses of the Local Partnerships have decreased in 2007, primarily as a result of Registrant’s disposal of its limited partner interest in Grove Park in April 2006 and the sale of the Property owned by 4611 South Drexel Limited Partnership in October 2006. The results of operations of the Local Partnerships for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2007, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Virtually all of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a portion of its working capital reserves in U.S. government and agency securities. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment’s maturity date and the associated bond rating. Since Registrant’s investments in bonds mature in July 2007, Registrant does not anticipate any material adverse impact in connection with such investments.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 4. Controls and Procedures

As of June 29, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of June 29, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES L.P.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2007.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties L.P.,
General Partner

By: Richman Tax Credit Properties Inc.,
general partner

Dated: March 28, 2008	/s/ David Salzman
By: David Salzman
Chief Executive Officer

Dated: March 28, 2008	/s/ Neal Ludeke
By: Neal Ludeke
Chief Financial Officer

Dated: March 28, 2008	/s/ Richard Paul Richman
By: Richard Paul Richman
Director