Form 10-Q
period 2007-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2008-03-28
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

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

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICANTAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)
	Notes	December 30, 2007	March 30, 2007
ASSETS

Cash and cash equivalents		$2,570,490	$2,815,036
Investments in bonds			107,476
Due from local partnership	2		11,547
Investment in local partnerships	2	256,994	325,020

		$2,827,484	$3,259,079

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$94,626	$113,337
Payable to general partner and affiliates			79,349

		94,626	192,686

Commitments and contingencies	2,3

Partners' equity (deficit)

General partner		(338,371)	(335,035)
Limited partners (41,286 units of limited partnership interest outstanding)		3,071,229	3,401,527
Accumulated other comprehensive loss, net			(99)

		2,732,858	3,066,393

		$2,827,484	$3,259,079

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2007 AND 2006
(UNAUDITED)

	Notes	Three Months Ended December 30, 2007	Nine Months Ended December 30, 2007	Three Months Ended December 30, 2006	Nine Months Ended December 30, 2006
REVENUE

Interest		$26,297	$94,686	$40,088	$95,313
Other income from local partnerships	2		13,750	2,500	11,250

TOTAL REVENUE		26,297	108,436	42,588	106,563

EXPENSES

Administration fee		45,930	137,792	45,930	137,792
Management fee		43,877	131,611	43,877	131,611
Professional fees		19,246	54,264	18,843	57,458
State of New Jersey filing fee		31,372	51,902	13,652	42,121
Printing, postage and other		12,167	21,338	6,734	20,229

TOTAL EXPENSES		152,592	396,907	129,036	389,211

		(126,295)	(288,471)	(86,448)	(282,648)

Equity in income (loss) of investment in local partnerships	2	32,315	(45,163)	16,271	(112,487)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(93,980)	(333,634)	(70,177)	(395,135)

Gain on disposal of limited partner interests/local partnership properties	2			613,216	2,977,067

NET INCOME (LOSS)		(93,980)	(333,634)	543,039	2,581,932

Other comprehensive income			99	186	75

COMPREHENSIVE INCOME (LOSS)		$(93,980)	$(333,535)	$543,225	$2,582,007

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner		$(939)	$(3,336)	$5,430	$25,819
Limited partners		(93,041)	(330,298)	537,609	2,556,113

		$(93,980)	$(333,634)	$543,039	$2,581,932

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)		$(2.25)	$(8.00)	$13.02	$61.91

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$93,261	$92,556
Cash paid for
administration fee	(173,274)	(173,020)
professional fees	(66,925)	(55,153)
management fee	(175,478)	(175,478)
State of New Jersey filing fee	(65,239)	(56,745)
printing, postage and other expenses	(14,051)	(24,567)

Net cash used in operating activities	(401,706)	(392,407)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships		(80,584)
Proceeds in connection with disposal of limited partner interests/local partnership properties	11,547	2,965,520
Cash distributions from local partnerships	36,613	24,070
Proceeds from maturities/redemptions and sales of bonds	109,000	21,000

Net cash provided by investing activities	157,160	2,930,006

Net increase (decrease) in cash and cash equivalents	(244,546)	2,537,599

Cash and cash equivalents at beginning of period	2,815,036	256,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,570,490	$2,793,936

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Increase in due from local partnership		$11,547

Unrealized gain on investments in bonds, net	$99	$75

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(333,634)	$2,581,932

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships	45,163	112,487
Gain on disposal of limited partner interests/local partnership properties		(2,977,067)
Distributions from local partnerships classified as other income	(13,750)	(11,250)
Amortization of net premium on investments in bonds		238
Accretion of zero coupon bonds	(1,425)	(3,649)
Decrease in interest receivable		654
Decrease in accounts payable and accrued expenses	(18,711)	(16,657)
Decrease in due to general partner and affiliates	(79,349)	(79,095)

NET CASH USED IN OPERATING ACTIVITIES	$(401,706)	$(392,407)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2007
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2007 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

2. Investment in Local Partnerships

The Partnership originally acquired limited partner interests in Local Partnerships representing capital contributions in the aggregate amount of $35,961,863, which includes advances made to certain Local Partnerships. As of December 30, 2007, the Partnership holds an interest in twelve Local Partnerships that have, as of September 30, 2007, outstanding mortgage loans payable totaling approximately $54,198,000 and accrued interest payable on such loans totaling approximately $10,932,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the nine months ended December 30, 2007, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2007	$325,020

Equity in loss of investment in local partnerships	(45,163)	*

Cash distributions received from Local Partnerships	(22,863)

Investment in local partnerships as of December 30, 2007	$256,994

*Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,938,873 for the nine months ended September 30, 2007 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2007 and December 31, 2006 and the combined unaudited statements of operations of the Local Partnerships for the six months ended September 30, 2007 and 2006 are reflected on pages 8 and 9, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2007
(UNAUDITED)

2.Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$682,854	$566,552
Rents receivable	197,618	183,183
Escrow deposits and reserves	3,382,565	3,260,437
Land	2,476,862	2,476,862
Buildings and improvements (net of accumulated depreciation of $55,507,886 and $53,146,767)	29,872,969	31,830,590
Intangible assets (net of accumulated amortization of $603,002 and $539,622)	798,603	861,983
Other assets	801,683	664,938

	$38,213,154	$39,844,545

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,210,760	$1,055,183
Due to related parties	5,409,851	4,808,008
Mortgage loans	54,198,005	54,754,380
Notes payable	929,297	1,028,002
Accrued interest	10,931,808	10,600,232
Other liabilities	237,875	238,534

	72,917,596	72,484,339
Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	23,580,170	23,603,033
Cumulative loss	(22,789,012)	(22,743,849)

	791,158	859,184
General partners and other limited partners
Capital contributions, net of distributions	1,099,703	1,104,998
Cumulative loss	(36,595,303)	(34,603,976)

	(35,495,600)	(33,498,978)

	(34,704,442)	(32,639,794)

	$38,213,154	$39,844,545

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2007
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
REVENUE

Rental	$2,964,922	$8,426,732	$2,811,498	$8,722,309
Interest and other	47,007	163,264	76,231	200,171

TOTAL REVENUE	3,011,929	8,589,996	2,887,729	8,922,480

EXPENSES

Administrative	528,564	1,621,981	578,117	1,782,454
Utilities	219,439	964,837	223,930	1,081,837
Operating and maintenance	747,017	2,139,770	732,929	2,081,615
Taxes and insurance	274,006	842,730	274,202	906,814
Financial	831,605	2,632,669	947,299	2,913,640
Depreciation and amortization	808,828	2,424,499	837,093	2,606,932

TOTAL EXPENSES	3,409,459	10,626,486	3,593,570	11,373,292

NET LOSS	$(397,530)	$(2,036,490)	$(705,841)	$(2,450,812)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties L.P.	$32,315	$(45,163)	$16,271	$(112,487)
General partners and other limited partners, which includes $415,982, $1,938,873, $709,942 and $2,305,371 of Partnership loss in excess of investment	(429,845)	(1,991,327)	(722,112)	(2,338,325)

	$(397,530)	$(2,036,490)	$(705,841)	$(2,450,812)

The combined results of operations of the Local Partnerships for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2007
(UNAUDITED)

2.Investment in Local Partnerships (continued)

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

In October 2006, the Property owned by 4611 South Drexel Limited Partnership (“South Drexel”) was sold. The Partnership received $613,216, which amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the nine months ended December 30, 2006 and of which $11,547 was received by the Partnership during the nine months ended December 30, 2007. The Partnership’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996.

The Partnership withdrew as a limited partner in Grove Park Housing, A California Limited Partnership (“Grove Park”) in April 2006 and received $2,363,851. The Partnership recognized a gain of such amount, which is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the nine months ended December 30, 2006. The Partnership’s investment balance in Grove Park, after cumulative equity losses, became zero during the year ended March 30, 1995.

3.Additional Information

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2007, American Tax Credit Properties L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2007. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) which qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the nine months ended December 30, 2007, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds, proceeds in connection with disposal of limited partner interests/local partnership properties and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $352,000 during the nine months ended December 30, 2007 (which includes accretion of zero coupon bonds of approximately $1,000). During the nine months ended December 30, 2007, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2007 of $45,163 and cash distributions received from Local Partnerships of $22,863 (exclusive of distributions from Local Partnerships of $13,750 classified as other income).

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

Registrant’s operations for the three months ended December 30, 2007 and 2006 resulted in net income (loss) of $(93,980) and $543,089, respectively. The decrease in net income from fiscal 2006 to 2007 is primarily attributable to a gain of approximately $613,000 recognized in fiscal 2006 in connection with the sale of the Property owned by 4611 South Drexel Limited Partnership (“South Drexel”) and an increase in State of New Jersey filing fees of approximately $18,000. Other comprehensive income for the three months ended December 30, 2006 resulted from a net unrealized gain on investments in bonds of $186.

The Local Partnerships' loss from operations of approximately $398,000 for the three months ended September 30, 2007 was attributable to rental and other revenue of approximately $3,012,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,601,000 and approximately $809,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $706,000 for the three months ended September 30, 2006 was attributable to rental and other revenue of approximately $2,888,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,757,000 and approximately $837,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant’s operations for the nine months ended December 30, 2007 and 2006 resulted in net income (loss) of $(333,634) and $2,581,932, respectively. The decrease in net income from fiscal 2006 to 2007 is primarily attributable to a gain of approximately $2,364,000 recognized in fiscal 2006 in connection with Registrant’s disposal of its limited partner interest in Grove Park Housing, A California Limited Partnership (“Grove Park”) and a gain of approximately $613,000 recognized in fiscal 2006 in connection with the sale of the Property owned by South Drexel, partially offset by a decrease in equity in loss of investment in local partnerships of approximately $67,000, which decrease is primarily the result of a decrease in advances made to a certain Local Partnership which were written off as additional equity in loss of investment in local partnerships. Other comprehensive income for the nine months ended December 30, 2007 and 2006 resulted from a net unrealized gain on investments in bonds of $99 and $75, respectively.

The Local Partnerships' net loss of approximately $2,036,000 for the nine months ended September 30, 2007 was attributable to rental and other revenue of approximately $8,590,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $8,202,000 and approximately $2,424,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,451,000 for the nine months ended September 30, 2006 was attributable to rental and other revenue of approximately $8,922,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $8,766,000 and approximately $2,607,000 of depreciation and amortization expense. Revenue and expenses of the Local Partnerships have decreased in 2007, primarily as a result of Registrant’s disposal of its limited partner interest in Grove Park in April 2006 and the sale of the Property owned by South Drexel in October 2006. The results of operations of the Local Partnerships for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected in future periods.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2007, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Virtually all of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

As of December 30, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of December 30, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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