Form 10-K
period 2008-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2008-07-10
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting stock. There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. As of June 2008, there are 41,286 Units outstanding.

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

General Development of Business and Narrative Description of Business

American Tax Credit Properties L.P. ("Registrant"), a Delaware limited partnership, was formed on February 12, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant invested in nineteen such Properties, including one Property that also qualified for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the “Historic Rehabilitation Tax Credit”). Registrant considers its activity to constitute a single industry segment.

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

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a limited partner interest in each of the Local Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole. See Item 8 below for a summary of Registrant's operations.

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

Item 1A. Risk Factors (continued)

There is no guarantee that it will be possible to sell the Properties or, if possible, that Registrant would receive any proceeds from any such sale.

The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). It is the General Partner’s intention to sell or assign Registrant’s interests in the Local Partnerships subsequent to the expiration of the respective Compliance Periods. As of December 31, 2004, the Compliance Period of all of the Local Partnerships had expired. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from any such sales and assignments. Moreover, the Properties may be subject to extended use provisions that provide for the Properties to maintain their low-income status beyond the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service). Such provisions may make it unattractive for potential purchasers of the Properties. Accordingly, any sale of a Property may happen well after the expiration of the Compliance Period or may be significantly discounted.

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

Limited partners may not be able to use all of the carried forward Low-income Tax Credits.

While a limited exception is provided for Low-income Tax Credits in the case of individuals, tax losses and credits allocated to a limited partner who is an individual, trust, estate or personal service corporation generally may be used to reduce the limited partner’s tax liability only to the extent that such liability arises from passive activities. Therefore, tax losses and credits allocated to such a limited partner are not expected to be available to offset tax liabilities that arise from salaries, dividends and interest and other forms of income. In addition, Low-income Tax Credits cannot be used to offset alternative minimum tax. Accordingly, there is no guarantee that limited partners will be able to utilize all of the carried forward Low-income Tax Credits.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by affiliates of the General Partner.

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

Although Registrant generally owns a 98.9%-99% limited partner interest ("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"); the ownership percentages of Registrant and ATCP II of Santa Juanita are 34.64% and 64.36%, respectively.

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 7). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Ten Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, six Local Partnerships have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

Item 2. Properties (continued)

			Mortgage loans
Name of Local Partnership	Number		payable as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2007		footnotes)

4611 South Drexel Limited Partnership (3), (6), (7) South Drexel Apartments Chicago, Illinois	44	$1,354,968	$—	(3)

B & V, Ltd. (3) Homestead Apartments Homestead, Florida	158	2,050,795	—	(3)

B & V Phase I, Ltd. (3) Gardens of Homestead Homestead, Florida	97	140,000	—	(3)

Blue Hill Housing Limited Partnership (3) Blue Hill Housing Grove Hall, Massachusetts	144	4,506,082	—	(3)

Cityside Apartments, L.P. Cityside Apartments Trenton, New Jersey	126	6,098,988	6,634,512		(1a&c	)

Cobbet Hill Associates Limited Partnership (7) Cobbet Hill Apartments Lynn, Massachusetts	117	5,303,771	13,096,087		(1a,b&c	)

Dunbar Limited Partnership Spring Grove Apartments Chicago, Illinois	101	1,518,229	4,904,142		(1a,c&d	)

Dunbar Limited Partnership No. 2 Park View Apartments Chicago, Illinois	102	1,701,849	5,236,926		(1a,c&d	)

Erie Associates Limited Partnership (3) Erie Apartments Springfield, Massachusetts	18	755,737	—	(3)

Federal Apartments Limited Partnership Federal Apartments Fort Lauderdale, Florida	164	2,832,224	5,795,663		(1a,c&e	)

Golden Gates Associates Golden Gates Brooklyn, New York	85	879,478	4,317,060		(1b	)

Grove Park Housing, A California Limited Partnership (3),(5) Grove Park Apartments Garden Grove, California	104	1,634,396	—	(3)

Item 2. Properties (continued)

				Mortgage loans
Name of Local Partnership	Number			payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2007		Footnotes)

Gulf Shores Apartments Ltd. Morgan Trace Apartments Gulf Shores, Alabama	50	$352,693		$1,441,850		(1b	)

Hilltop North Associates, A Virginia Limited Partnership (3), (4), (7) Hilltop North Apartments Richmond, Virginia	160	1,470,734		—	(3)

Madison-Bellefield Associates Bellefield Dwellings Pittsburgh, Pennsylvania	158	1,047,744		2,376,393		(1a&c	)

Pine Hill Estates Limited Partnership Pine Hill Estates Shreveport, Louisiana	110	613,499		2,194,276		(1a&c	)

Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	313,887	(2)	1,294,330		(1a,b,c&g	)

Vista del Mar Limited Dividend Partnership L.P. (7) Vista del Mar Apartments Fajardo, Puerto Rico	152	3,363,345		4,710,484		(1a,b,c&g	)

Winnsboro Homes Limited Partnership Winnsboro Homes Winnsboro, Louisiana	50	289,730		2,002,010		(1a,c&f	)

		$36,228,149		$54,003,733

(1)	Description of subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

(b)	The Local Partnership's debt structure includes a principal or interest payment subsidy.

(c)	The Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

(d)	The Local Partnership entered into a restructuring agreement of its Section 8 contracts and debt structure under applicable HUD guidelines in 2001.

(e)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2005.

(f)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2006.

(g)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2008.

Item 2. Properties (continued)

(2)	Reflects amount attributable to Registrant only.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to the Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2007 and 2006 in Note 5 to the financial statements.

(4)
The underlying Property was sold in September 2005 and the Local Partnership was subsequently dissolved. The combined statement of operations of the Local Partnerships for the year ended December 31, 2005 included in Note 5 to the accompanying financial statements includes results of operations through the date of sale.

(5)
Registrant withdrew as a limited partner in April 2006. The combined statement of operations of the Local Partnerships for the year ended December 31, 2006 included in Note 5 to the accompanying financial statements includes results of operations through the date of Registrant’s withdrawal (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(6)
The underlying Property was sold in October 2006. The combined statement of operations of the Local Partnerships for the year ended December 31, 2006 included in Note 5 to the accompanying financial statements includes results of operations through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(7)	Capital contribution includes voluntary advances made by Registrant to the Local Partnership.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of December 31, 2007 was approximately 2,150, holding an aggregate of 41,286 Units.

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2008 and 2007.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,528 per Unit, net of circumstances which have given rise to recapture. The Ten Year Credit Period for all of the Properties was substantially fully exhausted as of December 31, 2001 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2004.

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

	Years Ended March 30,
	2008	2007	2006	2005	2004

Interest and other revenue	$126,774	$139,394	$131,925	$37,092	$89,603

Equity in loss of investment in local partnerships	$(336,032)	$(86,989)	$(299,753)	$(527,452)	$(600,150)

Gain on disposal of limited partner interests/local partnership properties	$—	$2,977,067	$89,682	$916,094	$—

Net income (loss)	$(750,598)	$2,516,500	$(634,019)	$(73,305)	$(1,092,174)

Net income (loss) per unit of limited partnership interest	$(18.00)	$60.34	$(15.20)	$(1.76)	$(26.19)

	As of March 30,
	2008	2007	2006	2005	2004

Total assets	$2,524,198	$3,259,079	$724,880	$1,443,486	$1,472,362

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in two closings with aggregate limited partners’ capital contributions of $41,286,000. In connection with the offering of the sale of Units, Registrant incurred organization and offering costs of approximately $4,781,000 and established a working capital reserve of approximately $2,271,000. The remaining net proceeds of approximately $34,234,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests in local partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 48 (g) of the Internal Revenue Code of 1986. The Net Proceeds were utilized in acquiring an interest in eighteen Local Partnerships.

As of March 30, 2008, Registrant has cash and cash equivalents of $2,291,787, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2008, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds, distributions from Local Partnerships and proceeds in connection with the disposal of limited partner interests/local partnership properties (4611 South Drexel Limited Partnership (“South Drexel”)) and utilized cash for operating expenses and voluntary advances to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $631,000 during the year ended March 30, 2008 (which includes the accretion of zero coupon bonds of approximately $1,000).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2008, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2007 of $336,032 and cash distributions received from Local Partnerships of $22,863 (exclusive of distributions from Local Partnerships of $16,250 classified as other income from local partnerships), partially offset by a voluntary advance to a Local Partnership of $266,286 (see discussion below under Local Partnership Matters). Payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2008 and 2007 represents accrued management and administration fees.

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

Registrant’s operations for the years ended March 30, 2008, 2007 and 2006 resulted in net income (loss) of $(750,598), $2,516,500 and $(634,019), respectively. The increase in net loss from fiscal 2007 to fiscal 2008 is primarily attributable to (i) a gain on disposal of limited partner interests/local partnership properties of approximately $2,977,000 in connection with Grove Park Housing, A California Limited Partnership (“Grove Park”) and South Drexel recognized in fiscal 2007, (ii) an increase in equity in loss of investment in local partnerships of approximately $249,000, which increase is primarily the result of an increase in the net operating losses of the Local Partnership in which Registrant continues to have an investment balance and an increase in voluntary advances being made to Local Partnerships that were charged to equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters) and (iii) an increase in operating expenses of approximately $28,000. The increase in net income from fiscal 2006 to fiscal 2007 is primarily attributable to (i) an increase in gain on disposal of limited partner interests/local partnership properties of approximately $2,887,000 resulting from gains in connection with Grove Park and South Drexel totaling approximately $2,977,000 in fiscal 2007 (see discussion above) as compared to a gain of approximately $90,000 recognized in fiscal 2006 upon Registrant’s receipt of the final proceeds upon the dissolution of Blue Hill Housing Limited Partnership (“Blue Hill”), (ii) a decrease in equity in loss of investment in local partnerships of approximately $213,000, which decrease is primarily the result of a reduction in the net operating losses of the Local Partnership in which Registrant continues to have an investment balance and a decrease in voluntary advances made to Local Partnerships that were charged to equity in loss of investment in local partnerships and (iii) a decrease in operating expenses of approximately $43,000.

The Local Partnerships’ loss from operations of approximately $3,625,000 for the year ended December 31, 2007 includes depreciation and amortization expense of approximately $3,285,000 and interest on non-mandatory debt of approximately $572,000, and does not include principal payments on permanent mortgages of approximately $751,000. The Local Partnerships’ loss from operations of approximately $4,091,000 for the year ended December 31, 2006 includes depreciation and amortization expense of approximately $3,425,000 and interest on non-mandatory debt of approximately $612,000, and does not include principal payments on permanent mortgages of approximately $644,000. The Local Partnerships’ loss from operations of approximately $4,859,000 for the year ended December 31, 2005 includes depreciation and amortization expense of approximately $3,797,000 and interest on non-mandatory debt of approximately $616,000, and does not include principal payments on permanent mortgages of approximately $699,000. Revenue and expenses of the Local Partnerships decreased in 2007as compared to 2006 and in 2006 as compared to 2005, in part as a result of Registrant’s disposal of its limited partner interest in Grove Park in April 2006 and the sale of the Property owned by South Drexel in October 2006. The results of operations of the Local Partnerships for the year ended December 31, 2007 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Ten Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, six Local Partnerships have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2007, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property. Registrant does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2007, Cobbet has accumulated over $6,500,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $20,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due. Registrant’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994. The Compliance Period for Cobbet has expired.

During the year ended March 30, 2008, Registrant made a voluntary advance of $266,286 to Vista del Mar Limited Dividend Partnership L.P. (“Vista del Mar”) in connection with a restructuring of Vista del Mar’s HUD-insured first mortgage. Such voluntary advance was recorded as investment in local partnerships and was written off as additional equity in loss of investment in local partnerships. Registrant’s investment balance in Vista del Mar, after cumulative equity losses, became zero during the year ended March 30, 2001. The Compliance Period for Vista del Mar has expired.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

As of March 30, 2008, Registrant has the following contractual obligations (payments due by period):
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Liabilities:
Payable to General Partner and Affiliates (1)	$83,686	$83,686	$—	$—	$—

(1)	Such amounts are current liabilities.

Off - Balance Sheet Arrangements

None

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant plans to adopt SFAS 157 beginning March 31, 2008. Registrant is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. Registrant does not anticipate that SFAS 141R will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Registrant does not anticipate that SFAS 160 will have an impact on its financial statements.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with GAAP, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

•	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. Registrant makes such assessment at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under FASB Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

None

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8. Financial Statements and Supplementary Data

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties L.P. (the “Partnership”) as of March 30, 2008 and 2007, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2008 and 2007, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
July 8, 2008

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
MARCH 30, 2008 AND 2007

	Notes	2008	2007

ASSETS

Cash and cash equivalents	3,9	$2,291,787	$2,815,036
Investments in bonds	4,9		107,476
Due from local partnership	5,9		11,547
Investment in local partnerships	5,8	232,411	325,020

		$2,524,198	$3,259,079

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$124,618	$113,337
Payable to general partner and affiliates	6,8	83,686	79,349

		208,304	192,686

Commitments and contingencies	5,8

Partners’ equity (deficit)	2,4

General partner		(342,541)	(335,035)
Limited partners (41,286 units of limited partnership interest outstanding)		2,658,435	3,401,527
Accumulated other comprehensive loss, net			(99)

		2,315,894	3,066,393

		$2,524,198	$3,259,079

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	Notes	2008	2007	2006

REVENUE

Interest		$110,524	$130,644	$116,925
Other income from local partnerships		16,250	8,750	15,000

TOTAL REVENUE		126,774	139,394	131,925

EXPENSES

Administration fees - affiliate	6,8	183,723	183,723	183,723
Management fee - affiliate	6,8	175,466	175,466	175,466
Professional fees		77,068	75,251	85,779
State of New Jersey filing fees		70,239	56,126	65,548
Printing, postage and other		34,844	22,406	45,357

TOTAL EXPENSES		541,340	512,972	555,873

		(414,566)	(373,578)	(423,948)

Equity in loss of investment in local partnerships	5	(336,032)	(86,989)	(299,753)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(750,598)	(460,567)	(723,701)

Gain on disposal of limited partner interests/local partnership properties			2,977,067	89,682

NET INCOME (LOSS)		(750,598)	2,516,500	(634,019)

Other comprehensive income (loss), net	4	99	223	(120,524)

COMPREHENSIVE INCOME (LOSS)		$(750,499)	$2,516,723	$(754,543)

NET INCOME (LOSS) ATTRIBUTABLE TO	2

General partner		$(7,506)	$25,165	$(6,340)
Limited partners		(743,092)	2,491,335	(627,679)

		$(750,598)	$2,516,500	$(634,019)

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)		$(18.00)	$60.34	$(15.20)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total

Partners' equity (deficit), March 30, 2005	$(353,860)	$1,537,871	$120,202	$1,304,213

Net loss	(6,340)	(627,679)		(634,019)

Other comprehensive loss, net			(120,524)	(120,524)

Partners' equity (deficit), March 30, 2006	(360,200)	910,192	(322)	549,670

Net income	25,165	2,491,355		2,516,500

Other comprehensive income, net			223	223

Partners' equity (deficit), March 30, 2007	(335,035)	3,401,527	(99)	3,066,393

Net loss	(7,506)	(743,092)		(750,598)

Other comprehensive income, net			99	99

Partners' equity (deficit), March 30, 2008	$(342,541)	$2,658,435	$—	$2,315,894

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$109,099	$126,689	$16,158
Cash paid for
administration fees	(179,386)	(183,469)	(183,638)
management fees	(175,466)	(175,466)	(175,466)
professional fees	(87,939)	(57,146)	(82,916)
State of New Jersey filing fee	(71,925)	(57,009)	(33,312)
printing, postage and other expenses	(11,006)	(22,406)	(40,644)

Net cash used in operating activities	(416,623)	(368,807)	(499,818)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	39,113	21,570	65,643
Proceeds in connection with disposal of limited partner interests/local partnership properties	11,547	2,965,520	89,682
Voluntary advances to local partnerships	(266,286)	(80,584)	(250,528)
Maturities/redemptions and sales of bonds and marketable equity security	109,000	21,000	127,050

Net cash provided by (used in) investing activities	(106,626)	2,927,506	31,847

Net increase (decrease) in cash and cash equivalents	(523,249)	2,558,699	(467,971)

Cash and cash equivalents at beginning of year	2,815,036	256,337	724,308

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,291,787	$2,815,036	$256,337

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds and marketable equity security, net	$99	$223	$(120,524)

Increase in due from local partnership		$11,547

See reconciliation of net loss to net cash used in operating activities on page 21.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	2008	2007	2006

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(750,598)	$2,516,500	$(634,019)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships	336,032	86,989	299,753
Gain on disposal of limited partner interests/local partnership properties		(2,977,067)	(89,682)
Gain on redemptions and sales of bonds and marketable equity security			(96,200)
Distributions from local partnerships classified as other income	(16,250)	(8,750)	(15,000)
Amortization of net premium on investments in bonds		238	263
Accretion of zero coupon bonds	(1,425)	(4,847)	(4,860)
Decrease in prepaid expenses			3,960
Decrease in interest receivable		654	30
Increase in accounts payable and accrued expenses	11,281	17,222	35,852
Increase in payable to general partner and affiliates	4,337	254	85

NET CASH USED IN OPERATING ACTIVITIES	$(416,623)	$(368,807)	$(499,818)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2008, 2007 AND 2006

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties L.P. (the "Partnership") was formed on February 12, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on August 19, 1988. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. In addition, the Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties L.P. (the "General Partner") was formed on February 10, 1988 to act as a general partner of the Partnership.

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

The Partnership assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because the Partnership is not considered the primary beneficiary. The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the local general partners (the “Local General Partners”).

Advances made to Local Partnerships are recorded as investment in local partnerships. Such advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing. The Partnership recognizes additional equity in loss of investment in local partnerships to the extent of such voluntary advances.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

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

Premiums and discounts on investments in bonds are amortized (accreted) using the effective yield method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemptions or sales of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold. The Partnership has no such investments as of March 30, 2008.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership plans to adopt SFAS 157 beginning March 31, 2008. The Partnership is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Partnership does not anticipate that SFAS 141R will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not anticipate that SFAS 160 will have an impact on its financial statements.

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

As of March 30, 2008, the Partnership has $2,291,787 in cash and cash equivalents held in interest bearing accounts in a financial institution insured by the Securities Investor Protection Corporation (“SIPC”). Such accounts have coverage which is limited to $500,000; while SIPC provides insurance for funds which are misappropriated, it does not insure amounts which may be lost as a result of changes in market conditions. Balances typically exceed the insured limit.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

4.	Investments in Bonds and Marketable Equity Security

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

The Partnership holds no such investments as of March 30, 2008.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships

As of March 30, 2008, the Partnership owns a limited partner interest in the following Local Partnerships:

1.	Cityside Apartments, L.P.*;
2.	Cobbet Hill Associates Limited Partnership (“Cobbet”)*;
3.	Dunbar Limited Partnership;
4.	Dunbar Limited Partnership No. 2;
5.	Federal Apartments Limited Partnership;
6.	Golden Gates Associates;
7.	Gulf Shores Apartments Ltd.;
8.	Madison-Bellefield Associates;
9.	Pine Hill Estates Limited Partnership;
10.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);
11.	Vista del Mar Limited Dividend Partnership L.P. (“Vista del Mar”); and
12.	Winnsboro Homes Limited Partnership.

*An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

Although the Partnership generally owns a 98.9%-99% limited partner interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in Santa Juanita; the ownership percentages of the Partnership and ATCP II of Santa Juanita are 34.64% and 64.36%, respectively.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership’s partnership agreements, as of March 30, 2008 the Partnership is committed to make capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances to certain Local Partnerships and all of which has been paid. As of December 31, 2007, the Local Partnerships have outstanding mortgage loans payable totaling approximately $54,004,000 and accrued interest payable on such loans totaling approximately $12,067,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $3,215,424, $3,578,976 and $4,046,200 for the years ended December 31, 2007, 2006 and 2005, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

The combined balance sheets of the Local Partnerships as of December 31, 2007 and 2006 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2007, 2006 and 2005 are reflected on pages 27 and 28, respectively

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2007 and 2006 are as follows:

	2007	2006

ASSETS

Cash and cash equivalents	$404,629	$566,552
Rents receivable	227,596	183,183
Escrow deposits and reserves	2,752,516	3,260,437
Land	2,476,862	2,476,862
Buildings and improvements (net of accumulated depreciation of $56,264,959 and $53,146,767)	29,626,207	31,830,590
Intangible assets (net of accumulated amortization of $584,562 and $539,622)	814,725	861,983
Other assets	644,635	664,938

	$36,947,170	$39,844,545

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,160,232	$1,055,183
Due to related parties	4,808,506	4,808,008
Mortgage loans	54,003,733	54,754,380
Notes payable	951,707	1,028,002
Accrued interest	12,067,359	10,600,232
Other liabilities	243,916	238,534

	73,235,453	72,484,339
Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	23,580,170	23,603,033
Cumulative loss	(23,079,881)	(22,743,849)

	500,289	859,184
General partners and other limited partners
Capital contributions, net of distributions	1,104,769	1,104,998
Cumulative loss	(37,893,341)	(34,603,976)

	(36,788,572)	(33,498,978)

	(36,288,283)	(32,639,794)

	$36,947,170	$39,844,545

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

REVENUE

Rental	$11,101,351	$11,267,574	$12,226,909
Interest and other	256,493	316,969	263,002

TOTAL REVENUE	11,357,844	11,584,543	12,489,911

EXPENSES

Administrative	2,299,410	2,338,155	2,604,667
Utilities	1,295,784	1,371,016	1,468,264
Operating and maintenance	3,361,434	3,324,437	3,254,068
Taxes and insurance	1,073,980	1,203,165	1,272,237
Financial	3,667,574	4,014,578	4,953,038
Depreciation and amortization	3,285,059	3,424,564	3,796,863

TOTAL EXPENSES	14,983,241	15,675,915	17,349,137

Loss from operations before gain on sale of local partnership property	(3,625,397)	(4,091,372)	(4,859,226)

Gain on sale of local partnership property	—	1,703,763	452,366

NET LOSS	$(3,625,397)	$(2,387,609)	$(4,406,860)

NET EARNINGS (LOSS) ATTRIBUTABLE TO
American Tax Credit Properties L.P.*	$(336,032)	$1,251,792	$(299,753)
General partners and other limited partners, which includes Partnership loss in excess of investment of $3,215,424, $3,578,976 and $4,046,200	(3,289,365)	(3,639,401)	(4,107,107)

	$(3,625,397)	$(2,387,609)	$(4,406,860)

* The 2006 amount includes an allocation of gain on sale of property of $1,686,725; the net loss allocation from operations for the year ended December 31, 2006 is $(86,989).

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2008 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2007	Investments (voluntary advances) during the year ended March 30, 2008	Partnership's equity in loss for the year ended December 31, 2007		Cash distributions received during the year ended March 30, 2008 (3)	Cash distributions classified as other income during the year ended March 30, 2008	Investment in Local Partnership balance as of March 30, 2008

Cityside Apartments, L.P.	$—	$—	$—	(1)	$—	$—	$—
Cobbet Hill Associates Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership No. 2	—	—	—	(1)	—	—	—
Federal Apartments Limited Partnership	—	—	—	(1)	—	—	—
Golden Gates Associates	—	—	—	(1)	—	—	—
Gulf Shores Apartments Ltd.	—	—	—	(1)	—	—	—
Madison-Bellefield Associates	325,020	—	(69,746)		(22,863)	—	232,411
Pine Hill Estates Limited Partnership	—	—	—	(1)	(12,500)	12,500	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(1)	—	—	—
Vista del Mar Limited Dividend Partnership L.P.	—	266,286	(266,286)	(2)	—	—	—
Winnsboro Homes Limited Partnership	—	—	—	(1)	(3,750)	3,750	—
	$325,020	$266,286	$(336,032)		$(39,113)	$16,250	$232,411

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)	Excludes distributions in connection with disposal of limited partner interests/local partnership properties.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2007 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2006	Investments (voluntary advances) during the year ended March 30, 2007	Partnership's equity in loss for the year ended December 31, 2006		Cash distributions received during the year ended March 30, 2007 (3)	Cash distributions classified as other income during the year ended March 30, 2007	Investment in Local Partnership balance as of March 30, 2007

4611 South Drexel Limited Partnership	$—	$80,584	$(80,584)	(2)	$(2,500)	$2,500	$—
Cityside Apartments, L.P.	—	—	—	(1)	2,500	(2,500)	—
Cobbet Hill Associates Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership No. 2	—	—	—	(1)	—	—	—
Federal Apartments Limited Partnership	—	—	—	(1)	(2,500)	2,500	—
Golden Gates Associates	—	—	—	(1)	—	—	—
Grove Park Housing, A California Limited Partnership	—	—	—	(1)	—	—	—
Gulf Shores Apartments Ltd.	—	—	—	(1)	—	—	—
Madison-Bellefield Associates	344,245	—	(6,405)		(12,820)	—	325,020
Pine Hill Estates Limited Partnership	—	—	—	(1)	(2,500)	2,500	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(1)	—	—	—
Vista del Mar Limited Dividend Partnership L.P.	—	—	—	(1)	—	—	—
Winnsboro Homes Limited Partnership	—	—	—	(1)	(3,750)	3,750	—

	$344,245	$80,584	$(86,989)		$(21,570)	$8,750	$325,020

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)	Excludes distributions in connection with disposal of limited partner interests/local partnership properties.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2007 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

Cityside Apartments, L.P.	$6,634,512	131,591	14,008,477	(9,109,837)
Cobbet Hill Associates Limited Partnership	13,096,087	504,683	17,088,468	(11,546,849)
Dunbar Limited Partnership	4,904,142	117,126	7,206,710	(4,283,151)
Dunbar Limited Partnership No. 2	5,236,926	131,920	7,415,333	(4,726,465)
Federal Apartments Limited Partnership	5,795,663	279,750	8,990,342	(5,945,510)
Golden Gates Associates	4,317,060	29,585	5,910,648	(4,105,491)
Gulf Shores Apartments Ltd.	1,441,850	172,800	1,802,416	(1,236,598)
Madison-Bellefield Associates	2,376,393	245,000	6,131,011	(4,062,648)
Pine Hill Estates Limited Partnership	2,194,276	40,000	3,948,458	(2,642,003)
Santa Juanita Limited Dividend Partnership L.P.	1,294,330	228,718	2,479,605	(1,592,518)
Vista del Mar Limited Dividend Partnership L.P.	4,710,484	565,689	8,751,423	(5,794,931)
Winnsboro Homes Limited Partnership	2,002,010	30,000	2,158,275	(1,218,958)

	$54,003,733	$2,476,862	$85,891,166	$(56,264,959)

Property information for each Local Partnership as of December 31, 2006 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

Cityside Apartments, L.P.	$6,813,325	131,591	13,856,717	(8,699,774)
Cobbet Hill Associates Limited Partnership	13,211,842	504,683	17,014,973	(10,906,826)
Dunbar Limited Partnership	4,909,284	117,126	7,078,192	(3,985,211)
Dunbar Limited Partnership No. 2	5,241,005	131,920	7,357,225	(4,442,822)
Federal Apartments Limited Partnership	5,813,586	279,750	8,981,517	(5,607,712)
Golden Gates Associates	4,369,769	29,585	5,890,425	(3,886,169)
Gulf Shores Apartments Ltd.	1,448,927	172,800	1,784,516	(1,172,092)
Madison-Bellefield Associates	2,547,473	245,000	6,097,940	(3,845,161)
Pine Hill Estates Limited Partnership	2,222,099	40,000	3,929,217	(2,508,327)
Santa Juanita Limited Dividend Partnership L.P.	1,331,008	228,718	2,470,639	(1,494,617)
Vista del Mar Limited Dividend Partnership L.P.	4,818,702	565,689	8,685,763	(5,454,785)
Winnsboro Homes Limited Partnership	2,027,360	30,000	1,830,233	(1,143,271)

	$54,754,380	$2,476,862	$84,977,357	$(53,146,767)

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2007 is as follows:

	Balance as of December 31, 2006	Net change during the year ended December 31, 2007	Balance as of December 31, 2007
Land	$2,476,862	$—	$2,476,862
Buildings and improvements	84,977,357	913,809	85,891,166
	87,454,219	913,809	88,368,028
Accumulated depreciation	(53,146,767)	(3,118,192)	(56,264,959)

	$34,307,452	$(2,204,383)	$32,103,069

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property. The Partnership does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2007, Cobbet has accumulated over $6,500,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $20,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due. The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

During the year ended March 30, 2008, the Partnership made a voluntary advance of $266,286 to Vista del Mar in connection with a restructuring of Vista del Mar’s HUD-insured first mortgage. Such voluntary advance was recorded as investment in local partnerships and was written off as additional equity in loss of investment in local partnerships. The Partnership’s investment balance in Vista del Mar, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

The Partnership made voluntary advances of $80,584 and $250,528 during the years ended March 30, 2007 and 2006, respectively, to 4611 South Drexel Limited Partnership (“South Drexel”) to fund operating deficits. Cumulative voluntary advances to South Drexel were $1,002,535 as of March 30, 2007. The Partnership’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and voluntary advances made by the Partnership were recorded as investment in local partnerships and were offset by additional equity in loss of investment in local partnerships in the accompanying financial statements. In October 2006, the Property owned by South Drexel was sold, in connection with which South Drexel recognized a gain of $1,703,763. The Partnership received $613,216, which amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2007, of which $11,547 is reflected as due from local partnership in the accompanying balance sheet of the Partnership as of March 30, 2007 and which amount was received during the year ended March 30, 2008.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Hilltop North Associates, A Virginia Limited Partnership (“Hilltop”), sold its underlying Property in September 2005, in connection with which Hilltop recognized a gain of $452,366; the Partnership did not receive any proceeds and there is no impact on the Partnership’s financial statements as a result of such sale. The Partnership’s investment balance in Hilltop, after cumulative equity losses, became zero during the year ended March 30, 1999.

Blue Hill Housing Limited Partnership sold its underlying Property in 2004; the Partnership received $1,091,585 in connection with the sale, of which $89,682 was received during the year ended March 30, 2006 and is reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for such period.

6.	Transactions with General Partner and Affiliates

For the years ended March 30, 2008, 2007 and 2006, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2008		2007		2006
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fees (see Note 8)	$175,466	$175,466	$175,466	$175,466	$175,466	$175,466

Administration fees (see Note 8)	179,386	183,723	183,469	183,723	183,638	183,723

For the years ended December 31, 2007, 2006 and 2005, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

	2007		2006		2005
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$88,844	$88,844	$91,049	$91,510	$88,759	$86,813

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

7.	Taxable Loss

A reconciliation of the financial statement net income (loss) of the Partnership for the years ended March 30, 2008, 2007 and 2006 to the tax return net income (loss) for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2008	2007	2006

Financial statement net income (loss) for the years ended March 30, 2008, 2007 and 2006	$(750,598)	$2,516,500	$(634,019)

Add (less) net transactions occurring between
January 1, 2005 to March 30, 2005	—	—	(45,258)
January 1, 2006 to March 30, 2006	—	(139,055)	139,055
January 1, 2007 to March 30, 2007	(79,383)	79,383	—
January 1, 2008 to March 30, 2008	126,095	—	—

Adjusted financial statement net income (loss) for the years ended December 31, 2007, 2006 and 2005	(703,886)	2,456,828	(540,222)

Differences arising from equity in loss of investment in local partnerships	(3,120,684)	(3,111,377)	(3,114,023)

Gain on disposal of limited partner interests/local partnership properties	11,547	2,407,213	1,252,952

Other income from local partnerships	(11,250)	(13,750)	(12,500)

Other differences	(10,221)	9,772	(35,504)

Tax return net income (loss) for the years ended December 31, 2007, 2006 and 2005	$(3,834,494)	$1,748,686	$(2,449,297)

The differences between the investment in local partnerships for tax return and financial reporting purposes as of December 31, 2007 and 2006 are as follows:

	2007	2006

Investment in local partnerships - financial reporting	$232,411	$325,020
Investment in local partnerships - tax	(31,022,244)	(27,531,415)

	$31,254,655	$27,856,435

Payable to general partner and affiliates in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

8.	Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (“Management Fee”) in the amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The Partnership incurred a Management Fee of $175,466 for each of the three years in the period ended March 30, 2008. Unpaid Management Fees in the amount of $43,867 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2008 and 2007.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Pursuant to an agreement with the General Partner, the Partnership incurs an annual administration fee ("Administration Fee") in the amount of $152,758 and an annual additional administration fee (“Additional Administration Fee”) in the amount of $30,965 for administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement. The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years in the period ended March 30, 2008. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations. Unpaid Administration Fees in the amount of $39,819 and $35,482 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2008 and 2007, respectively.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Ten Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, six Local Partnerships have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

9.	Fair Value of Financial Instruments (continued)

Due from Local Partnership

The carrying amount approximates fair value due to the short term nature of the receivable.

The estimated fair value of the Partnership’s financial instruments as of March 30, 2008 and 2007 are disclosed elsewhere in the financial statements.

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2008

Total revenue	$45,532	$36,607	$26,297	$18,338

Expenses	(123,157)	(121,158)	(152,592)	(144,433)

Equity in income (loss) of investment in local partnerships	(46,889)	(30,589)	32,315	(290,869)

Net loss	(124,514)	(115,140)	(93,980)	(416,964)

Net loss per unit of limited partnership interest	(2.99)	(2.76)	(2.25)	(10.00)

2007

Total revenue	$21,489	$42,486	$42,588	$32,831

Expenses	(131,224)	(128,951)	(129,036)	(123,761)

Gain on disposal of limited partner interests/local partnership properties	2,363,851	—	613,216	—

Equity in income (loss) of investment in local partnerships	(116,741)	(12,017)	16,271	25,498

Net income (loss)	2,137,375	(98,482)	543,039	(65,432)

Net income (loss) per unit of limited partnership interest	51.25	(2.36)	13.02	(1.57)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by Registrant in reports that Registrant files or submits under the Exchange Act is recorded, processed, summarized and timely reported as provided in SEC rules and forms. Registrant periodically reviews the design and effectiveness of its disclosure controls and procedures, including compliance with various laws and regulations that apply to its operations. Registrant makes modifications to improve the design and effectiveness of its disclosure controls and procedures, and may take other corrective action, if its reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, Registrant recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2008.

Item 9A(T). Management’s Annual Report on Internal Control over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2008.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Registrant to provide only management’s report in this Annual Report on Form 10-K.

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Neal Ludeke, age 50, is a Vice President and Treasurer of Richman Tax. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina K. Dodge, age 52, is the Secretary of Richman Tax. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

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

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax any compensation and did not pay any such compensation during the year ended March 30, 2008 or during the prior two fiscal years. During the year ended March 30, 2008 and during the prior two fiscal years, Richman Tax did not pay any compensation to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

An affiliate of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, is the owner of 2,835 Units, representing approximately 6.9% of all such Units. As of December 31, 2007, no person or entity, other than an affiliate of Everest Properties, Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax is wholly-owned by Richard Paul Richman.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” herein.

The net taxable loss generated by Registrant during the year ended December 31, 2007 allocated to the General Partner was $38,345. The net taxable loss generated by the General Partner during the year ended December 31, 2007 (from the allocation of Registrant discussed above) and allocated to Richman Tax was $26,075.

Review, Approval or Ratification of Transactions with Related Parties

Pursuant to the terms of the Partnership Agreement, Registrant has specific rights and limitations in conducting business with the General Partner and affiliates.  To date, Registrant has followed such provisions of the Partnership Agreement.  Registrant's unwritten policies for transacting business with related parties are to first refer to the Partnership Agreement in connection with conducting such business or making payments and then, if circumstances arise for which a new related party transaction is contemplated, present the proposed transaction to certain officers of the Richman Tax for review and approval.  If any matter in connection with such transaction might be unclear under the terms of the Partnership Agreement, such matter is presented to general or outside counsel for review prior to any such transaction being entered into by Registrant.

Indebtedness of Management

No officer or director of Richman Tax or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2008.

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2008 and 2007:

	2008	2007

Audit Fees	$46,450	$52,200
Audit-Related Fees	—	—
Tax Fees	$11,863	$11,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2008 and 2007.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2008 and 2007 principal accountant fees and services.

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

(3)  Exhibits

Incorporated by
	Exhibit	Reference to

3.1	Certificate of Limited Partnership of Registrant	Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-11 dated April 29, 1988 (File No. 33-20391)

10.1	4611 South Drexel Limited Partnership Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1989 (File No. 0-17619)

10.2	B & V, Ltd. Fourth Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.3	B & V Phase I, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1994 (File No. 0-17619)

10.4	B & V Phase I, Ltd. Assignment of Partnership Interests, Assumption of Responsibilities, and Waiver of Conditions	Exhibit 10.4 to Form 10-K Report dated March 30, 1997 (File No. 0-17619)

10.5	Blue Hill Housing Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.6	Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.7	Amendment No. 1 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-K Report dated March 30, 1992 (File No. 0-17619)

10.8	Amendment No. 2 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report dated March 30, 1992 (File No. 0-17619)

Incorporated by
	Exhibit	Reference to

10.9	Amendment No. 3 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report dated March 30, 1992 (File No. 0-17619)

10.10	Cobbet Hill Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.11	Cobbet Hill Associates Limited Partnership First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1993 (File No. 0-17619)

10.12	Cobbet Hill Associates Limited Partnership Second Amendment to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.9 to Form 10-K Report dated March 30, 1993 (File No. 0-17619)

10.13	Dunbar Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.14	Dunbar Limited Partnership No. 2 Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.15	Erie Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 10-K Report dated March 30, 1989 (File No. 33-20391)

10.16	Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.17	First Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.14 to Form 10-K Report dated March 30, 1993 (File No. 0-17619)

10.18	Second Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report dated March 30, 1993 (File No. 0-17619)

10.19	Golden Gates Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.20	Grove Park Housing, A California Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.21	Gulf Shores Apartments Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-K Report dated March 30, 1989 (File No. 33-20391)

Incorporated by
	Exhibit	Reference to

10.22	Hilltop North Associates, A Virginia Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.12 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

10.23	Madison-Bellefield Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.24	Amended and Restated Articles of Partnership in Commendam of Pine Hill Estates Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1989 (File No. 0-17619)

10.25	Santa Juanita Limited Dividend Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated December 30, 1989 (File No. 0-17619)

10.26	Second Amendment of Limited Partnership of Santa Juanita Limited Dividend Partnership and Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report dated March 30, 1994 (File No. 0-17619)

10.27	Amendment No. 1 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.24 hereof.)	Exhibit 10.1 to Form 10-Q Report dated September 29, 1995 (File No. 0-17619)

10.28	Amendment No. 2 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1995 (File No. 0-17619)

10.29	Vista Del Mar Limited Dividend Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-K Report dated March 30, 1989 (File No. 33-20391)

10.30	Certificate of Amendment of Limited Partnership of Vista Del Mar Limited Dividend Partnership and Amendment No. 1 to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.25 to Form 10-K Report dated March 30, 1994 (File No. 0-17619)

10.31	Amendment No. 1 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.28 hereof.)	Exhibit 10.3 to Form 10-Q Report dated September 29, 1995 (File No. 0-17619)

10.32	Amendment No. 2 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated September 29, 1995 (File No. 0-17619)

10.33	Amended and Restated Articles of Partnership in Commendam of Winnsboro Homes Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1989 (File No. 0-17619)

Incorporated by
	Exhibit	Reference to

10.34	The B & V, Ltd. Investment Agreement	Exhibit 10.2 to Form 10-Q Report dated September 29, 1994 (File No. 0-17619)

10.35	The B & V Phase I, Ltd. Investment Agreement	Exhibit 10.3 to Form 10-Q Report dated September 29, 1994 (File No. 0-17619)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.22	Pages 21 through 35, 51 through 75 and 89 through 91 of Prospectus dated May 6, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 28 to Form 10-K Report dated March 30, 1989 (File No. 33-20391)

99.23	Pages 16 through 19 of Prospectus dated May 6, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 28.2 to Form 10-K Report dated March 30, 1990 (File No. 0-17619)

99.24	Supplement No. 1 dated August 11, 1988 to Prospectus	Exhibit 28.3 to Form 10-K Report dated March 30, 1991 (File No. 0-17619)

99.25	Supplement No. 2 dated September 20, 1988 to Prospectus	Exhibit 28.4 to Form 10-K Report dated March 30, 1991 (File No. 0-17619)

99.26	Independent Auditors’ Report of Cobbet Hill Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.26 to Form 10-K Report dated March 30, 2006 (File No. 0-17619)

99.27	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.27 to Form 10-K Report dated March 30, 2006 (File No. 0-17619)

99.28	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.28 to Form 10-K Report dated March 30, 2007 (File No. 0-17619)

*Filed herewith.

(b) Exhibits

See (a)(3) above.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties L.P.,
General Partner

	By:	Richman Tax Credit Properties Inc.,
general partner

Dated: July 10, 2008		/s/ David Salzman
David Salzman
Chief Executive Officer

Dated: July 10, 2008		/s/ Neal Ludeke
Neal Ludeke
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Salzman	Chief Executive Officer of the general	July 10, 2008
(David Salzman)	partner of the General Partner

/s/ Neal Ludeke	Chief Financial Officer of the general	July 10, 2008
(Neal Ludeke)	partner of the General Partner

/s/ Richard Paul Richman	Director of the general partner of the	July 10, 2008
(Richard Paul Richman)	General Partner