Form 10-Q
period 2008-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2008-08-13
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There are 41,286 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

		June 29,	March 30,
	Notes	2008	2008

ASSETS

Cash and cash equivalents		$2,234,414	$2,291,787
Prepaid expenses		13,152
Investment in local partnerships	2	190,558	232,411

		$2,438,124	$2,524,198

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$107,668	$124,618
Payable to general partner and affiliates		169,410	83,686

		277,078	208,304

Commitments and contingencies	2,3

Partners' equity (deficit)

General partner		(344,089)	(342,541)
Limited partners (41,286 units of limited partnership interest outstanding)		2,505,135	2,658,435

		2,161,046	2,315,894

		$2,438,124	$2,524,198

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2008 AND 2007
(UNAUDITED)

	Notes	2008	2007

REVENUE

Interest		$7,577	$36,782
Other income from local partnerships		2,500	8,750

TOTAL REVENUE		10,077	45,532

EXPENSES

Administration fees		45,931	45,931
Management fee		43,867	43,867
Professional fees		15,601	17,266
State of New Jersey filing fee		13,152	10,065
Printing, postage and other		4,521	6,028

TOTAL EXPENSES		123,072	123,157

		(112,995)	(77,625)

Equity in loss of investment in local partnerships	2	(41,853)	(46,889)

NET LOSS		(154,848)	(124,514)

Other comprehensive income, net			116

COMPREHENSIVE LOSS		$(154,848)	$(124,398)

NET LOSS ATTRIBUTABLE TO

General partner		$(1,548)	$(1,245)
Limited partners		(153,300)	(123,269)

		$(154,848)	$(124,514)

NET LOSS per unit of limited partnership interest (41,286 units of limited partnership interest)		$(3.71)	$(2.99)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$7,577	$35,557
Cash paid for
administration fee	(4,074)	(6,111)
professional fees	(8,668)	(992)
management fee		(50,000)
State of New Jersey filing fee	(52,011)	(51,155)
printing, postage and other expenses	(2,697)	(6,028)

Net cash used in operating activities	(59,873)	(78,729)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	2,500	31,613

Net cash provided by investing activities	2,500	31,613

Net decrease in cash and cash equivalents	(57,373)	(47,116)

Cash and cash equivalents at beginning of period	2,291,787	2,815,036

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,234,414	$2,767,920

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net		$116

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
THREE MONTHS ENDED JUNE 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(154,848)	$(124,514)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	41,853	46,889
Distributions from local partnerships classified as other income	(2,500)	(8,750)
Accretion of zero coupon bonds		(1,225)
Increase in prepaid expenses	(13,152)	(13,697)
Decrease in accounts payable and accrued expenses	(16,950)	(11,119)
Increase in due to general partner and affiliates	85,724	33,687

NET CASH USED IN OPERATING ACTIVITIES	$(59,873)	$(78,729)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2008
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2008 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the entire year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership has adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

The Partnership adopted SFAS 157 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS 157 include investment in local partnerships, which is accounted for under the equity method of accounting.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis as of June 29, 2008 include cash and cash equivalents of $2,234,414 as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests in nineteen Local Partnerships representing capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances made to certain Local Partnerships and all of which has been paid. As of June 29, 2008, the Partnership holds an interest in twelve Local Partnerships that have, as of March 31, 2008, outstanding mortgage loans payable totaling approximately $53,810,000 and accrued interest payable on such loans totaling approximately $12,199,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three months ended June 29, 2008, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2008	$232,411

Equity in loss of investment in local partnerships	(41,853	)*

Cash distributions received from Local Partnerships	2,500

Cash distributions received from Local Partnerships classified as other income	(2,500)

Investment in local partnerships as of June 29, 2008	$190,558

*
Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $814,486 for the three months ended March 31, 2008 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 2.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2008 and December 31, 2007 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2008 and 2007 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$559,159	$404,629
Rents receivable	172,674	227,596
Escrow deposits and reserves	2,784,976	2,752,516
Land	2,476,862	2,476,862
Buildings and improvements (net of accumulated depreciation of $57,075,606 and $56,264,959)	28,904,940	29,626,207
Intangible assets (net of accumulated amortization of $595,720 and $584,562)	812,998	814,725
Other assets	584,577	664,635

	$36,296,186	$36,947,170

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,183,346	$1,160,232
Due to related parties	5,069,431	4,808,506
Mortgage loans	53,810,103	54,003,733
Notes payable	950,605	951,707
Accrued interest	12,199,491	12,067,359
Other liabilities	246,208	243,916

	73,459,184	73,235,453
Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	23,580,170	23,580,170
Cumulative loss	(23,121,734)	(23,079,881)

	458,436	500,289
General partners and other limited partners
Capital contributions, net of distributions	1,104,769	1,104,769
Cumulative loss	(38,726,203)	(37,893,341)

	(37,621,434)	(36,788,572)

	(37,162,998)	(36,288,283)

	$36,296,186	$36,947,170

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007

REVENUE

Rental	$2,867,355	$2,707,067
Interest and other	53,630	63,365

TOTAL REVENUE	2,920,985	2,770,432

EXPENSES

Administrative	572,245	516,955
Utilities	520,587	398,869
Operating and maintenance	709,522	676,850
Taxes and insurance	284,773	287,329
Financial	886,197	874,727
Depreciation and amortization	822,376	806,669

TOTAL EXPENSES	3,795,700	3,561,399

NET LOSS	$(874,715)	$(790,967)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties L.P.	$(41,853)	$(46,889)
General partners and other limited partners, which includes $814,486 and $724,995 of Partnership loss in excess of investment	(832,862)	(744,078)

	$(874,715)	$(790,967)

The combined results of operations of the Local Partnerships for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2008
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

3.	Additional Information

Additional information, including the audited March 30, 2008 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2008 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2008, American Tax Credit Properties L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2008. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2008, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents decreased, in the aggregate, by approximately $57,000 during the three months ended June 29, 2008. During the three months ended June 29, 2008, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2008 of $41,853.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant’s investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 2 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

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

Registrant’s operations for the three months ended June 29, 2008 and 2007 resulted in net losses of $154,848 and $124,514, respectively. The increase in net loss from fiscal 2007 to fiscal 2008 is primarily attributable to a decrease in interest revenue and other income from local partnerships of approximately $35,000. Other comprehensive income for the three months ended June 29, 2007 resulted from a net unrealized gain on investments in bonds of $116; Registrant’s investments in bonds had matured as of March 30, 2008.

The Local Partnerships' net loss of approximately $875,000 for the three months ended March 31, 2008 was attributable to rental and other revenue of approximately $2,921,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,974,000 and approximately $822,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $791,000 for the three months ended March 31, 2007 was attributable to rental and other revenue of approximately $2,770,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,754,000 and approximately $807,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by all of the Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004. It is the General Partner’s intention to sell or assign Registrant’s interests in the Local Partnerships now that the Compliance Periods have expired. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Virtually all of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Madison-Bellefield Associates Limited Partnership (“Madison-Bellefield”) require the Local General Partners of Madison-Bellefield to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Madison-Bellefield reported an operating deficit of approximately $28,000 for the three months ended March 31, 2008, which includes property management fees of approximately $18,000. The Local General Partners of Madison-Bellefield represent that payments on the mortgage and real estate taxes are current. The Compliance Period for Madison-Bellefield has expired.

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

Dunbar Limited Partnership No. 2 (“Dunbar 2”), reported an operating deficit of approximately $22,000 for the three months ended March 31, 2008. The Local General Partner of Dunbar 2 represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Dunbar 2, after cumulative equity losses, became zero during the year ended March 30, 1997. The Compliance Period for Dunbar 2 has expired.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant has adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

Registrant adopted SFAS 157 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which Registrant has not applied the provisions of SFAS 157 include investment in local partnerships, which is accounted for under the equity method of accounting.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis as of June 29, 2008 include cash and cash equivalents of $2,234,414 as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4T. Controls and Procedures

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2008.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties L.P.,
General Partner

	By:	Richman Tax Credit Properties Inc.,
general partner

Dated: August 13, 2008	/s/David Salzman
	By:	David Salzman
Chief Executive Officer

Dated: August 13, 2008	/s/Neal Ludeke
	By:	Neal Ludeke
Chief Financial Officer

Dated: August 13, 2008	/s/Richard Paul Richman
	By:	Richard Paul Richman
Director