Form 10-Q
period 2008-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2008-11-13
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2008

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

Yes ☒ No ☐

There are 41,286 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

		September 29,	March 30,
	Notes	2008	2008

ASSETS

Cash and cash equivalents		$2,148,301	$2,291,787
Prepaid expenses		15,830
Investment in local partnerships	2	186,640	232,411

		$2,350,771	$2,524,198

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$38,884	$124,618
Payable to general partner and affiliates		253,097	83,686

		291,981	208,304

Commitments and contingencies	2,3

Partners' equity (deficit)

General partner		(345,112)	(342,541)
Limited partners (41,286 units of limited partnership interest outstanding)		2,403,902	2,658,435

		2,058,790	2,315,894

		$2,350,771	$2,524,198

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2008 AND 2007
(UNAUDITED)

	Notes	Three Months Ended September 29, 2008	Six Months Ended September 29, 2008	Three Months Ended September 29, 2007	Six Months Ended September 29, 2007

REVENUE

Interest		$8,080	$15,657	$31,607	$68,389
Other income from local partnerships	2		2,500	5,000	13,750

TOTAL REVENUE		8,080	18,157	36,607	82,139

EXPENSES

Administration fee		45,931	91,862	45,931	91,862
Management fee		43,867	87,734	43,867	87,734
Professional fees		15,616	31,217	17,752	35,018
State of New Jersey filing fee		(2,678)	10,474	10,465	20,530
Printing, postage and other		3,682	8,203	3,143	9,171

TOTAL EXPENSES		106,418	229,490	121,158	244,315

		(98,338)	(211,333)	(84,551)	(162,176)

Equity in loss of investment in local partnerships	2	(3,918)	(45,771)	(30,589)	(77,478)

NET LOSS		(102,256)	(257,104)	(115,140)	(239,654)

Other comprehensive income (loss)				(17)	99

COMPREHENSIVE LOSS		$(102,256)	$(257,104)	$(115,157)	$(239,555)

NET LOSS ATTRIBUTABLE TO

General partner		$(1,023)	$(2,571)	$(1,152)	$(2,397)
Limited partners		(101,233)	(254,533)	(113,988)	(237,257)

		$(102,256)	$(257,104)	$(115,140)	$(239,654)

NET LOSS per unit of limited partnership interest (41,286 units of limited partnership interest)		$(2.46)	$(6.17)	$(2.76)	$(5.75)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$15,657	$66,964
Cash paid for
administration fee	(10,185)	(12,223)
professional fees	(69,077)	(64,269)
management fee		(75,000)
State of New Jersey filing fee	(52,011)	(48,101)
printing, postage and other expenses	(30,370)	(9,171)

Net cash used in operating activities	(145,986)	(141,800)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with disposal of limited partner interests/local partnership properties		11,547
Cash distributions from local partnerships	2,500	36,613
Proceeds from maturities/redemptions and sales of bonds		109,000

Net cash provided by investing activities	2,500	157,160

Net increase (decrease) in cash and cash equivalents	(143,486)	15,360

Cash and cash equivalents at beginning of period	2,291,787	2,815,036

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,148,301	$2,830,396

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
SIX MONTHS ENDED SEPTEMBER 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(257,104)	$(239,654)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	45,771	77,478
Distributions from local partnerships classified as other income	(2,500)	(13,750)
Accretion of zero coupon bonds		(1,425)
Increase in prepaid expenses	(15,830)
Decrease in accounts payable and accrued expenses	(85,734)	(56,822)
Increase in due to general partner and affiliates	169,411	92,373

NET CASH USED IN OPERATING ACTIVITIES	$(145,986)	$(141,800)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2008
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2008 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2008 are not necessarily indicative of the results that may be expected for the entire year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of September 29, 2008 include cash and cash equivalents of $2,148,301 as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests in nineteen Local Partnerships representing capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances made to certain Local Partnerships and all of which has been paid. As of September 29, 2008, the Partnership holds an interest in twelve Local Partnerships that have, as of June 30, 2008, outstanding mortgage loans payable totaling approximately $54,690,000 and accrued interest payable on such loans totaling approximately $12,308,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the six months ended September 29, 2008, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2008	$232,411

Equity in loss of investment in local partnerships	(45,771	)*

Cash distributions received from Local Partnerships	(2,500)

Cash distributions received from Local Partnerships classified as other income	2,500

Investment in local partnerships as of September 29, 2008	$186,640

*Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,706,681 for the six months ended June 30, 2008 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 2.

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2008 and December 31, 2007 and the combined unaudited statements of operations of the Local Partnerships for the six months ended June 30, 2008 and 2007 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$499,636	$404,629
Rents receivable	334,757	227,596
Escrow deposits and reserves	4,227,238	2,752,516
Land	2,476,862	2,476,862
Buildings and improvements (net of accumulated depreciation of $57,870,176 and $56,264,959)	28,214,304	29,626,207
Intangible assets (net of accumulated amortization of $468,710 and $584,562)	785,067	814,725
Other assets	583,098	664,635

	$37,120,962	$36,947,170

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,210,910	$1,160,232
Due to related parties	5,167,662	4,808,506
Mortgage loans	54,689,861	54,003,733
Notes payable	1,322,245	951,707
Accrued interest	12,307,906	12,067,359
Other liabilities	247,581	243,916

	74,946,165	73,235,453

Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	23,846,457	23,580,170
Cumulative loss	(23,125,652)	(23,079,881)

	720,805	500,289
General partners and other limited partners
Capital contributions, net of distributions	1,104,836	1,104,769
Cumulative loss	(39,650,844)	(37,893,341)

	(38,546,008)	(36,788,572)

	(37,825,203)	(36,288,283)

	$37,120,962	$36,947,170

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

REVENUE

Rental	$2,729,545	$5,596,900	$2,754,743	$5,461,810
Interest and other	43,650	97,280	52,892	116,257

TOTAL REVENUE	2,773,195	5,694,180	2,807,635	5,578,067

EXPENSES

Administrative	624,751	1,196,996	576,462	1,093,417
Utilities	319,710	840,297	346,529	745,398
Operating and maintenance	847,234	1,556,756	715,903	1,392,753
Taxes and insurance	277,621	562,394	281,395	568,724
Financial	830,283	1,716,480	926,337	1,801,064
Depreciation and amortization	802,155	1,624,531	809,002	1,615,671

TOTAL EXPENSES	3,701,754	7,497,454	3,655,628	7,217,027

NET LOSS	$(928,559)	$(1,803,274)	$(847,993)	$(1,638,960)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties L.P.	$(3,918)	$(45,771)	$(30,589)	$(77,478)
General partners and other limited partners, which includes $892,195, $1,706,681, $797,896 and $1,522,891 of Partnership loss in excess of investment	(924,641)	(1,757,503)	(817,404)	(1,561,482)

	$(928,559)	$(1,803,274)	$(847,993)	$(1,638,960)

The combined results of operations of the Local Partnerships for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property. The Partnership does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2007, Cobbet has accumulated over $6,500,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $20,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due. The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2008, American Tax Credit Properties L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2008. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the six months ended September 29, 2008, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents decreased, in the aggregate, by approximately $143,000 during the six months ended September 29, 2008. During the six months ended September 29, 2008, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2008 of $45,771.

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

Registrant’s operations for the three months ended September 29, 2008 and 2007 have not varied significantly, as reflected by the net losses of $102,256 and $115,140, respectively. Other comprehensive loss for the three months ended September 29, 2007 resulted from a net unrealized loss on investments in bonds of $17; Registrant’s investments in bonds had matured as of March 30, 2008.

The Local Partnerships' net loss of approximately $929,000 for the three months ended June 30, 2008 was attributable to rental and other revenue of approximately $2,773,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,900,000 and approximately $802,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $848,000 for the three months ended June 30, 2007 was attributable to rental and other revenue of approximately $2,808,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,847,000 and approximately $809,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although Registrant’s operations for the six months ended September 29, 2008 and 2007 have not varied significantly, as reflected by the net losses of $257,104 and $239,654, respectively, interest revenue and other income from local partnerships decreased from fiscal 2007 to fiscal 2008 by approximately $64,000 and equity in loss of investment in local partnerships decreased from fiscal 2007 to fiscal 2008 by approximately $32,000. Other comprehensive income for the six months ended September 29, 2007 resulted from a net unrealized gain on investments in bonds of $99; Registrant’s investments in bonds had matured as of March 30, 2008.

The Local Partnerships' net loss of approximately $1,803,000 for the six months ended June 30, 2008 was attributable to rental and other revenue of approximately $5,694,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,872,000 and approximately $1,625,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,639,000 for the six months ended June 30, 2007 was attributable to rental and other revenue of approximately $5,578,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,601,000 and approximately $1,616,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by all of the Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. The Compliance Period of all of the Local Partnerships expired as of December 31, 2004. It is the General Partner’s intention to sell or assign Registrant’s interests in the Local Partnerships since the Compliance Periods have expired. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Virtually all of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Madison-Bellefield Associates Limited Partnership (“Madison-Bellefield”) require the Local General Partners of Madison-Bellefield to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Madison-Bellefield reported an operating deficit of approximately $57,000 for the six months ended June 30, 2008, which includes property management fees of approximately $35,000. The Local General Partners of Madison-Bellefield represent that payments on the mortgage and real estate taxes are current.

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property. Registrant does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2007, Cobbet has accumulated over $6,500,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $20,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due. Registrant’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

Dunbar Limited Partnership No. 2 (“Dunbar 2”) reported an operating deficit of approximately $24,000 for the six months ended June 30, 2008. The Local General Partner of Dunbar 2 represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Dunbar 2, after cumulative equity losses, became zero during the year ended March 30, 1997.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial assets accounted for at fair value on a recurring basis as of September 29, 2008 include cash and cash equivalents of $2,148,301 as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the six months ended September 29, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2008.

There were no changes in Registrant’s internal control over financial reporting during the six months ended September 29, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.	Risk Factors

None

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

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties L.P.,
General Partner

By: Richman Tax Credit Properties Inc.,
general partner

Dated: November 13, 2008	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: November 13, 2008	/s/Neal Ludeke
By: Neal Ludeke
Chief Financial Officer

Dated: November 13, 2008	/s/Richard Paul Richman
By: Richard Paul Richman
Director