Form 10-Q
period 2008-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2009-02-17
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2008

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

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

		December 30,	March 30,
	Notes	2008	2008

ASSETS

Cash and cash equivalents		$2,132,826	$2,291,787
Prepaid expenses		5,316
Investment in local partnerships	2	213,172	232,411

		$2,351,314	$2,524,198

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$45,170	$124,618
Payable to general partner and affiliates		334,746	83,686

		379,916	208,304

Commitments and contingencies	2,3

Partners' equity (deficit)

General partner		(345,986)	(342,541)
Limited partners (41,286 units of limited partnership interest outstanding)		2,317,384	2,658,435

		1,971,398	2,315,894

		$2,351,314	$2,524,198

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2008 AND 2007
(UNAUDITED)

	Notes	Three Months Ended December 30, 2008	Nine Months Ended December 30, 2008	Three Months Ended December 30, 2007	Nine Months Ended December 30, 2007

REVENUE

Interest		$3,252	$18,909	$26,297	$94,686
Other income from local partnerships	2		2,500		13,750

TOTAL REVENUE		3,252	21,409	26,297	108,436

EXPENSES

Administration fee		45,930	137,792	45,930	137,792
Management fee		43,865	131,599	43,877	131,611
Professional fees		17,611	48,828	19,246	54,264
State of New Jersey filing fee		10,514	20,988	31,372	51,902
Printing, postage and other		(744)	7,459	12,167	21,338

TOTAL EXPENSES		117,176	346,666	152,592	396,907

		(113,924)	(325,257)	(126,295)	(288,471)

Equity in income (loss) of investment in local partnerships	2	26,532	(19,239)	32,315	(45,163)

NET LOSS		(87,392)	(344,496)	(93,980)	(333,634)

Other comprehensive income					99

COMPREHENSIVE LOSS		$(87,392)	$(344,496)	$(93,980)	$(333,535)

NET LOSS ATTRIBUTABLE TO

General partner		$(874)	$(3,445)	$(939)	$(3,336)
Limited partners		(86,518)	(341,051)	(93,041)	(330,298)

		$(87,392)	$(344,496)	$(93,980)	$(333,634)

NET LOSS per unit of limited partnership interest (41,286 units of limited partnership interest)		$(2.09)	$(8.26)	$(2.25)	$(8.00)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$18,909	$93,261
Cash paid for
administration fee	(18,331)	(173,274)
professional fees	(77,274)	(66,925)
management fee		(175,478)
State of New Jersey filing fee	(52,011)	(65,239)
printing, postage and other expenses	(32,754)	(14,051)

Net cash used in operating activities	(161,461)	(401,706)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with disposal of limited partner interests/local partnership properties		11,547
Distributions received from local partnerships	2,500	36,613
Proceeds from maturities/redemptions and sales of bonds		109,000

Net cash provided by investing activities	2,500	157,160

Net decrease in cash and cash equivalents	(158,961)	(244,546)

Cash and cash equivalents at beginning of period	2,291,787	2,815,036

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,132,826	$2,570,490

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(344,496)	$(333,634)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	19,239	45,163
Distributions from local partnerships classified as other income	(2,500)	(13,750)
Accretion of zero coupon bonds		(1,425)
Increase in prepaid expenses	(5,316)
Decrease in accounts payable and accrued expenses	(79,448)	(18,711)
Increase (decrease) in due to general partner and affiliates	251,060	(79,349)

NET CASH USED IN OPERATING ACTIVITIES	$(161,461)	$(401,706)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2008
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2008 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of December 30, 2008 include cash and cash equivalents of $2,132,826 as reflected in the accompanying balance sheet.  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The FSP is effective for public entities in their first reporting period (interim or annual) that ends after December 15, 2008.  The Partnership does not believe that the adoption of the FSP will have a material impact on its financial statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests in nineteen Local Partnerships representing capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of December 30, 2008, the Partnership holds an interest in twelve Local Partnerships that have, as of September 30, 2008, outstanding mortgage loans payable totaling approximately $54,509,000 and accrued interest payable on such loans totaling approximately $12,440,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the nine months ended December 30, 2008, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2008	$232,411

Equity in loss of investment in local partnerships	(19,239	) *

Cash distributions received from Local Partnerships	(2,500)

Cash distributions received from Local Partnerships classified as other income	2,500

Investment in local partnerships as of December 30, 2008	$213,172

*Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership.  The amount of such excess losses applied to other partners' capital was $2,444,717 for the nine months ended September 30, 2008 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 2.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2008 and December 31, 2007 and the combined unaudited statements of operations of the Local Partnerships for the nine months ended September 30, 2008 and 2007 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$562,648	$404,629
Rents receivable	241,662	227,596
Escrow deposits and reserves	4,439,147	2,752,516
Land	2,476,862	2,476,862
Buildings and improvements (net of accumulated depreciation of $58,714,648 and $56,264,959)	27,457,208	29,626,207
Intangible assets (net of accumulated amortization of $480,831 and $584,562)	775,153	814,725
Other assets	657,127	664,635

	$36,609,807	$36,947,170

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,366,770	$1,160,232
Due to related parties	5,275,360	4,808,506
Mortgage loans	54,508,984	54,003,733
Notes payable	1,321,111	951,707
Accrued interest	12,440,475	12,067,359
Other liabilities	248,513	243,916

	75,161,213	73,235,453

Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	23,846,457	23,580,170
Cumulative loss	(23,099,120)	(23,079,881)

	747,337	500,289

General partners and other limited partners
Capital contributions, net of distributions	1,104,836	1,104,769
Cumulative loss	(40,403,579)	(37,893,341)

	(39,298,743)	(36,788,572)

	(38,551,406)	(36,288,283)

	$36,609,807	$36,947,170

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

REVENUE

Rental	$2,856,965	$8,453,865	$2,964,922	$8,426,732
Interest and other	62,908	160,188	47,007	163,264

TOTAL REVENUE	2,919,873	8,614,053	3,011,929	8,589,996

EXPENSES

Administrative	638,179	1,835,175	528,564	1,621,981
Utilities	205,509	1,045,806	219,439	964,837
Operating and maintenance	865,944	2,422,700	747,017	2,139,770
Taxes and insurance	238,087	800,481	274,006	842,730
Financial	842,905	2,559,385	831,605	2,632,669
Depreciation and amortization	855,452	2,479,983	808,828	2,424,499

TOTAL EXPENSES	3,646,076	11,143,530	3,409,459	10,626,486

NET LOSS	$(726,203)	$(2,529,477)	$(397,530)	$(2,036,490)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties L.P.	$26,532	$(19,239)	$32,315	$(45,163)
General partners and other limited partners, (includes $738,036, $2,444,717, $415,982 and $1,938,873 of Partnership loss in excess of investment)	(752,735)	(2,510,238)	(429,845)	(1,991,327)

	$(726,203)	$(2,529,477)	$(397,530)	$(2,036,490)

The combined results of operations of the Local Partnerships for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2008, American Tax Credit Properties L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2008.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2008, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses.  Cash and cash equivalents decreased by approximately $159,000 during the nine months ended December 30, 2008.  During the nine months ended December 30, 2008, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2008 of $19,239.  Payable to general partner and affiliates represents deferred administration and management fees in the accompanying balance sheet as of December 30, 2008.

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

Registrant’s operations for the three months ended December 30, 2008 and 2007 have not varied significantly, as reflected by the net losses of $87,392 and $93,980, respectively.

The Local Partnerships' net loss of approximately $726,000 for the three months ended September 30, 2008 was attributable to rental and other revenue of approximately $2,920,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,791,000 and approximately $855,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $398,000 for the three months ended September 30, 2007 was attributable to rental and other revenue of approximately $3,012,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,601,000 and approximately $809,000 of depreciation and amortization expense.  The results of operations of the Local Partnerships for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although Registrant’s operations for the nine months ended December 30, 2008 and 2007 have not varied significantly, as reflected by the net losses of $344,496 and $333,634, respectively, interest revenue and other income from local partnerships decreased from fiscal 2007 to fiscal 2008 by approximately $87,000 and operating expenses decreased from fiscal 2007 to fiscal 2008 by approximately $50,000.  Other comprehensive income for the nine months ended December 29, 2007 resulted from a net unrealized gain on investments in bonds of $99; Registrant’s investments in bonds had matured as of March 30, 2008.

The Local Partnerships' net loss of approximately $2,529,000 for the nine months ended September 30, 2008 was attributable to rental and other revenue of approximately $8,614,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $8,663,000 and approximately $2,480,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,036,000 for the nine months ended September 30, 2007 was attributable to rental and other revenue of approximately $8,590,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $8,202,000 and approximately $2,424,000 of depreciation and amortization expense.  The results of operations of the Local Partnerships for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest").  During the nine months ended September 30, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service.  Virtually all of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.  However, as discussed below, a certain Local Partnership’s operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of December 30, 2008 include cash and cash equivalents of $2,132,826 as reflected in the accompanying balance sheet.  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The FSP is effective for public entities in their first reporting period (interim or annual) that ends after December 15, 2008.  Registrant does not believe that the adoption of the FSP will have a material impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the nine months ended December 30, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2008.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties L.P.,
General Partner

	By:	Richman Tax Credit Properties Inc.,
general partner

Dated: February 13, 2009	/s/David Salzman
	By:	David Salzman
Chief Executive Officer

Dated: February 13, 2009	/s/James Hussey
	By:	James Hussey
Chief Financial Officer

Dated: February 13, 2009	/s/Richard Paul Richman
	By:	Richard Paul Richman
Director