Form 10-K
period 2009-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2009-06-29
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.

Documents incorporated by reference:
Pages 16 through 19, 21 through 35, 51 through 75 and 89 through 91of the Registrant’s prospectus dated May 6, 1988, as supplemented by Supplement No. 1 and Supplement No. 2 dated August 11, 1988 and September 20, 1988, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, and filed as Exhibits hereto, are incorporated by reference into Part I of this Annual Report.

PART I

Item 1.  Business.

General Development of Business and Narrative Description of Business

American Tax Credit Properties L.P. (the "Registrant"), a Delaware limited partnership, was formed on February 12, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  The Local Partnerships hold their respective Properties in fee.  Registrant invested in nineteen such Properties, including one Property that also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code of 1986 (the “Historic Rehabilitation Tax Credit”).  Registrant considers its activity to constitute a single industry segment.

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

The Amendment No. 2 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "SEC") on April 29, 1988 pursuant to the Securities Act of 1933 under Registration Statement File No. 33-20391, and was declared effective on May 4, 1988.  Reference is made to the prospectus dated May 6, 1988, as supplemented by Supplement No. 1 and Supplement No. 2 dated August 11, 1988 and September 20, 1988, respectively, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus").  Pursuant to Rule 12b-23 of the SEC's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 51 through 75 of the Prospectus is hereby incorporated into this Annual Report by reference.

On May 11, 1988, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 50,000 units of limited partnership interest (the "Units") at $1,000 per Unit to investors (the “Limited Partners”).  On August 19, 1988 and November 15, 1988, the closings for 23,603 and 17,683 Units, respectively, took place, amounting to aggregate Limited Partners' capital contributions of $41,286,000.

Registrant's primary objective, to provide Low-income Tax Credits to the Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Note that the existence of Extended Use Provisions does not extend the Compliance Period of the respective Local Partnerships.  However, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2009, Registrant owns twelve of the nineteen Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve and does not intend to conduct any business.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

Item 1.  Business (continued).

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a Local Partnership Interest in each of the Local Partnerships.  A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole.  See Item 8 below for a summary of Registrant's operations.

Competition

Pursuant to Rule 12b-23 of the SEC’s General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 21 through 35 of the Prospectus is hereby incorporated into this Annual Report by reference.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs.  All management activities of Registrant are conducted by the General Partner.  An affiliate of the General Partner employs individuals who perform the management activities of Registrant.  This entity also performs similar services for other affiliates of the General Partner.

Regulation

The following is a brief summary of certain regulations applicable to Registrant and is not, nor should it be considered, a full summary of the law or all related issues.  Other than as set forth above and below, Registrant is not aware of any existing or probable federal, state or local governmental regulations, or any recent changes to such governmental regulations, which would have an effect on Registrant’s business.

Virtually all of the Properties owned by the Local Partnerships have some form of a government funded rental subsidy that affords the low-income tenants the ability to reside at the Properties.  During the period that a subsidy agreement between the United States Department of Housing and Urban Development (“HUD”) and a Local Partnership is in existence, the Local Partnership Interest of such Local Partnership may not be sold, and the Property may not be transferred by the Local Partnership to another entity, without HUD’s approval, which may be subject to various conditions.  In particular, the transfer of title of the Properties by the Local Partnerships is expected to be required to be closed in escrow pending HUD approval.  In addition, as a condition to certain disposals, Registrant anticipates that HUD will require the Local Partnerships to dedicate resources to maintenance in order to correct deficiencies in the physical condition of the Properties. Correction of such deficiencies will probably require expenditures of significant amounts of funds, thus effectively reducing the amount of any net proceeds from the sale of the Property.  There can be no assurance that the required governmental agencies will approve any of the requested transfers, that such approvals will be received in a timely manner or that other conditions will not be imposed for such approvals. The failure to obtain or a delay in obtaining any required approvals would have adverse consequences to the Limited Partners.

In the case of certain of the Local Partnerships, the local housing authority has the right, for a period of time, to find a purchaser for the Property prior to the Local General Partner beginning its own efforts to sell the Property.  There can be no assurance that the local housing authorities will be successful in finding purchasers for such Properties, which may adversely impact the timing of Property sales.

Certain of the Local Partnerships may be subject to restrictions on the amount of annual cash distributions to partners under the terms of such Local Partnerships’ loan, regulatory or other agreements.

Registrant is not aware of any non-compliance by the Local Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

Item 1A.  Risk Factors.

Risks Relating to Registrant’s Business and Industry

There is no guarantee that the Properties will be sold or, if sold, that Registrant would receive any proceeds.

As noted above in Item 1 - Business, Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  However, the market of interested buyers of the Properties is limited.  Some of the factors which negatively impact the marketability of the Properties, or equivalently, the Local Partnership Interests, include:

•	the Extended Use Provisions;

•
the substantial remaining mortgage balances on the Properties, which are typically very near the initial balances as a result of the heavily subsidized debt of the Local Partnership and the lengthy (usually near 40-year) amortization period of the debt; and

•	poor economic conditions.

It is generally expected, therefore, that in the event a sale of a Property by a Local Partnership can be consummated, the net proceeds of such sale, after repayment of any outstanding debt and other liabilities, are not likely to be significant.  Moreover, a portion of the net proceeds from the sale of a Property by a Local Partnership may be payable to the Local General Partner for prior operating advances and deferred fees.  As such, there will likely not be significant proceeds, if any, upon a sale of a Property that will be available for distribution by the Local Partnership to Registrant.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  However, it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

The Local Partnerships may be required to continue to maintain the low-income nature of the Properties beyond the Compliance Period under agreements with state tax credit agencies.

As noted above in Item 1 - Business, certain of the Local Partnerships entered into agreements containing Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period.  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse affect on Registrant’s investment in such Local Partnerships.

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate.  Such risks, which are subject to change and are not in the control of Registrant, include risks relating to:

•	the adverse use of adjacent or neighborhood real estate;

•	regulated rents, which may adversely impact rent increases;

•	utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;

•	the inability of tenants to pay rent in light of current market conditions;

•	changes in the demand for or supply of competing properties;

•	changes in state or local tax rates and assessments;

Item 1A.  Risk Factors (continued).

•	increases in utility charges;

•	unexpected expenditures for repairs and maintenance;

•	the discovery of previously undetected environmentally hazardous conditions;

•	costs associated with complying with the Americans with Disabilities Act;

•	uninsured losses relating to real property or excessively expensive premiums for insurance coverage;

•	lawsuits from tenants or guests in connection with injuries that occur on the Properties;

•	changes in local economic conditions; and

•	changes in interest rates and the availability of financing (including changes resulting from current market conditions).

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

There is no trading market for Units and there are no assurances that any market will develop.  In addition, the Units may be transferred only if certain requirements are satisfied, including requirements that such transfer would not impair Registrant’s tax status for federal income tax purposes and would not be a violation of federal or state securities laws.  Accordingly, the Limited Partners may not be able to sell their Units promptly and bear the economic risk of their investment for an indefinite period of time.

Item 1A.  Risk Factors (continued).

Under certain circumstances, Limited Partners of Registrant may incur out-of-pocket tax costs.

At some point, Registrant’s operations (including the sale or refinancing of the Properties owned by the Local Partnerships) may generate less cash flow than taxable income, and the income, as well as the income taxes payable with respect to Registrant’s taxable income, may exceed cash flow available for distribution to the Limited Partners in such years.  This may result in an out-of-pocket tax cost to the Limited Partners.  In addition, a Limited Partner may experience taxable gain on disposition of Units or upon a disposition of the Local Partnership Interests or of the Properties even though no cash is realized on the disposition; in such circumstances, the Limited Partners may experience an out-of-pocket tax cost.

Limited Partners of Registrant may not receive a return of any portion of their original capital investment in Registrant.

To date, the Limited Partners of Registrant have not received a return of any portion of their original capital.  Accordingly, the only benefit of this investment may be the Low-income Tax Credits and Historic Rehabilitation Tax Credits.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831.  Registrant does not own or lease any properties.  Registrant pays no rent; all charges for leased space are borne by affiliates of the General Partner.

Registrant originally acquired Local Partnership Interests in nineteen Local Partnerships.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships expired as of December 31, 2004 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2009, Registrant owns twelve of the nineteen Local Partnership Interests originally acquired.  Registrant has instructed the remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

In the event a sale of the remaining Properties cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnerships Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period.  While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  There can be no assurance as to when the Local Partnerships will dispose of the Properties, when Registrant will dispose of the Local Partnership Interests or the amount of proceeds which may be received in such dispositions.  In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Although Registrant generally owns a 98.9%-99% Local Partnership Interest in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"); the ownership percentages of Registrant and ATCP II of Santa Juanita are 34.64% and 64.36%, respectively.  The Local Partnership Interests were acquired by Registrant in 1998 and 1999, with the exception of the Local Partnership Interest in B & V Phase I, Ltd., which was acquired in 1994.

Item 2.  Properties (continued).

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of the subsidies below).  The subsidy agreements expire at various times.  Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Ten Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.  In addition, six Local Partnerships have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

Item 2.  Properties (continued).

			Mortgage loans
Name of Local Partnership	Number		payable as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2008		footnotes)

4611 South Drexel Limited Partnership (3), (5), (6) South Drexel Apartments Chicago, Illinois	44	$1,354,968	$—	(3)

B & V, Ltd. (3) Homestead Apartments Homestead, Florida	158	2,050,795	—	(3)

B & V Phase I, Ltd. (3) Gardens of Homestead Homestead, Florida	97	140,000	—	(3)

Blue Hill Housing Limited Partnership (3) Blue Hill Housing Grove Hall, Massachusetts	144	4,506,082	—	(3)

Cityside Apartments, L.P. Cityside Apartments Trenton, New Jersey	126	6,098,988	6,435,994		(1a&c)

Cobbet Hill Associates Limited Partnership (6) Cobbet Hill Apartments Lynn, Massachusetts	117	5,303,771	12,969,740		(1a,b&c)

Dunbar Limited Partnership Spring Grove Apartments Chicago, Illinois	101	1,518,229	4,898,560		(1a,c&d)

Dunbar Limited Partnership No. 2 Park View Apartments Chicago, Illinois	102	1,701,849	5,232,497		(1a,c&d)

Erie Associates Limited Partnership (3) Erie Apartments Springfield, Massachusetts	18	755,737	—	(3)

Federal Apartments Limited Partnership Federal Apartments Fort Lauderdale, Florida	164	2,832,224	5,776,587		(1a,c&e)

Golden Gates Associates Golden Gates Brooklyn, New York	85	879,478	4,257,515		(1b)

Grove Park Housing, A California Limited Partnership (3), (4) Grove Park Apartments Garden Grove, California	104	1,634,396	—	(3)

Item 2.  Properties (continued).

				Mortgage loans
Name of Local Partnership	Number			payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2008		Footnotes)

Gulf Shores Apartments Ltd. Morgan Trace Apartments Gulf Shores, Alabama	50	$352,693		$1,434,070		(1b)

Hilltop North Associates, A Virginia Limited Partnership (3), (6) Hilltop North Apartments Richmond, Virginia	160	1,470,734		—	(3)

Madison-Bellefield Associates Bellefield Dwellings Pittsburgh, Pennsylvania	158	1,047,744		2,190,175		(1a&c)

Pine Hill Estates Limited Partnership Pine Hill Estates Shreveport, Louisiana	110	613,499		2,164,894		(1a&c)

Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	313,887	(2)	1,420,421		(1a,b,c&g)

Vista del Mar Limited Dividend Partnership L.P. (6) Vista del Mar Apartments Fajardo, Puerto Rico	152	3,363,345		5,602,246		(1a,b,c&g)

Winnsboro Homes Limited Partnership Winnsboro Homes Winnsboro, Louisiana	50	289,730		1,991,761		(1a,c&f)

		$36,228,149		$54,374,460

(1)	Description of subsidies:

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

Item 2.  Properties (continued).

(2)	Reflects amount attributable to Registrant only.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2008 and 2007 in Note 4 to the accompanying financial statements.

(4)
Registrant withdrew as a limited partner in April 2006.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2006 included in Note 4 to the accompanying financial statements includes results of operations for such Local Partnership through the date of Registrant’s withdrawal (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(5)
The underlying Property was sold in October 2006.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2006 included in Note 4 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(6)	Capital contribution includes voluntary advances made by Registrant to the Local Partnership.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Limited Partners during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  The number of record holders of Units as of December 31, 2008 was approximately 2,080, holding an aggregate of 41,286 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.  The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future.  There were no cash distributions to the Limited Partners during the years ended March 30, 2009 and 2008.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by the Limited Partners to offset federal income tax liabilities.  Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,528 per Unit, net of circumstances which have given rise to recapture.  The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2003 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2004.  Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in two closings with aggregate Limited Partners’ capital contributions of $41,286,000.  In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $4,781,000 and established a working capital reserve of approximately $2,271,000.  The remaining net proceeds of approximately $34,234,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in local partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code of 1986.  The Net Proceeds were utilized in acquiring a Local Partnership Interest in eighteen Local Partnerships.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

As of March 30, 2009, Registrant has cash and cash equivalents of $1,817,949, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships.  Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.  In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties.

During the year ended March 30, 2009, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses.  Cash and cash equivalents decreased by approximately $474,000 during the year ended March 30, 2009.

During the year ended March 30, 2009, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2008 of $17,924.  Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2009 represents accrued management and administration fees.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received.  Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.  As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant’s investment balances in the respective Local Partnerships become zero.  The combined statements of operations of the Local Partnerships reflected in Note 4 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

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

Registrant’s operations for the years ended March 30, 2009, 2008 and 2007 resulted in net income (loss) of $(455,469), $(750,598) and $2,516,500, respectively.  The decrease in net loss from fiscal 2008 to 2009 is primarily attributable to (i) a decrease in equity in loss of investment in local partnerships of approximately $318,000, which decrease is primarily the result of a decrease in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance and voluntary advances being made to a Local Partnership in fiscal 2008 that were charged to equity in loss of investment in local partnerships and (ii) a decrease in  operating expenses of approximately $53,000, all partially offset by a decrease in interest revenue and other income from local partnerships of approximately $76,000.  The increase in net loss from fiscal 2007 to fiscal 2008 is primarily attributable to (i) a gain on disposal of limited partner interests/local partnership properties of approximately $2,977,000 in connection with Grove Park Housing, A California Limited Partnership (“Grove Park”) and 4611 South Drexel Limited Partnership (“South Drexel”) recognized in fiscal 2007, (ii) an increase in equity in loss of investment in local partnerships of approximately $249,000, which increase is primarily the result of an increase in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance and an increase in voluntary advances being made to Local Partnerships that were charged to equity in loss of investment in local partnerships and (iii) an increase in operating expenses of approximately $28,000.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The Local Partnerships’ loss from operations of approximately $3,624,000 for the year ended December 31, 2008 includes depreciation and amortization expense of approximately $3,346,000 and interest on non-mandatory debt of approximately $645,000, and does not include principal payments on permanent mortgages of approximately $658,000.  The Local Partnerships’ loss from operations of approximately $3,625,000 for the year ended December 31, 2007 includes depreciation and amortization expense of approximately $3,285,000 and interest on non-mandatory debt of approximately $572,000, and does not include principal payments on permanent mortgages of approximately $751,000.  The Local Partnerships’ loss from operations of approximately $4,091,000 for the year ended December 31, 2006 includes depreciation and amortization expense of approximately $3,425,000 and interest on non-mandatory debt of approximately $612,000, and does not include principal payments on permanent mortgages of approximately $644,000.  Revenue and expenses of the Local Partnerships decreased in 2007 as compared to 2006, in part as a result of Registrant’s disposal of its limited partner interest in Grove Park in April 2006 and the sale of the Property owned by South Drexel in October 2006.  The results of operations of the Local Partnerships for the year ended December 31, 2008 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective had been to provide Low-income Tax Credits to the Limited Partners.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s interests in the Local Partnerships.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest").  During the year ended December 31, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service.  Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.  However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.  Registrant has no legal obligation to fund any such deficits.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  Registrant does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2008, Cobbet has accumulated over $7,800,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $22,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Registrant’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

As of March 30, 2009, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Liabilities:
Payable to General Partner and Affiliates (1)	$85,723	$85,723	$—	$—	$—

(1)	Such amounts are current liabilities.

Off - Balance Sheet Arrangements

None.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Critical Accounting Policies and Estimates

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note 1 to the accompanying financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying financial statements.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities” (“FIN 46(R)”), because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Registrant is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued Financial Staff Position (“FSP”) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of FIN 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations.  Registrant may modify its disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that defers the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

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

Financial assets accounted for at fair value on a recurring basis as of March 30, 2009 are cash and cash equivalents of $1,817,949 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, Registrant adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of SFAS 159 had no effect on Registrant’s financial statements.

On December 4, 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  SFAS 141R is effective for fiscal years ending after December 15, 2008.  Registrant is currently evaluating the impact of the adoption of SFAS 141R on its financial statements.  However, Registrant does not expect SFAS 141R to have a material impact on its financial position or results of operations.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  However, Registrant does not expect SFAS 160 to have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of GAAP is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  Registrant is currently evaluating the impact of SFAS 162 on its financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of Registrant’s financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively with early application prohibited.  The impact of adopting EITF 08-6 is not expected to have a material impact on Registrant’s financial condition or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a Variable Interest Entity, to provide additional disclosures about their involvement with Variable Interest Entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  Registrant adopted the FSP effective December 2008; such adoption has not had an impact on Registrant’s financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Registrant as of June 30, 2009 and will not impact Registrant’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Registrant as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on Registrant’s financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

None.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8.  Financial Statements and Supplementary Data.

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties L.P. (the “Partnership”) as of March 30, 2009 and 2008, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2009 and 2008, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Bethesda, Maryland
June 29, 2009

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
MARCH 30, 2009 AND 2008

	Notes	2009	2008

ASSETS

Cash and cash equivalents	3,8	$1,817,949	$2,291,787
Investment in local partnerships	4	214,487	232,411

		$2,032,436	$2,524,198

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$86,288	$124,618
Payable to general partner and affiliates	5,7	85,723	83,686

		172,011	208,304

Commitments and contingencies	7

Partners’ equity (deficit)	2

General partner		(347,096)	(342,541)
Limited partners (41,286 units of limited partnership interest outstanding)		2,207,521	2,658,435

		1,860,425	2,315,894

		$2,032,436	$2,524,198

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	Notes	2009	2008	2007

REVENUE

Interest		$19,277	$110,524	$130,644
Other income from local partnerships		31,221	16,250	8,750

TOTAL REVENUE		50,498	126,774	139,394

EXPENSES

Administration fees - affiliate	5,7	183,723	183,723	183,723
Management fee - affiliate	5,7	175,466	175,466	175,466
Professional fees		73,913	77,068	75,251
State of New Jersey filing fees		42,158	70,239	56,126
Printing, postage and other		12,783	34,844	22,406

TOTAL EXPENSES		488,043	541,340	512,972

		(437,545)	(414,566)	(373,578)

Equity in loss of investment in local partnerships	4	(17,924)	(336,032)	(86,989)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(455,469)	(750,598)	(460,567)

Gain on disposal of limited partner interests/local partnership properties				2,977,067

NET INCOME (LOSS)		(455,469)	(750,598)	2,516,500

Other comprehensive income, net			99	223

COMPREHENSIVE INCOME (LOSS)		$(455,469)	$(750,499)	$2,516,723

NET INCOME (LOSS) ATTRIBUTABLE TO	2

General partner		$(4,555)	$(7,506)	$25,165
Limited partners		(450,914)	(743,092)	2,491,335

		$(455,469)	$(750,598)	$2,516,500

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)		$(10.92)	$(18.00)	$60.34

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total

Partners' equity (deficit), March 30, 2006	$(360,200)	$910,192	$(322)	$549,670

Net income	25,165	2,491,335		2,516,500

Other comprehensive income, net			223	223

Partners' equity (deficit), March 30, 2007	(335,035)	3,401,527	(99)	3,066,393

Net loss	(7,506)	(743,092)		(750,598)

Other comprehensive income, net			99	99

Partners' equity (deficit), March 30, 2008	(342,541)	2,658,435	—	2,315,894

Net loss	(4,555)	(450,914)		(455,469)

Partners' equity (deficit), March 30, 2009	$(347,096)	$2,207,521	$—	$1,860,425

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$19,277	$109,099	$126,689
Cash paid for
administration fees	(181,686)	(179,386)	(183,469)
management fees	(175,466)	(175,466)	(175,466)
professional fees	(78,390)	(87,939)	(57,146)
State of New Jersey filing fee	(52,011)	(71,925)	(57,009)
printing, postage and other expenses	(36,783)	(11,006)	(22,406)

Net cash used in operating activities	(505,059)	(416,623)	(368,807)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	31,221	39,113	21,570
Proceeds in connection with disposal of limited partner interests/local partnership properties		11,547	2,965,520
Voluntary advances to local partnerships		(266,286)	(80,584)
Maturities/redemptions and sales of bonds		109,000	21,000

Net cash provided by (used in) investing activities	31,221	(106,626)	2,927,506

Net increase (decrease) in cash and cash equivalents	(473,838)	(523,249)	2,558,699

Cash and cash equivalents at beginning of year	2,291,787	2,815,036	256,337

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,817,949	$2,291,787	$2,815,036

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net		$99	$223

Increase in due from local partnership			$11,547

See reconciliation of net income (loss) to net cash used in operating activities on page 24.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	2009	2008	2007

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(455,469)	$(750,598)	$2,516,500

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships	17,924	336,032	86,989
Gain on disposal of limited partner interests/local partnership properties			(2,977,067)
Distributions from local partnerships classified as other income	(31,221)	(16,250)	(8,750)
Amortization of net premium on investments in bonds			238
Accretion of zero coupon bonds		(1,425)	(4,847)
Decrease in interest receivable			654
Increase (decrease) in accounts payable and accrued expenses	(38,330)	11,281	17,222
Increase in payable to general partner and affiliates	2,037	4,337	254

NET CASH USED IN OPERATING ACTIVITIES	$(505,059)	$(416,623)	$(368,807)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2009, 2008 AND 2007

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties L.P. (the "Partnership") was formed on February 12, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act.  There was no operating activity until admission of the limited partners (the “Limited Partners”) on August 19, 1988.  The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  In addition, the Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code of 1986.  Richman Tax Credit Properties L.P. (the "General Partner") was formed on February 10, 1988 to act as the General Partner of the Partnership.

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

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities” (“FIN 46(R)”) because the Partnership is not considered the primary beneficiary.  The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the local general partners (the “Local General Partners”).

Advances and additional capital contributions (collectively the “Advances”) that are not required under the terms of the Local Partnerships’ partnership agreements but which are made to the Local Partnerships are recorded as investment in local partnerships.  Certain Advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing.  The Partnership recognizes additional equity in loss of investment in local partnerships to the extent of such Advances.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are stated at cost, which approximates market value.

Investments in Bonds

Investments in bonds were classified as available-for-sale; the Partnership’s intent was to hold such investments for an indefinite period of time but not necessarily to maturity.  Any decision to sell an investment was based on various factors, including significant movements in interest rates and liquidity needs.  Investments in bonds were carried at estimated fair value and unrealized gains or losses were included as items of comprehensive income (loss) and were reported as a separate component of partners’ equity (deficit).

Premiums and discounts on investments in bonds were amortized (accreted) using the effective yield method over the life of the investment.  Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds were included in interest revenue.  Realized gain (loss) on redemptions or sales of investments in bonds were included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.  All such investments had matured as of March 30, 2008.

Income Taxes

No provision or benefit for income taxes has been made because all income and losses are allocated to the partners for inclusion in their respective tax returns.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (SFAS 109”), the Partnership has included in Note 6 disclosures related to differences in the financial and tax bases of accounting.  In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109.  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be to be realized.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period.  As required, the Partnership adopted FIN 48 effective March 31, 2008 and concluded that the effect is not material to its financial statements.  Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that defers the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of March 30, 2009 are cash and cash equivalents of $1,817,949 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of GAAP is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  The Partnership is currently evaluating the impact of SFAS 162 on its financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of the Partnership’s financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a Variable Interest Entity, to provide additional disclosures about their involvement with Variable Interest Entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The Partnership adopted the FSP effective December 2008; such adoption has not had an impact on the Partnership’s financial statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

2.	Capital Contributions

On May 11, 1988, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent").  On August 19, 1988 and November 15, 1988, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted the Limited Partners to the Partnership in two closings.  At these closings, subscriptions for a total of 41,286 Units representing $41,286,000 in Limited Partners’ capital contributions were accepted.  In connection with the offering of Units, the Partnership incurred organization and offering costs of $4,781,252, of which $75,000 was capitalized as organization costs and $4,706,252 was charged to the Limited Partners' equity as syndication costs.  The Partnership received a capital contribution of $100 from the General Partner.

Net loss is allocated 99% to the Limited Partners and 1% to the General Partner in accordance with the Partnership Agreement.

3.	Cash and Cash Equivalents

As of March 30, 2009, the Partnership has $1,817,949 in cash and cash equivalents held in interest bearing accounts.  Of such amount, approximately $1,789,000 is held in a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.  Approximately $29,000 is held in a financial institution insured by the Securities Investor Protection Corporation (“SIPC”).  Such accounts have coverage which is limited to $500,000; while SIPC provides insurance for funds which are misappropriated, it does not insure amounts which may be lost as a result of changes in market conditions.

4.	Investment in Local Partnerships

As of March 30, 2009, the Partnership owns a Local Partnership Interest in the following Local Partnerships:

1.	Cityside Apartments, L.P.*;
2.	Cobbet Hill Associates Limited Partnership (“Cobbet”)*;
3.	Dunbar Limited Partnership;
4.	Dunbar Limited Partnership No. 2;
5.	Federal Apartments Limited Partnership;
6.	Golden Gates Associates;
7.	Gulf Shores Apartments Ltd.;
8.	Madison-Bellefield Associates;
9.	Pine Hill Estates Limited Partnership;
10.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);
11.	Vista del Mar Limited Dividend Partnership L.P. (“Vista del Mar”); and
12.	Winnsboro Homes Limited Partnership.

*An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

Although the Partnership generally owns a 98.9%-99% Local Partnership Interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in Santa Juanita; the ownership percentages of the Partnership and ATCP II of Santa Juanita are 34.64% and 64.36%, respectively.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico.  The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations.  Under the terms of each of the Local Partnership’s partnership agreements, as of March 30, 2009 the Partnership is committed to make capital contributions in the aggregate amount of $36,228,149, which includes Advances to certain Local Partnerships and all of which has been paid.  As of December 31, 2008, the Local Partnerships have outstanding mortgage loans payable totaling approximately $54,374,000 and accrued interest payable on such loans totaling approximately $13,674,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

4.	Investment in Local Partnerships (continued)

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  The Partnership does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2008, Cobbet has accumulated over $7,800,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $22,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Cumulative Advances made by the Partnership to Cobbet as of March 30, 2009 and 2008 total $392,829, none of which were made during the three year period ended March 30, 2009.  Such Advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.     The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

During the year ended March 30, 2008, the Partnership made an Advance of $266,286 to Vista del Mar in connection with a restructuring of Vista del Mar’s HUD-insured first mortgage.  Such Advance was recorded as investment in local partnerships and was written off as additional equity in loss of investment in local partnerships (see Note 1).  The Partnership’s investment balance in Vista del Mar, after cumulative equity losses, became zero during the year ended March 30, 2001.  Vista del Mar has made certain payments to the Partnership during the year ended March 30, 2009, with interest, in connection with the Advance.  All amounts received by the Partnership have been recorded as other income from local partnerships in the accompanying statement of operations of the Partnership for the year ended March 30, 2009.

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

The Partnership made Advances of $80,584 during the year ended March 30, 2007 to 4611 South Drexel Limited Partnership (“South Drexel”) to fund operating deficits.  Cumulative Advances to South Drexel were $1,002,535 as of March 30, 2007.  The Partnership’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996 and Advances made by the Partnership were recorded as investment in local partnerships and were offset by additional equity in loss of investment in local partnerships (see Note 1).  In October 2006, the Property owned by South Drexel was sold, in connection with which South Drexel recognized a gain of $1,703,763 as reflected in the combined statement of operations of the Local Partnerships for the year ended December 31, 2006 herein Note 4.  The Partnership received $613,216, which amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2007, of which $11,547 was reflected as due from local partnership in the balance sheet of the Partnership as of March 30, 2007 and which amount was received during the year ended March 30, 2008.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1).  The amount of such excess losses applied to other partners' capital was $3,519,891, $3,215,424 and $3,578,976 for the years ended December 31, 2008, 2007 and 2006, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 4.

The combined balance sheets of the Local Partnerships as of December 31, 2008 and 2007 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2008, 2007 and 2006 are reflected on pages 30 and 31, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

4.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2008 and 2007 are as follows:

	2008	2007

ASSETS

Cash and cash equivalents	$645,460	$404,629
Rents receivable	143,602	227,596
Escrow deposits and reserves	4,289,225	2,752,516
Land	2,476,862	2,476,862
Buildings and improvements (net of accumulated depreciation of $59,552,013 and $56,264,959)	26,849,471	29,626,207
Intangible assets (net of accumulated amortization of $489,426 and $584,562)	763,201	814,725
Other assets	595,014	644,635

	$35,762,835	$36,947,170

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,095,096	$1,160,232
Due to related parties	4,712,582	4,808,506
Mortgage loans	54,374,460	54,003,733
Notes payable	1,302,543	951,707
Accrued interest	13,674,386	12,067,359
Other liabilities	249,335	243,916

	75,408,402	73,235,453
Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	23,846,457	23,580,170
Cumulative loss	(23,097,805)	(23,079,881)

	748,652	500,289
General partners and other limited partners
Capital contributions, net of distributions	1,104,769	1,104,769
Cumulative loss	(41,498,988)	(37,893,341)

	(40,394,219)	(36,788,572)

	(39,645,567)	(36,288,283)

	$35,762,835	$36,947,170

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

4.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

REVENUE

Rental	$11,210,753	$11,101,351	$11,267,574
Interest and other	238,868	256,493	316,969

TOTAL REVENUE	11,449,621	11,357,844	11,584,543

EXPENSES

Administrative	2,570,853	2,299,410	2,338,155
Utilities	1,387,111	1,295,784	1,371,016
Operating and maintenance	3,225,325	3,361,434	3,324,437
Taxes and insurance	1,058,450	1,073,980	1,203,165
Financial	3,485,837	3,667,574	4,014,578
Depreciation and amortization	3,345,616	3,285,059	3,424,564

TOTAL EXPENSES	15,073,192	14,983,241	15,675,915

Loss from operations before gain on sale of property	(3,623,571)	(3,625,397)	(4,091,372)

Gain on sale of property	—	—	1,703,763

NET LOSS	$(3,623,571)	$(3,625,397)	$(2,387,609)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties L.P.*	$(17,924)	$(336,032)	$1,251,792
General partners and other limited partners, which includes Partnership loss in excess of investment of $3,519,891, $3,215,424 and $3,578,976	(3,605,647)	(3,289,365)	(3,639,401)

	$(3,623,571)	$(3,625,397)	$(2,387,609)

*The 2006 amount includes an allocation of income from South Drexel, whose Property was sold (see discussion above herein Note 4).  Because the Partnership’s investment balance in South Drexel was zero at the date of sale, the Partnership recognized the cash received in connection with the sale as income and recognized the loss allocation from operations of the Local Partnerships, which loss for the year ended December 31, 2006 was $86,989.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

4.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2009 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2008	Investments (voluntary advances) during the year ended March 30, 2009	Partnership's equity in loss for the year ended December 31, 2008		Cash distributions received during the year ended March 30, 2009	Cash distributions classified as other income during the year ended March 30, 2009	Investment in Local Partnership balance as of March 30, 2009

Cityside Apartments, L.P.	$—	$—	$—	(1)	$—	$—	$—
Cobbet Hill Associates Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership No. 2	—	—	—	(1)	—	—	—
Federal Apartments Limited Partnership	—	—	—	(1)	—	—	—
Golden Gates Associates	—	—	—	(1)	—	—	—
Gulf Shores Apartments Ltd.	—	—	—	(1)	—	—	—
Madison-Bellefield Associates	232,411	—	(17,924)		—	—	214,487
Pine Hill Estates Limited Partnership	—	—	—	(1)	(2,500)	2,500	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(1)	—	—	—
Vista del Mar Limited Dividend Partnership L.P.	—	—	—	(1)	(28,721)	28,721	—
Winnsboro Homes Limited Partnership	—	—	—	(1)	—	—	—

	$232,411	$—	$(17,924)		$(31,221)	$31,221	$214,487

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

4.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2008 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2007	Investments (voluntary advances) during the year ended March 30, 2008	Partnership's equity in loss for the year ended December 31, 2007		Cash distributions received during the year ended March 30, 2008	Cash distributions classified as other income during the year ended March 30, 2008	Investment in Local Partnership balance as of March 30, 2008

Cityside Apartments, L.P.	$—	$—	$—	(1)	$—	$—	$—
Cobbet Hill Associates Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership No. 2	—	—	—	(1)	—	—	—
Federal Apartments Limited Partnership	—	—	—	(1)	—	—	—
Golden Gates Associates	—	—	—	(1)	—	—	—
Gulf Shores Apartments Ltd.	—	—	—	(1)	—	—	—
Madison-Bellefield Associates	325,020	—	(69,746)		(22,863)	—	232,411
Pine Hill Estates Limited Partnership	—	—	—	(1)	(12,500)	12,500	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(1)	—	—	—
Vista del Mar Limited Dividend Partnership L.P.	—	266,286	(266,286	)(2)	—	—	—
Winnsboro Homes Limited Partnership	—	—	—	(1)	(3,750)	3,750	—

	$325,020	$266,286	$(336,032)		$(39,113)	$16,250	$232,411

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

4.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2008 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

Cityside Apartments, L.P.	$6,435,994	131,591	14,008,477	(9,619,846)
Cobbet Hill Associates Limited Partnership	12,969,740	504,683	17,143,387	(12,204,549)
Dunbar Limited Partnership	4,898,560	117,126	7,266,843	(4,593,077)
Dunbar Limited Partnership No. 2	5,232,497	131,920	7,507,820	(5,027,758)
Federal Apartments Limited Partnership	5,776,587	279,750	9,052,752	(6,295,019)
Golden Gates Associates	4,257,515	29,585	5,934,813	(4,325,128)
Gulf Shores Apartments Ltd.	1,434,070	172,800	1,802,416	(1,286,643)
Madison-Bellefield Associates	2,190,175	245,000	6,155,606	(4,281,831)
Pine Hill Estates Limited Partnership	2,164,894	40,000	3,969,099	(2,792,117)
Santa Juanita Limited Dividend Partnership L.P.	1,420,421	228,718	2,490,949	(1,693,825)
Vista del Mar Limited Dividend Partnership L.P.	5,602,246	565,689	8,906,517	(6,130,653)
Winnsboro Homes Limited Partnership	1,991,761	30,000	2,162,805	(1,301,567)

	$54,374,460	$2,476,862	$86,401,484	$(59,552,013)

Property information for each Local Partnership as of December 31, 2007 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

Cityside Apartments, L.P.	$6,634,512	131,591	14,008,477	(9,109,837)
Cobbet Hill Associates Limited Partnership	13,096,087	504,683	17,088,468	(11,546,849)
Dunbar Limited Partnership	4,904,142	117,126	7,206,710	(4,283,151)
Dunbar Limited Partnership No. 2	5,236,926	131,920	7,415,333	(4,726,465)
Federal Apartments Limited Partnership	5,795,663	279,750	8,990,342	(5,945,510)
Golden Gates Associates	4,317,060	29,585	5,910,648	(4,105,491)
Gulf Shores Apartments Ltd.	1,441,850	172,800	1,802,416	(1,236,598)
Madison-Bellefield Associates	2,376,393	245,000	6,131,011	(4,062,648)
Pine Hill Estates Limited Partnership	2,194,276	40,000	3,948,458	(2,642,003)
Santa Juanita Limited Dividend Partnership L.P.	1,294,330	228,718	2,479,605	(1,592,518)
Vista del Mar Limited Dividend Partnership L.P.	4,710,484	565,689	8,751,423	(5,794,931)
Winnsboro Homes Limited Partnership	2,002,010	30,000	2,158,275	(1,218,958)

	$54,003,733	$2,476,862	$85,891,166	$(56,264,959)

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

4.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2008 is as follows:

	Balance as of December 31, 2007	Net change during the year ended December 31, 2008	Balance as of December 31, 2008
Land	$2,476,862	$—	$2,476,862
Buildings and improvements	85,891,166	510,318	86,401,484
	88,368,028	510,318	88,878,346
Accumulated depreciation	(56,264,959)	(3,287,054)	(59,552,013)

	$32,103,069	$(2,776,736)	$29,326,333

The equity in loss recognized by the Partnership for the year ended March 30, 2008 in connection with Vista del Mar represents more than 20% of the Partnership’s net loss for such period.  The following financial information represents certain balance sheet and operating statement data of Vista del Mar as of and for the year ended December 31, 2007:

Total assets	$4,143,523

Total liabilities	$6,471,051

Revenue	$1,094,836

Net loss	$(281,084)

5.	Transactions with General Partner and Affiliates

For the years ended March 30, 2009, 2008 and 2007, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2009		2008		2007
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fees (see Note 7)	$175,466	$175,466	$175,466	$175,466	$175,466	$175,466

Administration fees (see Note 7)	181,686	183,723	179,386	183,723	183,469	183,723

For the years ended December 31, 2008, 2007 and 2006, certain Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to such Local Partnerships:

	2008		2007		2006
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$91,139	$93,015	$88,844	$88,844	$91,049	$91,510

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

6.	Taxable Loss

A reconciliation of the financial statement net income (loss) of the Partnership for the years ended March 30, 2009, 2008 and 2007 to the tax return income (loss) for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2009	2008	2007

Financial statement net income (loss) for the years ended March 30, 2009, 2008 and 2007	$(455,469)	$(750,598)	$2,516,500

Add (less) net transactions occurring between
January 1, 2006 to March 30, 2006	—	—	(139,055)
January 1, 2007 to March 30, 2007	—	(79,383)	79,383
January 1, 2008 to March 30, 2008	(126,095)	126,095	—
January 1, 2009 to March 30, 2009	112,288	—	—

Adjusted financial statement net income (loss) for the years ended December 31, 2008, 2007 and 2006	(469,276)	(703,886)	2,456,828

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	334,735	—	—

Differences arising from equity in loss of investment in local partnerships	(2,228,519)	(3,120,684)	(3,111,377)

Differences in gain (loss) on disposal of limited partner interests/local partnership properties	(668,278)	11,547	2,407,213

Non-deductible flow-through expenses	50	—	—

Other income from local partnerships	(5,000)	(11,250)	(13,750)

Other differences	5,240	(10,221)	9,772

Tax return income (loss) for the years ended December 31, 2008, 2007 and 2006	$(3,031,048)	$(3,834,494)	$1,748,686

The differences between the investment in local partnerships for tax return and financial reporting purposes as of December 31, 2008 and 2007 are as follows:

	2008	2007

Investment in local partnerships - financial reporting	$214,487	$232,411
Investment in local partnerships - tax	(31,020,185)	(28,100,464)

	$31,234,672	$28,332,875

Payable to general partner and affiliates in the accompanying balance sheets represents accrued management and administration fees that are not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

7.	Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) in the amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership.  The Partnership incurred a Management Fee of $175,466 for each of the three years in the period ended March 30, 2009.  Unpaid Management Fees in the amount of $43,867 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2009 and 2008.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership.  Pursuant to an agreement with the General Partner, the Partnership incurs an annual administration fee (the "Administration Fee") in the amount of $152,758 and an annual additional administration fee (the “Additional Administration Fee”) in the amount of $30,965 for administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement.  The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years in the period ended March 30, 2009.  Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations.  Unpaid Administration Fees in the amount of $41,856 and $39,819 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2009 and 2008, respectively.

8.	Fair Value of Financial Instruments

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

The estimated fair value of the Partnership’s financial instruments as of March 30, 2009 and 2008 are disclosed elsewhere in the financial statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

9.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009

Total revenue	$10,077	$8,080	$3,252	$29,089

Expenses	(123,072)	(106,418)	(117,176)	(141,377)

Equity in income (loss) of investment in local partnerships	(41,853)	(3,918)	26,532	1,315

Net loss	(154,848)	(102,256)	(87,392)	(110,973)

Net loss per unit of limited partnership interest	(3.71)	(2.46)	(2.09)	(2.66)

2008

Total revenue	$45,532	$36,607	$26,297	$18,338

Expenses	(123,157)	(121,158)	(152,592)	(144,433)

Equity in income (loss) of investment in local partnerships	(46,889)	(30,589)	32,315	(290,869)

Net loss	(124,514)	(115,140)	(93,980)	(416,964)

Net loss per unit of limited partnership interest	(2.99)	(2.76)	(2.25)	(10.00)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Tax concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2009.

Item 9A(T).  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2009.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Registrant to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Registrant has no officers or directors.  The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business.  The responsibilities of the General Partner are currently carried out by Richman Tax.  The executive officers and director of Richman Tax are:

Served in present
Name	capacity since [1]	Position held

Richard Paul Richman	February 10, 1988	Director
David A. Salzman	February 2, 2001	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	February 10, 1988	Secretary
Charles L. Krafnick	February 1, 2001	Assistant Treasurer

[1] Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 61, is the sole Director of Richman Tax.  Mr. Richman is the Chairman and a stockholder of Richman Group.  Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., the director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., the director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and the director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 48, is the President of Richman Tax and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 48, is a Vice President and Treasurer of Richman Tax.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the syndication and finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax.  Mr. Hussey’s is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 53, is the Secretary of Richman Tax and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 47, is the Assistant Treasurer of Richman Tax and is the Assistant Treasurer of Richman Group.  Mr. Krafnick has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

Effective January 14, 2009, Neal Ludeke resigned his positions as Vice President and Treasurer of Richman Tax.

Registrant is not aware of any family relationship between the director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the “Audit Committee”).  Mr. Richman is deemed to be an audit committee financial expert and is not independent of Registrant.

Item 10.  Directors and Executive Officers of the Registrant (continued).

The Board of Director of Richman Tax has adopted a code of ethics for senior financial officers of Registrant, applicable to Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions.  Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11.  Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Tax and did not pay any such compensation during the year ended March 30, 2009 or during the prior two fiscal years.  During the year ended March 30, 2009 and during the prior two fiscal years, Richman Tax did not pay any compensation to any of its officers or its director.  The director and certain officers of Richman Tax receive compensation from certain affiliates of Richman Tax for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Partnership Agreement, Registrant has entered into certain arrangements with the General Partner and certain of its affiliates which provide for compensation to be paid to the General Partner and certain of its affiliates.  See Notes 6 and 8 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” of this Annual Report.

Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this Annual Report.  As noted above, Registrant has no executive officers.  The levels of compensation payable to the General Partner and/or its affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068, are the owners of 4,534 Units, representing approximately 10.98% of all such Units.  As of December 31, 2008, no person or entity, other than Prizm Investments and certain affiliates thereof, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Tax nor the director or any officer of Richman Tax own any Units.  Richman Tax is wholly-owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” herein.  Such fees continue to be incurred by Registrant during the fiscal year ending March 30, 2010.

The taxable loss generated by Registrant during the years ended December 31, 2008 and 2007 allocated to the General Partner was $30,310 and $38,345, respectively.  The taxable loss generated by the General Partner during the years ended December 31, 2008 and 2007 (from the allocation of Registrant discussed above) and allocated to Richman Tax was $20,616 and $26,075, respectively.

Review, Approval or Ratification of Transactions with Related Parties

Pursuant to the terms of the Partnership Agreement, Registrant has specific rights and limitations in conducting business with the General Partner and affiliates.  To date, Registrant has followed such provisions of the Partnership Agreement.  Registrant's unwritten policies for transacting business with related parties are to first refer to the Partnership Agreement in connection with conducting such business or making payments and then, if circumstances arise for which a new related party transaction is contemplated, present the proposed transaction to certain officers of Richman Tax for review and approval.  If any matter in connection with such transaction might be unclear under the terms of the Partnership Agreement, such matter is presented to general or outside counsel for review prior to any such transaction being entered into by Registrant.

Indebtedness of Management

No officer or director of Richman Tax or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2009 and 2008.

Item 14.  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2009 and 2008:

	2009	2008

Audit Fees	$43,500	$46,450
Audit-Related Fees	—	—
Tax Fees	$14,500	$11,863
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in fiscal 2009 and 2008.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee.

The Audit Committee approved all fiscal 2009 and 2008 principal accountant fees and services.

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

(3)   Exhibits

Incorporated by
	Exhibit	Reference to

3.1	Certificate of Limited Partnership of Registrant	Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-11 dated April 29, 1988 (File No. 33-20391)

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed May 6, 1988 (File No. 33-20391)

10.1	4611 South Drexel Limited Partnership Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)

10.2	B & V, Ltd. Fourth Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.3	B & V Phase I, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1994 (File No. 0-17619)

10.4	B & V Phase I, Ltd. Assignment of Partnership Interests, Assumption of Responsibilities, and Waiver of Conditions	Exhibit 10.4 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-17619)

10.5	Blue Hill Housing Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.6	Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.7	Amendment No. 1 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-K Report for the year ended March 30, 1992 (File No. 0-17619)

10.8	Amendment No. 2 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report for the year ended March 30, 1992 (File No. 0-17619)

Incorporated by
	Exhibit	Reference to

10.9	Amendment No. 3 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1992 (File No. 0-17619)

10.10	Cobbet Hill Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.11	Cobbet Hill Associates Limited Partnership First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)

10.12	Cobbet Hill Associates Limited Partnership Second Amendment to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)

10.13	Dunbar Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.14	Dunbar Limited Partnership No. 2 Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.15	Erie Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 10-K Report for the year ended March 30, 1989 (File No. 33-20391)

10.16	Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.17	First Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.14 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)

10.18	Second Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)

10.19	Golden Gates Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.20	Grove Park Housing, A California Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.21	Gulf Shores Apartments Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-K Report for the year ended March 30, 1989 (File No. 33-20391)

Incorporated by
	Exhibit	Reference to

10.22	Hilltop North Associates, A Virginia Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.12 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.23	Madison-Bellefield Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.24	Amended and Restated Articles of Partnership in Commendam of Pine Hill Estates Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)

10.25	Santa Juanita Limited Dividend Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)

10.26	Second Amendment of Limited Partnership of Santa Juanita Limited Dividend Partnership and Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report for the year ended March 30, 1994 (File No. 0-17619)

10.27	Amendment No. 1 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.24 hereof.)	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)

10.28	Amendment No. 2 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)

10.29	Vista Del Mar Limited Dividend Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-K Report for the year ended March 30, 1989 (File No. 33-20391)

10.30	Certificate of Amendment of Limited Partnership of Vista Del Mar Limited Dividend Partnership and Amendment No. 1 to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.25 to Form 10-K Report for the year ended March 30, 1994 (File No. 0-17619)

10.31	Amendment No. 1 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.28 hereof.)	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)

10.32	Amendment No. 2 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)

10.33	Amended and Restated Articles of Partnership in Commendam of Winnsboro Homes Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)

10.34	The B & V, Ltd. Investment Agreement	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1994 (File No. 0-17619)

Incorporated by
	Exhibit	Reference to

10.35	The B & V Phase I, Ltd. Investment Agreement	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1994 (File No. 0-17619)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

*99.22	Pages 21 through 35 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933

*99.23	Pages 51 through 75 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933

*99.24	Pages 89 through 91 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933

*99.25	Pages 16 through 19 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933

*99.26	Supplement No. 1 dated August 11, 1988 to Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933

*99.27	Supplement No. 2 dated September 20, 1988 to Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933

99.28	Independent Auditors’ Report of Cobbet Hill Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.26 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-17619)

99.29	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.27 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-17619)

99.30	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.28 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-17619)

*Filed herewith.

(b) Exhibits

See (a)(3) above.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties L.P.,
General Partner

	By:	Richman Tax Credit Properties Inc.,
general partner

Dated: June 29, 2009	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 29, 2009	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 29, 2009
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 29, 2009
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Director of the general partner of the	June 29, 2009
(Richard Paul Richman)	General Partner