Form 10-Q
period 2009-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2009-11-09
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2009

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

Yes ☐  No ☒

As of November 9, 2009, there are 41,286 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2009	2009

ASSETS

Cash and cash equivalents	$1,642,238	$1,817,949
Prepaid expenses	7,037
Investment in local partnerships	210,274	214,487

	$1,859,549	$2,032,436

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$27,743	$86,288
Payable to general partner and affiliates	201,061	85,723

	228,804	172,011

Commitments and contingencies

Partners' equity (deficit)

General partner	(349,393)	(347,096)
Limited partners (41,286 units of limited partnership interest outstanding)	1,980,138	2,207,521

	1,630,745	1,860,425

	$1,859,549	$2,032,436

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2009 AND 2008
(UNAUDITED)

	Three Months Ended September 29, 2009	Six Months Ended September 29, 2009	Three Months Ended September 29, 2008	Six Months Ended September 29, 2008

REVENUE

Interest	$759	$985	$8,080	$15,657
Other income from local partnerships	7,180	21,860		2,500

TOTAL REVENUE	7,939	22,845	8,080	18,157

EXPENSES

Administration fees	45,931	91,862	45,931	91,862
Management fee	43,867	87,734	43,867	87,734
Professional fees	18,880	45,409	15,616	31,217
State of New Jersey filing fee	4,937	17,493	(2,678)	10,474
Printing, postage and other	2,627	5,814	3,682	8,203

TOTAL EXPENSES	116,242	248,312	106,418	229,490

	(108,303)	(225,467)	(98,338)	(211,333)

Equity in income (loss) of investment in local partnerships	5,505	(4,213)	(3,918)	(45,771)

NET LOSS	$(102,798)	$(229,680)	$(102,256)	$(257,104)

NET LOSS ATTRIBUTABLE TO

General partner	$(1,028)	$(2,297)	$(1,023)	$(2,571)
Limited partners	(101,770)	(227,383)	(101,233)	(254,533)

	$(102,798)	$(229,680)	$(102,256)	$(257,104)

NET LOSS per unit of limited partnership interest (41,286 units of limited partnership interest)	$(2.47)	$(5.51)	$(2.46)	$(6.17)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$985	$15,657
Cash paid for
administration fees	(64,258)	(10,185)
professional fees	(82,952)	(69,077)
State of New Jersey filing fee	(40,384)	(52,011)
printing, postage and other expenses	(10,962)	(30,370)

Net cash used in operating activities	(197,571)	(145,986)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	21,860	2,500

Net cash provided by investing activities	21,860	2,500

Net decrease in cash and cash equivalents	(175,711)	(143,486)

Cash and cash equivalents at beginning of period	1,817,949	2,291,787

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,642,238	$2,148,301

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(229,680)	$(257,104)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	4,213	45,771
Distributions from local partnerships classified as other income	(21,860)	(2,500)
Increase in prepaid expenses	(7,037)	(15,830)
Decrease in accounts payable and accrued expenses	(58,545)	(85,734)
Increase in due to general partner and affiliates	115,338	169,411

NET CASH USED IN OPERATING ACTIVITIES	$(197,571)	$(145,986)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2009
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2009 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended September 29, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by the FASB Accounting Standards Codification (“ASC”) Topic 740; Subtopic 10, which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” as codified by ASC Topic 740; Subtopic 10.  ASC Topic 740; Subtopic 10 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of ASC Topic 740; Subtopic 10 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.  Because the Partnership is a pass-through entity and is not required to pay income taxes, ASC Topic 740; Subtopic 10 does not currently have any impact on its financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

The Partnership adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which the Partnership has not applied the provisions of ASC Topic 820 include investment in local partnerships, which is accounted for under the equity method of accounting.

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of September 29, 2009 are cash and cash equivalents of $1,642,238 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115,” as codified by ASC Topic 825; Subtopic 10, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  ASC Topic 825; Subtopic 10 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, the Partnership adopted ASC Topic 825; Subtopic 10 and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of ASC Topic 825; Subtopic 10 had no effect on the Partnership’s financial statements.

The FASB issued SFAS No. 141R, “Business Combinations,” as codified by ASC Topic 805, which changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  ASC Topic 805 is effective for fiscal years ending after December 15, 2008 and its adoption has not had an impact on the Partnership’s financial position or results of operations.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008 and its adoption will not have an impact on the Partnership’s financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” as codified by ASC Topic 323; Subtopic 10, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  ASC Topic 323; Subtopic 10 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  ASC Topic 323; Subtopic 10 shall be applied prospectively with early application prohibited and its adoption will not have an impact on the Partnership’s financial position or results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s financial condition or results of operations.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2009
(UNAUDITED)

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in nineteen Local Partnerships representing capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of September 29, 2009, the Partnership holds a Local Partnership Interest in twelve Local Partnerships (see discussion below regarding the potential sale of three Local Partnership Interests).

For the six months ended September 29, 2009, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2009	$214,487

Equity in loss of investment in local partnerships	(4,213	) *

Distributions received from Local Partnerships	(21,860)

Distributions classified as other income	21,860

Investment in local partnerships as of September 29, 2009	$210,274

*Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership.

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  Since the date MHFA ceased funding the ODL through December 31, 2008, Cobbet has accumulated over $7,800,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $22,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Cumulative voluntary advances made by the Partnership to Cobbet as of September 29, 2009 total $392,829, none of which were made during the six months then ended.  Such voluntary advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.  The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

In September 2009, the Partnership entered into purchase agreements (the “Purchase Agreements”) to sell its Local Partnership Interests in Federal Apartments Limited Partnership (“Federal”), Pine Hill Estates Limited Partnership (“Pine Hill”) and Winnsboro Homes Limited Partnership (“Winnsboro”) to affiliates of the Local General Partners of Federal, Pine Hill and Winnsboro for a cumulative price of approximately $550,000.  One of the Local General Partners of Pine Hill and Winnsboro is the sole Local General Partner of Federal.  The Purchase Agreements are subject to the approval of the United States Department of Housing and Urban Development and there can be no assurance that the Local Partnership Interests will be sold under the terms of the Purchase Agreements.  The Partnership’s investment balances in Federal, Pine Hill and Winnsboro, after cumulative equity losses, became zero during the years ended March 30, 1997, 1997 and 1998, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2009
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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2009, American Tax Credit Properties L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2009.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the six months ended September 29, 2009, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses.  Cash and cash equivalents decreased by approximately $176,000 during the six months ended September 29, 2009.  During the six months ended September 29, 2009, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2009 of $4,213.  Payable to general partner and affiliates represents accrued administration and management fees in the accompanying balance sheet as of September 29, 2009.

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

Registrant’s operations for the three months ended September 29, 2009 and 2008 have not varied significantly, as reflected by the net losses of $102,798 and $102,256, respectively.

Registrant’s operations for the six months ended September 29, 2009 and 2008 have not varied significantly, as reflected by the net losses of $229,680 and $257,104, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of September 29, 2009, Registrant owns twelve of the nineteen Local Partnership Interests originally acquired (see discussion below regarding the potential sale of three Local Partnership Interests).  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve and does not intend to conduct any business.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  Registrant does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2008, Cobbet has accumulated over $7,800,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $22,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Cumulative voluntary advances made by Registrant to Cobbet as of September 29, 2009 total $392,829, none of which were made during the six months then ended.  Such voluntary advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.  Registrant’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

In September 2009, Registrant entered into purchase agreements (the “Purchase Agreements”) to sell its Local Partnership Interests in Federal Apartments Limited Partnership (“Federal”), Pine Hill Estates Limited Partnership (“Pine Hill”) and Winnsboro Homes Limited Partnership (“Winnsboro”) to affiliates of the Local General Partners of Federal, Pine Hill and Winnsboro for a cumulative price of approximately $550,000.  One of the Local General Partners of Pine Hill and Winnsboro is the sole Local General Partner of Federal.  The Purchase Agreements are subject to HUD’s approval and there can be no assurance that the Local Partnership Interests will be sold under the terms of the Purchase Agreements.  Registrant’s investment balances in Federal, Pine Hill and Winnsboro, after cumulative equity losses, became zero during the years ended March 30, 1997, 1997 and 1998, respectively.

Critical Accounting Policies and Estimates

The accompanying unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying financial statements.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities,” as codified by the FASB Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Recent Accounting Pronouncements

The FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by ASC Topic 740; Subtopic 10, which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” as codified by ASC Topic 740; Subtopic 10.  ASC Topic 740; Subtopic 10 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of ASC Topic 740; Subtopic 10 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.  Because Registrant is a pass-through entity and is not required to pay income taxes, ASC Topic 740; Subtopic 10 does not currently have any impact on its financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

Registrant adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which Registrant has not applied the provisions of ASC Topic 820 include investment in local partnerships, which is accounted for under the equity method of accounting.

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of September 29, 2009 are cash and cash equivalents of $1,642,238 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

The FASB issued SFAS No. 141R, “Business Combinations,” as codified by ASC Topic 805, which changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  ASC Topic 805 is effective for fiscal years ending after December 15, 2008 and its adoption has not had an impact on Registrant’s financial position or results of operations.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008 and its adoption will not have an impact on Registrant’s financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” as codified by ASC Topic 323; Subtopic 10, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  ASC Topic 353; Subtopic 10 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  ASC Topic 353; Subtopic 10 shall be applied prospectively with early application prohibited and its adoption will not have an impact on Registrant’s financial position or results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2009.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties L.P.,
General Partner

By: Richman Tax Credit Properties Inc.,
general partner

Dated: November 9, 2009	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: November 9, 2009	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: November 9, 2009	/s/Richard Paul Richman
By: Richard Paul Richman
Director