Form 10-Q
period 2009-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2010-02-10
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2009

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

Yes ☐  No  ☒

As of February 10, 2010, there are 41,286 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2009	2009

ASSETS

Cash and cash equivalents	$1,852,667	$1,817,949
Investment in local partnerships	239,586	214,487

	$2,092,253	$2,032,436

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$43,720	$86,288
Payable to general partner and affiliates	282,709	85,723

	326,429	172,011

Commitments and contingencies

Partners' equity (deficit)

General partner	(348,042)	(347,096)
Limited partners (41,286 units of limited partnership interest outstanding)	2,113,866	2,207,521

	1,765,824	1,860,425

	$2,092,253	$2,032,436

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended December 30, 2009	Nine Months Ended December 30, 2009	Three Months Ended December 30, 2008	Nine Months Ended December 30, 2008

REVENUE

Interest	$893	$1,878	$3,252	$18,909
Other income from local partnerships	7,181	29,041		2,500

TOTAL REVENUE	8,074	30,919	3,252	21,409

EXPENSES

Administration fees	45,930	137,792	45,930	137,792
Management fee	43,865	131,599	43,865	131,599
Professional fees	14,298	59,707	17,611	48,828
State of New Jersey filing fee	12,556	30,049	10,514	20,988
Printing, postage and other	3,458	9,272	(744)	7,459

TOTAL EXPENSES	120,107	368,419	117,176	346,666

	(112,033)	(337,500)	(113,924)	(325,257)

Equity in income (loss) of investment in local partnerships	29,312	25,099	26,532	(19,239)

Loss prior to gain on sale of limited partner interests/local partnership properties	(82,721)	(312,401)	(87,392)	(344,496)

Gain on sale of limited partner interests/local partnership properties	217,800	217,800

NET INCOME (LOSS)	$135,079	$(94,601)	$(87,392)	$(344,496)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$1,351	$(946)	$(874)	$(3,445)
Limited partners	133,728	(93,655)	(86,518)	(341,051)

	$135,079	$(94,601)	$(87,392)	$(344,496)

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)	$3.24	$(2.27)	$(2.09)	$(8.26)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$1,878	$18,909
Cash paid for
administration fees	(22,405)	(18,331)
management fee	(50,000)
professional fees	(86,052)	(77,274)
State of New Jersey filing fee	(40,384)	(52,011)
printing, postage and other expenses	(15,160)	(32,754)

Net cash used in operating activities	(212,123)	(161,461)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	217,800
Distributions received from local partnerships	29,041	2,500

Net cash provided by investing activities	246,841	2,500

Net increase (decrease) in cash and cash equivalents	34,718	(158,961)

Cash and cash equivalents at beginning of period	1,817,949	2,291,787

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,852,667	$2,132,826

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(94,601)	$(344,496)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(25,099)	19,239
Gain on sale of limited partner interests/local partnership properties	(217,800)
Distributions from local partnerships classified as other income	(29,041)	(2,500)
Increase in prepaid expenses		(5,316)
Decrease in accounts payable and accrued expenses	(42,568)	(79,448)
Increase in due to general partner and affiliates	196,986	251,060

NET CASH USED IN OPERATING ACTIVITIES	$(212,123)	$(161,461)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2009
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2009 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by FASB Accounting Standards Codification (“ASC”) Topic 740; Subtopic 10, which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” as codified by ASC Topic 740; Subtopic 10.  ASC Topic 740; Subtopic 10 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Because the Partnership is a pass-through entity and is not required to pay income taxes, ASC Topic 740; Subtopic 10 does not currently have any impact on its financial statements.

FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of December 30, 2009 are cash and cash equivalents of $1,852,667 as reflected in the accompanying unaudited balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

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

FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008 and its adoption has not had an impact on the Partnership’s financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” as codified by ASC Topic 323; Subtopic 10, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  ASC Topic 323; Subtopic 10 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  ASC Topic 323; Subtopic 10 shall be applied prospectively with early application prohibited and its adoption has not had an impact on the Partnership’s financial position or results of operations.

In April 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s financial condition or results of operations.  The Partnership has no financial instruments as of December 30, 2009.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s financial condition or results of operations.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” as codified by ASC Topic 810; Subtopic 10.  ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 will be effective for the Partnership’s fiscal year beginning March 31, 2010.  The Partnership is currently evaluating the effects of ASC Topic 810; Subtopic 10 on its financial statements.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in nineteen Local Partnerships representing capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of December 30, 2009, the Partnership holds a Local Partnership Interest in ten Local Partnerships (see discussion below regarding the potential sale of a Local Partnership Interest).  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2009, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2009	$214,487

Equity in income of investment in local partnerships	25,099	*

Distributions received from Local Partnerships	(29,041)

Distributions classified as other income	29,041

Investment in local partnerships as of December 30, 2009	$239,586

*In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership.  Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  Since the date MHFA ceased funding the ODL through December 31, 2008, Cobbet has accumulated over $7,800,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $22,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Cumulative voluntary advances made by the Partnership to Cobbet as of December 30, 2009 total $392,829, none of which were made during the nine months then ended.  Such voluntary advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.  The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2009
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

In November 2009, the Partnership sold its Local Partnership Interests in Pine Hill Estates Limited Partnership (“Pine Hill”) and Winnsboro Homes Limited Partnership (“Winnsboro”) to affiliates of the Local General Partners of Pine Hill and Winnsboro for a cumulative price of $217,800.  Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2009.  In September 2009, the Partnership entered into a purchase agreement (the “Purchase Agreement”) to sell its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) to an affiliate of the Local General Partner of Federal for $334,000.  The Purchase Agreement is subject to the approval of the United States Department of Housing and Urban Development and there can be no assurance that the Local Partnership Interest will be sold under the terms of the Purchase Agreement.  One of the Local General Partners of Pine Hill and Winnsboro is the sole Local General Partner of Federal.  The Partnership’s investment balances in Pine Hill, Winnsboro and Federal, after cumulative equity losses, became zero during the years ended March 30, 1997, 1998 and 1997, respectively.

3.	Additional Information

Additional information, including the audited March 30, 2009 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2009 on file with the Securities and Exchange Commission.

4.	Subsequent Events

Management has evaluated all activity of the Partnership through February 10, 2010 and concluded that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes thereto.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2009, American Tax Credit Properties L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2009.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2009, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the sale of its limited partner interests (the “Local Partnership Interests”) in Pine Hill Estates Limited Partnership (“Pine Hill”) and Winnsboro Homes Limited Partnership (“Winnsboro”) (see discussion below under Local Partnership Matters) and utilized cash for operating expenses.  Cash and cash equivalents increased by approximately $35,000 during the nine months ended December 30, 2009.  During the nine months ended December 30, 2009, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the nine months ended September 30, 2009 of $25,099.  Payable to general partner and affiliates represents accrued administration and management fees in the accompanying unaudited balance sheet as of December 30, 2009.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received.  In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

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

Registrant’s operations for the three months ended December 30, 2009 and 2008 resulted in net income (loss) of $135,079 and $(87,392), respectively.  The increase in net income is primarily attributable to a gain on sale of limited partner interests/local partnership properties of approximately $218,000 in fiscal 2009 as a result of Registrant’s sale of its Local Partnership Interests in Pine Hill and Winnsboro (see discussion below under Local Partnership Matters).

Registrant’s operations for the nine months ended December 30, 2009 and 2008 resulted in net losses of $94,601 and $344,496, respectively.  The decrease in net loss is primarily attributable to a gain on sale of limited partner interests/local partnership properties of approximately $218,000 in fiscal 2009 as a result of Registrant’s sale of its Local Partnership Interests in Pine Hill and Winnsboro (see discussion below under Local Partnership Matters) and an increase in equity in income of investment in local partnerships of approximately $44,000, which increase is primarily attributable to an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of December 30, 2009, Registrant owns ten of the nineteen Local Partnership Interests originally acquired (see discussion below regarding the potential sale of a Local Partnership Interest).  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve and does not intend to conduct any business.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico.  Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”).  The subsidy agreements expire at various times.  Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Eight Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.  Of the eight Local Partnerships noted above, five have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  Registrant does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2008, Cobbet has accumulated over $7,800,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $22,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Cumulative voluntary advances made by Registrant to Cobbet as of December 30, 2009 total $392,829, none of which were made during the nine months then ended.  Such voluntary advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.  Registrant’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

In November 2009, Registrant sold its Local Partnership Interests in Pine Hill and Winnsboro to affiliates of the Local General Partners of Pine Hill and Winnsboro for a cumulative price of $217,800.  Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2009.  In September 2009, Registrant entered into a purchase agreement (the “Purchase Agreement”) to sell its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) to an affiliate of the Local General Partner of Federal for $334,000.  The Purchase Agreement is subject to the approval of HUD and there can be no assurance that the Local Partnership Interest will be sold under the terms of the Purchase Agreement.  One of the Local General Partners of Pine Hill and Winnsboro is the sole Local General Partner of Federal.  Registrant’s investment balances in Pine Hill, Winnsboro and Federal, after cumulative equity losses, became zero during the years ended March 30, 1997, 1998 and 1997, respectively.

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

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in income (loss) of investment in local partnerships.  Registrant makes such assessment at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred.  A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities,” as codified by FASB Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

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

FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of December 30, 2009 are cash and cash equivalents of $1,852,667 as reflected in the accompanying unaudited balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008 and its adoption has not had an impact on Registrant’s financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” as codified by ASC Topic 323; Subtopic 10, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  ASC Topic 353; Subtopic 10 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  ASC Topic 353; Subtopic 10 shall be applied prospectively with early application prohibited and its adoption has not had an impact on Registrant’s financial position or results of operations.

In April 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.  Registrant has no financial instruments as of December 30, 2009.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” as codified by ASC Topic 810; Subtopic 10.  ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 will be effective for Registrant’s fiscal year beginning March 31, 2010.  Registrant is currently evaluating the effects of ASC Topic 810; Subtopic 10 on its financial statements.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

None.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2009.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties L.P.,
General Partner

	By:	Richman Tax Credit Properties Inc.,
general partner

Dated: February 10, 2010	/s/ David Salzman
	By:	David Salzman
Chief Executive Officer

Dated: February 10, 2010	/s/ James Hussey
	By:	James Hussey
Chief Financial Officer

Dated: February 10, 2010	/s/ Richard Paul Richman
	By:	Richard Paul Richman
Director