Form 10-K
period 2010-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2010-06-24
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2010

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

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 24, 2010, there are 41,286 units outstanding.  The aggregate sales price for such units was $41,286,000.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2010, Registrant owns ten of the nineteen Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Certain of the Local Partnerships are subject to restrictions on the amount of annual cash distributions to partners under the terms of such Local Partnerships’ loan, regulatory or other agreements.

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

Registrant originally acquired Local Partnership Interests in nineteen Local Partnerships.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships expired as of December 31, 2004 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2010, Registrant owns ten of the nineteen Local Partnership Interests originally acquired.  Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

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

Although Registrant generally owns a 98.9% - 99% Local Partnership Interest in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"); the ownership percentages of Registrant and ATCP II of Santa Juanita are 34.64% and 64.36%, respectively.  The Local Partnership Interests were acquired by Registrant in 1998 and 1999, with the exception of the Local Partnership Interest in B & V Phase I, Ltd., which was acquired in 1994.

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

Item 2.  Properties (Continued).

			Mortgage loans
Name of Local Partnership	Number		payable as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2009		footnotes)

4611 South Drexel Limited Partnership (3), (5) South Drexel Apartments Chicago, Illinois	44	$1,354,968	$—	(3)

B & V, Ltd. (3) Homestead Apartments Homestead, Florida	158	2,050,795	—	(3)

B & V Phase I, Ltd. (3) Gardens of Homestead Homestead, Florida	97	140,000	—	(3)

Blue Hill Housing Limited Partnership (3) Blue Hill Housing Grove Hall, Massachusetts	144	4,506,082	—	(3)

Cityside Apartments, L.P. Cityside Apartments Trenton, New Jersey	126	6,098,988	6,215,599		(1a&c)

Cobbet Hill Associates Limited Partnership (5) Cobbet Hill Apartments Lynn, Massachusetts	117	5,303,771	12,818,125		(1a,b&c)

Dunbar Limited Partnership Spring Grove Apartments Chicago, Illinois	101	1,518,229	4,892,499		(1a,c&d)

Dunbar Limited Partnership No. 2 Park View Apartments Chicago, Illinois	102	1,701,849	5,227,689		(1a,c&d)

Erie Associates Limited Partnership (3) Erie Apartments Springfield, Massachusetts	18	755,737	—	(3)

Federal Apartments Limited Partnership Federal Apartments Fort Lauderdale, Florida	164	2,832,224	5,756,282		(1a,c&e)

Golden Gates Associates Golden Gates Brooklyn, New York	85	879,478	4,212,731		(1b)

Grove Park Housing, A California Limited Partnership (3) Grove Park Apartments Garden Grove, California	104	1,634,396	—	(3)

Item 2.  Properties (Continued).

				Mortgage loans
Name of Local Partnership	Number			payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2009		Footnotes)

Gulf Shores Apartments Ltd. Morgan Trace Apartments Gulf Shores, Alabama	50	$352,693		$1,425,518		(1b)

Hilltop North Associates, A Virginia Limited Partnership (3), (5) Hilltop North Apartments Richmond, Virginia	160	1,470,734		—	(3)

Madison-Bellefield Associates Bellefield Dwellings Pittsburgh, Pennsylvania	158	1,047,744		1,987,478		(1a&c)

Pine Hill Estates Limited Partnership (4) Pine Hill Estates Shreveport, Louisiana	110	613,499		—	(4)

Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	313,887	(2)	1,364,786		(1a,b,c&f)

Vista del Mar Limited Dividend Partnership L.P. (5) Vista del Mar Apartments Fajardo, Puerto Rico	152	3,363,345		5,581,382		(1a,b,c&f)

Winnsboro Homes Limited Partnership (4) Winnsboro Homes Winnsboro, Louisiana	50	289,730		—	(4)

		$36,228,149		$49,482,089

(1)	Description of subsidies:

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

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 in Note 6 to the accompanying financial statements.

(4)
Registrant sold its Local Partnership Interest in November 2009; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2009 in Note 6 to the accompanying financial statements.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of the sale of Registrant’s Local Partnership Interest (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(5)	Capital contribution includes voluntary advances made by Registrant to the Local Partnership.

Item 3.  Legal Proceedings.

None.

Item 4.  Reserved.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  The number of record holders of Units as of approximately June 15, 2010 was approximately 2,040, holding an aggregate of 41,286 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.  The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future.  There were no cash distributions to the Limited Partners during the years ended March 30, 2010 and 2009.

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

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in two closings with aggregate Limited Partners’ capital contributions of $41,286,000.  In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $4,781,000 and established a working capital reserve of approximately $2,271,000.  The remaining net proceeds of approximately $34,234,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code of 1986.  The Net Proceeds were utilized in acquiring a Local Partnership Interest in eighteen Local Partnerships.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2010, Registrant has cash and cash equivalents and investment in mutual fund totaling $1,851,416, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships.  Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.  In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties.

During the year ended March 30, 2010, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the sale of its Local Partnership Interests in Pine Hill Estates Limited Partnership (“Pine Hill”) and Winnsboro Homes Limited Partnership (“Winnsboro”) (see discussion below under Local Partnership Matters) and utilized cash for operating expenses.  Cash and cash equivalents and investment in mutual fund increased, in the aggregate, by approximately $33,000 during the year ended March 30, 2010.

During the year ended March 30, 2010, the investment in local partnerships increased as a result of Registrant’s equity in the Local Partnerships’ net income for the year ended December 31, 2009 of $56,282.  Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2010 represents accrued management and administration fees.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received.  In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. However, the combined statements of operations of the Local Partnerships reflected in Note 6 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

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

Registrant’s operations for the years ended March 30, 2010, 2009 and 2008 resulted in net losses of $181,569, $455,469 and $750,598, respectively.  The decrease in net loss from fiscal 2009 to 2010 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $74,000, which increase is primarily the result of an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance and (ii) income of approximately $218,000 recognized in fiscal 2010 in connection with Registrant’s sale of its Local Partnership Interests in Pine Hill and Winnsboro (see discussion below under Local Partnership Matters.  The decrease in net loss from fiscal 2008 to 2009 is primarily attributable to (i) a decrease in equity in loss of investment in local partnerships of approximately $318,000, which decrease is primarily the result of a decrease in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance and voluntary advances being made to a Local Partnership in fiscal 2008 that were charged to equity in loss of investment in local partnerships and (ii) a decrease in  operating expenses of approximately $53,000, all partially offset by a decrease in interest revenue and other income from local partnerships of approximately $76,000.

The Local Partnerships’ net loss of approximately $3,019,000 for the year ended December 31, 2009 includes depreciation and amortization expense of approximately $3,422,000 and interest on non-mandatory debt of approximately $735,000, and does not include principal payments on permanent mortgages of approximately $714,000.  The Local Partnerships’ net loss of approximately $3,624,000 for the year ended December 31, 2008 includes depreciation and amortization expense of approximately $3,346,000 and interest on non-mandatory debt of approximately $645,000, and does not include principal payments on permanent mortgages of approximately $658,000.  The Local Partnerships’ net loss of approximately $3,625,000 for the year ended December 31, 2007 includes depreciation and amortization expense of approximately $3,285,000 and interest on non-mandatory debt of approximately $572,000, and does not include principal payments on permanent mortgages of approximately $751,000.  The results of operations of the Local Partnerships for the year ended December 31, 2009 are not necessarily indicative of the results that may be expected in future periods.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2010, Registrant owns ten of the nineteen Local Partnership Interests originally acquired (see discussion below regarding the potential sale of a Local Partnership Interest).  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In November 2009, Registrant sold its Local Partnership Interests in Pine Hill and Winnsboro to affiliates of the Local General Partners of Pine Hill and Winnsboro for a cumulative price of $217,800.  Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations for the year ended March 30, 2010.  In September 2009, Registrant entered into a purchase agreement (the “Purchase Agreement”) to sell its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) to an affiliate of the Local General Partner of Federal for $334,000.  The Purchase Agreement is subject to the approval of HUD and there can be no assurance that the Local Partnership Interest will be sold under the terms of the Purchase Agreement.  One of the Local General Partners of Pine Hill and Winnsboro is the sole Local General Partner of Federal.  Registrant’s investment balances in Pine Hill, Winnsboro and Federal, after cumulative equity losses, became zero during the years ended March 30, 1997, 1998 and 1997, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  Registrant does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2009, Cobbet has accumulated over $9,050,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $23,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Registrant’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Off - Balance Sheet Arrangements

Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners.

Recent Accounting Pronouncements

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

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.  Registrant adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of this topic to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which Registrant had not applied the provisions of ASC Topic 820 to include investment in local partnerships, which is accounted for under the equity method of accounting.  Registrant’s full adoption of ASC Topic 820 as of March 31, 2009 did not have an impact on its financial statements.

ASC Topic 825; Subtopic 10 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  ASC Topic 825; Subtopic 10 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, Registrant adopted ASC Topic 825; Subtopic 10 and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of ASC Topic 825; Subtopic 10 had no effect on Registrant’s financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

ASC Topic 825; Subtopic 10 requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.  Registrant had no financial instruments during any interim reporting period during the year ended March 30, 2010.

In May 2009, FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by Registrant for the quarter ended June 29, 2009. The adoption did not have a significant impact on the subsequent events that Registrant reports, either through recognition or disclosure, in the financial statements.  In February 2010, FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore Registrant did not include the disclosure in the notes to the accompanying financial statements.

ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 is effective for Registrant’s fiscal year beginning March 31, 2010 and its adoption did not have an impact on Registrant’s  financial statements.

In January 2010, ASC Topic 820 was amended to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  Registrant adopted ASC 820, as amended, for the period ending March 30, 2010, except for the disclosures about activity in Level 3 fair value measurements which are effective for Registrant’s fiscal year beginning March 31, 2010.  The initial adoption of ASC Topic 820 and the full implementation thereof did not have a material impact on Registrant’s financial statements.

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this annual report on Form 10-K are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition.  Words such as “anticipate,” “expect,” “intend,” “plan,” “seek,” “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements.  Registrant may also provide written forward-looking statements in other materials released to the public.  Such statements are made in good faith by Registrant pursuant to the “Safe Harbor” provisions of the Reform Act.  Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant’s actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

Registrant’s investment in mutual fund (the “Fund”) is subject to certain risk.  The fixed income securities in which the Fund invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, municipal securities risk, liquidity risk, management risk, government security risk and valuation risk.  Typically, when interest rates rise, the market prices of fixed income securities go down.  The Fund is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers.  As a result, the Fund may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers.  These risks could adversely affect the Fund’s net asset value (“NAV”), yield and total return.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8.  Financial Statements and Supplementary Data.

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties L.P. (the “Partnership”) as of March 30, 2010 and 2009, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each the years ended March 30, 2010, 2009 and 2008.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2010 and 2009, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years ended March 30, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 24, 2010

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
MARCH 30, 2010 AND 2009

	2010	2009

ASSETS

Cash and cash equivalents	$295,778	$1,817,949
Investment in mutual fund	1,555,638
Investment in local partnerships	270,769	214,487

	$2,122,185	$2,032,436

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$73,923	$86,288
Payable to general partner and affiliates	369,406	85,723

	443,329	172,011

Commitments and contingencies

Partners’ equity (deficit)

General partner	(348,912)	(347,096)
Limited partners (41,286 units of limited partnership interest outstanding)	2,027,768	2,207,521

	1,678,856	1,860,425

	$2,122,185	$2,032,436

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	2010	2009	2008

REVENUE

Interest	$2,750	$19,277	$110,524
Other income from local partnerships	36,221	31,221	16,250

TOTAL REVENUE	38,971	50,498	126,774

EXPENSES

Administration fees - affiliate	183,723	183,723	183,723
Management fee - affiliate	175,466	175,466	175,466
Professional fees	81,492	73,913	77,068
State of New Jersey filing fees	39,002	42,158	70,239
Printing, postage and other	14,939	12,783	34,844

TOTAL EXPENSES	494,622	488,043	541,340

	(455,651)	(437,545)	(414,566)

Equity in income (loss) of investment in local partnerships	56,282	(17,924)	(336,032)

Loss prior to gain on sale of limited partner interests/local partnership properties	(399,369)	(455,469)	(750,598)

Gain on sale of limited partner interests/local partnership properties	217,800

NET LOSS	(181,569)	(455,469)	(750,598)

Other comprehensive income, net			99

COMPREHENSIVE LOSS	$(181,569)	$(455,469)	$(750,499)

NET LOSS ATTRIBUTABLE TO

General partner	$(1,816)	$(4,555)	$(7,506)
Limited partners	(179,753)	(450,914)	(743,092)

	$(181,569)	$(455,469)	$(750,598)

NET LOSS per unit of limited partnership interest (41,286 units of limited partnership interest)	$(4.35)	$(10.92)	$(18.00)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total

Partners' equity (deficit), March 30, 2007	$(335,035)	$3,401,527	$(99)	$3,066,393

Net loss	(7,506)	(743,092)		(750,598)

Other comprehensive income, net			99	99

Partners' equity (deficit), March 30, 2008	(342,541)	2,658,435	—	2,315,894

Net loss	(4,555)	(450,914)		(455,469)

Partners' equity (deficit), March 30, 2009	(347,096)	2,207,521	—	1,860,425

Net loss	(1,816)	(179,753)		(181,569)

Partners' equity (deficit), March 30, 2010	$(348,912)	$2,027,768	$—	$1,678,856

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$2,750	$19,277	$109,099
Cash paid for
Administration fees	(25,506)	(181,686)	(179,386)
Management fee	(50,000)	(175,466)	(175,466)
Professional fees	(88,144)	(78,390)	(87,939)
State of New Jersey filing fee	(40,384)	(52,011)	(71,925)
Printing, postage and other expenses	(19,270)	(36,783)	(11,006)

Net cash used in operating activities	(220,554)	(505,059)	(416,623)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in mutual fund	(1,556,555)
Redemptions from mutual fund	917
Distributions received from local partnerships	36,221	31,221	39,113
Proceeds in connection with sale of limited partner interests/local partnership properties	217,800		11,547
Voluntary advances to local partnerships			(266,286)
Maturities/redemptions and sales of investments in bonds			109,000

Net cash provided by (used in) investing activities	(1,301,617)	31,221	(106,626)

Net decrease in cash and cash equivalents	(1,522,171)	(473,838)	(523,249)

Cash and cash equivalents at beginning of year	1,817,949	2,291,787	2,815,036

CASH AND CASH EQUIVALENTS AT END OF YEAR	$295,778	$1,817,949	$2,291,787

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net			$99

See reconciliation of net loss to net cash used in operating activities on page 23.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	2010	2009	2008

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(181,569)	$(455,469)	$(750,598)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(56,282)	17,924	336,032
Gain on sale of limited partner interests/local partnership properties	(217,800)
Other income from local partnerships	(36,221)	(31,221)	(16,250)
Accretion of zero coupon bonds			(1,425)
Increase (decrease) in accounts payable and accrued expenses	(12,365)	(38,330)	11,281
Increase in payable to general partner and affiliates	283,683	2,037	4,337

NET CASH USED IN OPERATING ACTIVITIES	$(220,554)	$(505,059)	$(416,623)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2010, 2009 AND 2008

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

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (the “Codification”). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

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

The Partnership assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred.  If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership (unless the impairment is considered to be temporary) and includes such reduction in equity in loss of investment in local partnerships.  Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by the Codification, because the Partnership is not considered the primary beneficiary.  The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the local general partners (the “Local General Partners”).

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

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

Fair Value Measurement

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.  The Partnership adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of this topic to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which the Partnership had not applied the provisions of ASC Topic 820 include investment in local partnerships, which is accounted for under the equity method of accounting.  The Partnership’s full adoption of ASC Topic 820 as of March 31, 2009 did not have an impact on its financial statements.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are stated at cost, which approximates market value.

Investment in Mutual Fund

The Partnership carries its investment in mutual fund at estimated fair value.  Capital gains (losses) are included in (offset against) interest revenue.  Investment in mutual fund is classified as available-for-sale and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of owners' equity (deficit).

Investments in Bonds

Investments in bonds were classified as available-for-sale and represented investments that the Partnership’s intended to hold for an indefinite period of time but not necessarily to maturity.  Any decision to sell an investment was based on various factors, including significant movements in interest rates and liquidity needs.  Investments in bonds were carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners’ equity (deficit).

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

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income and deductions are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership.  Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.  In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 8 disclosures related to differences in the financial and tax bases of accounting.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

ASC Topic 825; Subtopic 10 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  ASC Topic 825; Subtopic 10 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, the Partnership adopted ASC Topic 825; Subtopic 10 and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of ASC Topic 825; Subtopic 10 had no effect on the Partnership’s financial statements.

ASC Topic 825; Subtopic 10 requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s financial condition or results of operations.  The Partnership had no financial instruments during any interim reporting period during the year ended March 30, 2010.

In May 2009, FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 29, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements.  In February 2010, FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in the notes to the accompanying financial statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 is effective for the Partnership’s fiscal year beginning March 31, 2010 and its adoption did not have an impact on the Partnership’s financial statements.

In January 2010, ASC Topic 820 was amended to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  The Partnership adopted ASC Topic 820, as amended, for the period ending March 30, 2010, except for the disclosures about activity in Level 3 fair value measurements which is effective for the Partnership’s fiscal year beginning March 31, 2010.  The initial adoption of ASC Topic 820 and the full implementation thereof did not have a material impact on the Partnership’s financial statements.

Reclassifications

Certain prior year Local Partnership balances (see Note 6) have been reclassified to conform to the current year presentation.

2.	Capital Contributions

On May 11, 1988, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent").  On August 19, 1988 and November 15, 1988, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted the Limited Partners to the Partnership in two closings.  At these closings, subscriptions for a total of 41,286 Units representing $41,286,000 in Limited Partners’ capital contributions were accepted.  In connection with the offering of Units, the Partnership incurred organization and offering costs of $4,781,252, of which $75,000 was capitalized as organization costs and $4,706,252 was charged to the Limited Partners' equity as syndication costs.  The General Partner contributed $100 to the Partnership.

Net loss is allocated 99% to the Limited Partners and 1% to the General Partner in accordance with the Partnership Agreement.

3.	Cash and Cash Equivalents

As of March 30, 2010, the Partnership has $295,778 in cash and cash equivalents.  Of such amount, $255,966 is held in accounts at two financial institutions in which the aggregate amount on deposit at each institution is insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”).  The entire amount is FDIC insured as of March 30, 2010.  The remaining $39,812 is held in a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The Fund is a short duration bond fund organized as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal.  In selecting portfolio securities for the Fund, the investment advisor of the Fund (the “Advisor”) will select investments so that substantially all of the Fund’s assets will be rated “A” or better by a nationally recognized statistical rating organization (“NRSRO”) such as Moody’s Investor Services, Inc. (“Moody’s”) and/or by Standard & Poor’s Financial Services, LLC (“S&P”) or, if a rating is not available, deemed to be of comparable quality by the Advisor.  It is anticipated that approximately 90% or more of the Fund’s assets (excluding floating rate or fixed to float securities issued by banking institutions having assets in excess of $200 billion) will be rated “AA” or better by an NRSRO or, if a rating is not available, deemed to be of comparable quality by the Advisor.  The Fund is valued at $10 per share in the accompanying balance sheet as of March 30, 2010.

The Advisor is an affiliate of the General Partner.  For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of the Fund.  The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Fund expenses; however, the Advisor is not required to do so.  The Advisor has waived 60% of its fee earned through March 30, 2010.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

4.	Investment in Mutual Fund (Continued)

The Codification clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements.  No other assets or liabilities of the Partnership are measured at fair value under the guidance on Fair Value Measurements as of March 30, 2010 and 2009.

5.	Investments in Bonds

The Partnership carried its investments in bonds as available-for-sale because such investments were used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances that may have arisen in connection with the Local Partnerships.  All such investments had matured and/or been redeemed or sold as of March 30, 2008.

6.	Investment in Local Partnerships

As of March 30, 2010, the Partnership owns a Local Partnership Interest in the following Local Partnerships:

1.	Cityside Apartments, L.P. (“Cityside”)*;
2.	Cobbet Hill Associates Limited Partnership (“Cobbet”)*;
3.	Dunbar Limited Partnership;
4.	Dunbar Limited Partnership No. 2;
5.	Federal Apartments Limited Partnership (“Federal”);
6.	Golden Gates Associates;
7.	Gulf Shores Apartments Ltd.;
8.	Madison-Bellefield Associates (“Madison-Bellefield”);
9.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”); and
10.	Vista del Mar Limited Dividend Partnership L.P. (“Vista del Mar”).

*Affiliates of the General Partner are a general partner of and/or provide services to the Local Partnership.

Although the Partnership generally owns a 98.9% - 99% Local Partnership Interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in Santa Juanita; the ownership percentages of the Partnership and ATCP II of Santa Juanita are 34.64% and 64.36%, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico.  The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations.  Under the terms of each of the Local Partnership’s partnership agreements, as of March 30, 2010 the Partnership is committed to make capital contributions in the aggregate amount of $36,228,149, which includes Advances to certain Local Partnerships and all of which has been paid.  As of December 31, 2009, the Local Partnerships have outstanding mortgage loans payable totaling approximately $49,482,000 and accrued interest payable on such loans totaling approximately $14,975,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1).  The amount of such excess losses applied to other partners' capital was $3,007,303, $3,519,891 and $3,215,424 for the years ended December 31, 2009, 2008 and 2007, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

The difference between the Partnership’s investment in local partnerships as of March 30, 2010 and 2009 and the amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 herein Note 6 represents cumulative carrying value adjustments made by the Partnership (see Note 1) in the amount of $596,586.

In November 2009, the Partnership sold its Local Partnership Interests in Pine Hill Estates Limited Partnership (“Pine Hill”) and Winnsboro Homes Limited Partnership (“Winnsboro”) to affiliates of the Local General Partners of Pine Hill and Winnsboro for a cumulative price of $217,800.  Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010.  In September 2009, the Partnership entered into a purchase agreement (the “Purchase Agreement”) to sell its Local Partnership Interest in Federal to an affiliate of the Local General Partner of Federal for $334,000.  The Purchase Agreement is subject to the approval of the United States Department of Housing and Urban Development (“HUD”) and there can be no assurance that the Local Partnership Interest will be sold under the terms of the Purchase Agreement.  One of the Local General Partners of Pine Hill and Winnsboro is the sole Local General Partner of Federal.  The Partnership’s investment balances in Pine Hill, Winnsboro and Federal, after cumulative equity losses, became zero during the years ended March 30, 1997, 1998 and 1997, respectively.

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  The Partnership does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2009, Cobbet has accumulated over $9,050,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $23,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Cumulative Advances made by the Partnership to Cobbet as of March 30, 2010 and 2009 total $392,829, none of which were made during the three year period ended March 30, 2010.  Such Advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.     The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

During the year ended March 30, 2008, the Partnership made an Advance of $266,286 to Vista del Mar in connection with a restructuring of Vista del Mar’s HUD-insured first mortgage.  Such Advance was recorded as investment in local partnerships and was written off as additional equity in loss of investment in local partnerships.  The Partnership’s investment balance in Vista del Mar, after cumulative equity losses, became zero during the year ended March 30, 2001.  Vista del Mar has made certain payments to the Partnership during the years ended March 30, 2010 and 2009, with interest, in connection with the Advance.  All amounts received by the Partnership have been recorded as other income from local partnerships in the accompanying statements of operations of the Partnership for the years ended March 30, 2010 and 2009.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The Property owned by 4611 South Drexel Limited Partnership (“South Drexel”) was sold during the year ended March 30, 2007, in connection with which the Partnership received cash and recognized a gain of $613,216.  Of such amount, $11,547 was received during the year ended March 30, 2008.  The Partnership’s investment balance in South Drexel, after cumulative equity losses, became zero during the year ended March 30, 1996.

The combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2009, 2008 and 2007 are reflected on pages 31 and 32, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 are as follows:

	2009	2008

ASSETS

Cash and cash equivalents	$779,375	$645,460
Rents receivable	97,266	143,602
Escrow deposits and reserves	3,854,262	4,289,225
Land	2,406,862	2,476,862
Buildings and improvements (net of accumulated depreciation of $58,615,916 and $59,552,013)	22,604,712	26,849,471
Intangible assets (net of accumulated amortization of $504,340 and $489,426)	621,561	763,201
Other assets	535,269	595,014

	$30,899,307	$35,762,835

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,121,812	$1,095,096
Due to related parties	4,143,753	4,712,582
Mortgage loans	49,482,089	54,374,460
Notes payable	1,301,342	1,302,543
Accrued interest	14,975,202	13,674,386
Other liabilities	235,528	249,335

	71,259,726	75,408,402

Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	23,104,418	23,908,878
Cumulative loss	(22,237,063)	(23,097,805)

	867,355	811,073
General partners and other limited partners
Capital contributions, net of distributions	919,795	1,113,781
Cumulative loss	(42,147,569)	(41,570,421)

	(41,227,774)	(40,456,640)

	(40,360,419)	(39,645,567)

	$30,899,307	$35,762,835

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

REVENUE

Rental	$11,431,839	$11,210,753	$11,101,351
Interest and other	272,470	238,868	256,493

TOTAL REVENUE	11,704,309	11,449,621	11,357,844

EXPENSES

Administrative	2,525,280	2,570,853	2,299,410
Utilities	1,381,485	1,387,111	1,295,784
Operating and maintenance	2,865,897	3,225,325	3,361,434
Taxes and insurance	1,045,516	1,058,450	1,073,980
Financial	3,483,214	3,485,837	3,667,574
Depreciation and amortization	3,421,887	3,345,616	3,285,059

TOTAL EXPENSES	14,723,279	15,073,192	14,983,241

NET LOSS	$(3,018,970)	$(3,623,571)	$(3,625,397)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties L.P.	$56,282	$(17,924)	$(336,032)
General partners and other limited partners (includes Partnership loss in excess of investment of $3,007,303, $3,519,891 and $3,215,424)	(3,075,252)	(3,605,647)	(3,289,365)

	$(3,018,970)	$(3,623,571)	$(3,625,397)

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2010 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2009	Investments (voluntary advances) during the year ended March 30, 2010	Partnership's equity in income for the year ended March 30, 2010		Cash distributions received during the year ended March 30, 2010	Cash distributions classified as other income during the year ended March 30, 2010	Investment in Local Partnership balance as of March 30, 2010

Cityside Apartments, L.P.	$—	$—	$—	(1)	$—	$—	$—
Cobbet Hill Associates Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership No. 2	—	—	—	(1)	—	—	—
Federal Apartments Limited Partnership	—	—	—	(1)	—	—	—
Golden Gates Associates	—	—	—	(1)	—	—	—
Gulf Shores Apartments Ltd.	—	—	—	(1)	(2,500)	2,500	—
Madison-Bellefield Associates	214,487	—	56,282		—	—	270,769
Pine Hill Estates Limited Partnership	—	—	—	(1)	(2,500)	2,500	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(1)	—	—	—
Vista del Mar Limited Dividend Partnership L.P.	—	—	—	(1)	(28,721)	28,721	—
Winnsboro Homes Limited Partnership	—	—	—	(1)	(2,500)	2,500	—

	$214,487	$—	$56,282		$(36,221)	$36,221	$270,769

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2009 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2008	Investments (voluntary advances) during the year ended March 30, 2009	Partnership's equity in loss for the year ended March 30, 2009		Cash distributions received during the year ended March 30, 2009	Cash distributions classified as other income during the year ended March 30, 2009	Investment in Local Partnership balance as of March 30, 2009

Cityside Apartments, L.P.	$—	$—	$—	(1)	$—	$—	$—
Cobbet Hill Associates Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership	—	—	—	(1)	—	—	—
Dunbar Limited Partnership No. 2	—	—	—	(1)	—	—	—
Federal Apartments Limited Partnership	—	—	—	(1)	—	—	—
Golden Gates Associates	—	—	—	(1)	—	—	—
Gulf Shores Apartments Ltd.	—	—	—	(1)	—	—	—
Madison-Bellefield Associates	232,411	—	(17,924)		—	—	214,487
Pine Hill Estates Limited Partnership	—	—	—	(1)	(2,500)	2,500	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(1)	—	—	—
Vista del Mar Limited Dividend Partnership L.P.	—	—	—	(1)	(28,721)	28,721	—
Winnsboro Homes Limited Partnership	—	—	—	(1)	—	—	—

	$232,411	$—	$(17,924)		$(31,221)	$31,221	$214,487

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Property information for each Local Partnership as of December 31, 2009 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

Cityside Apartments, L.P.	$6,215,599	131,591	14,008,843	(10,124,521)
Cobbet Hill Associates Limited Partnership	12,818,125	504,683	17,209,417	(12,863,704)
Dunbar Limited Partnership	4,892,499	117,126	7,307,029	(4,911,808)
Dunbar Limited Partnership No. 2	5,227,689	131,920	7,593,407	(5,337,424)
Federal Apartments Limited Partnership	5,756,282	279,750	9,096,875	(6,652,119)
Golden Gates Associates	4,212,731	29,585	6,009,830	(4,552,173)
Gulf Shores Apartments Ltd.	1,425,518	172,800	1,802,416	(1,370,053)
Madison-Bellefield Associates	1,987,478	245,000	6,188,464	(4,503,411)
Santa Juanita Limited Dividend Partnership L.P.	1,364,786	228,718	2,494,614	(1,795,971)
Vista del Mar Limited Dividend Partnership L.P.	5,581,382	565,689	9,509,733	(6,504,732)

	$49,482,089	$2,406,862	$81,220,628	$(58,615,916)

Property information for each Local Partnership as of December 31, 2008 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

Cityside Apartments, L.P.	$6,435,994	131,591	14,008,477	(9,619,846)
Cobbet Hill Associates Limited Partnership	12,969,740	504,683	17,143,387	(12,204,549)
Dunbar Limited Partnership	4,898,560	117,126	7,266,843	(4,593,077)
Dunbar Limited Partnership No. 2	5,232,497	131,920	7,507,820	(5,027,758)
Federal Apartments Limited Partnership	5,776,587	279,750	9,052,752	(6,295,019)
Golden Gates Associates	4,257,515	29,585	5,934,813	(4,325,128)
Gulf Shores Apartments Ltd.	1,434,070	172,800	1,802,416	(1,286,643)
Madison-Bellefield Associates	2,190,175	245,000	6,155,606	(4,281,831)
Pine Hill Estates Limited Partnership	2,164,894	40,000	3,969,099	(2,792,117)
Santa Juanita Limited Dividend Partnership L.P.	1,420,421	228,718	2,490,949	(1,693,825)
Vista del Mar Limited Dividend Partnership L.P.	5,602,246	565,689	8,906,517	(6,130,653)
Winnsboro Homes Limited Partnership	1,991,761	30,000	2,162,805	(1,301,567)

	$54,374,460	$2,476,862	$86,401,484	$(59,552,013)

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The summary of property activity during the year ended December 31, 2009 is as follows:

	Balance as of December 31, 2008	Net change during the year ended December 31, 2009	Balance as of December 31, 2009
Land	$2,476,862	$(70,000)	$2,406,862
Buildings and improvements	86,401,484	(5,180,856)	81,220,628
	88,878,346	(5,250,856)	83,627,490
Accumulated depreciation	(59,552,013)	936,097	(58,615,916)

	$29,326,333	$(4,314,759)	$25,011,574

The equity in income recognized by the Partnership for the year ended March 30, 2010 in connection with Madison-Bellefield represents more than 20% of the Partnership’s net loss for such period.  The following financial information represents certain balance sheet and operating statement data of Madison-Bellefield as of and for the year ended December 31, 2009:

Total assets	$2,384,770

Total liabilities	$2,121,157

Revenue	$1,402,980

Net income	$56,850

7.	Transactions with General Partner and Affiliates

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) in the amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership.  The Partnership incurred a Management Fee of $175,466 for each of the three years in the period ended March 30, 2010.  Unpaid Management Fees in the amount of $169,333 and $43,867 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2010 and 2009, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership.  Pursuant to an agreement with the General Partner, the Partnership incurs an annual administration fee (the "Administration Fee") in the amount of $152,758 and an annual additional administration fee (the “Additional Administration Fee”) in the amount of $30,965 for administrative services provided to the Partnership, subject to certain provisions of the Partnership Agreement.  The Partnership incurred an Administration Fee and an Additional Administration Fee in the amounts of $152,758 and $30,965, respectively, for each of the three years in the period ended March 30, 2010.  Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations.  Unpaid Administration Fees in the amount of $200,073 and $41,856 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2010 and 2009, respectively.

For the years ended December 31, 2009, 2008 and 2007, Cityside paid and/or incurred the following amounts to an affiliate of the General Partner in connection with services provided to Cityside:

	2009		2008		2007
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$89,329	$100,947	$91,139	$93,015	$88,844	$88,844

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

8.	Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2010, 2009 and 2008 to the tax return income (loss) for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2010	2009	2008

Financial statement net loss for the years ended March 30, 2010, 2009 and 2008	$(181,569)	$(455,469)	$(750,598)

Add (less) net transactions occurring between
January 1, 2007 to March 30, 2007	—	—	(79,383)
January 1, 2008 to March 30, 2008	—	(126,095)	126,095
January 1, 2009 to March 30, 2009	(112,288)	112,288	—
January 1, 2010 to March 30, 2010	118,151	—	—

Adjusted financial statement net loss for the years ended December 31, 2009, 2008 and 2007	(175,706)	(469,276)	(703,886)

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	(52,036)	334,735	—

Differences arising from equity in loss of investment in local partnerships	(1,615,979)	(2,228,519)	(3,120,684)

Differences in gain (loss) on sale of limited partner interests/local partnership properties	2,340,588	(668,278)	11,547

Other income from local partnerships	(57,762)	(5,000)	(11,250)

Interest on Advance to Local Partnership recorded for tax purposes	31,552	—	—

Non-deductible flow-through expenses	99	50	—

Other differences	(818)	5,240	(10,221)

Tax return income (loss) for the years ended December 31, 2009, 2008 and 2007	$469,938	$(3,031,048)	$(3,834,494)

The differences between the investment in local partnerships for tax return and financial reporting purposes as of December 31, 2009 and 2008 are as follows:

	2009	2008

Investment in local partnerships - financial reporting	$270,769	$214,487
Investment in local partnerships - tax	(30,246,794)	(31,020,185)

	$30,517,563	$31,234,672

Payable to general partner and affiliates in the accompanying balance sheets represents accrued management and administration fees, which are not deductible for tax purposes until paid pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

9.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Investment in Mutual Fund

The investment in mutual fund is carried at estimated fair value.

Cash and Cash Equivalents

The carrying amount approximates fair value.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Tax concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2010.

Item 9A(T).  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Registrant has no officers or directors.  The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business.  The responsibilities of the General Partner are currently carried out by Richman Tax.  The executive officers and director of Richman Tax are:

Served in present
Name	capacity since[1]	Position held

Richard Paul Richman	February 10, 1988	Director
David A. Salzman	February 2, 2001	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	February 10, 1988	Secretary
Charles L. Krafnick	February 1, 2001	Assistant Treasurer

1Director holds office until his successor is elected and qualified.  All officers serve at the pleasure of the Director.

Richard Paul Richman, age 62, is the sole Director of Richman Tax.  Mr. Richman is the Chairman and a stockholder of Richman Group.  Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., the director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., the director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and the director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 49, is the President of Richman Tax and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 49, is a Vice President and the Treasurer of Richman Tax.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax.  Mr. Hussey’s is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 54, is the Secretary of Richman Tax and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 48, is the Assistant Treasurer of Richman Tax and is the Assistant Treasurer of Richman Group.  Mr. Krafnick has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

Registrant is not aware of any family relationship between the director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the “Audit Committee”). Each of Mr. Richman, Mr. Hussey and Mr. Krafnick meets the qualifications of an audit committee financial expert. Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under the Nasdaq Stock Market independence standards; however Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.

Item 10.  Directors, Executive Officers and Corporate Governance (Continued).

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

Item 11.  Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Tax and did not pay any such compensation during the year ended March 30, 2010 or during the prior two fiscal years.  During the year ended March 30, 2010 and during the prior two fiscal years, Richman Tax did not pay any compensation to any of its officers or its director.  The director and certain officers of Richman Tax receive compensation from certain affiliates of Richman Tax for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Partnership Agreement, Registrant has entered into certain arrangements with the General Partner and certain of its affiliates which provide for compensation to be paid to the General Partner and certain of its affiliates.  See Note 7 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” of this Annual Report.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068, are the owners of 4,602 Units, representing approximately 11.1% of all such Units.  As of approximately June 15, 2010, no person or entity, other than Prizm Investments and certain affiliates thereof, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Tax nor the director or any officer of Richman Tax own any Units.  Richman Tax is wholly-owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Note 7 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” herein.  Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2011.

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

Indebtedness of Management

No officer or director of Richman Tax or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2010 and 2009.

Item 13.  Certain Relationships and Related Transactions and Director Independence (Continued).

Corporate Governance

As discussed elsewhere in this annual report, Registrant does not have any directors, although as noted above Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant. Under Nasdaq Stock Market independence standards, Mr. Richman, Mr. Hussey and Mr. Krafnick would not be considered independent as they serve as officers of Richman Tax.  Although Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under Nasdaq rules, Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.  Registrant is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, and Registrant is not required to have an audit committee which consists of independent directors and meets the other requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Item 14.  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2010 and 2009:

	2010	2009

Audit Fees	$39,825	$43,500
Audit-Related Fees	—	—
Tax Fees	$13,275	$14,500
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in fiscal 2010 and 2009.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee.

The Audit Committee approved all fiscal 2010 and 2009 principal accountant fees and services.

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

(3)  Exhibits

Incorporated by
	Exhibit	Reference to

3.1	Certificate of Limited Partnership of Registrant	Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-11 dated April 29, 1988 (File No. 33-20391)

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed May 6, 1988 (File No. 33-20391)

10.1	4611 South Drexel Limited Partnership Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)

10.2	B & V, Ltd. Fourth Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.3	B & V Phase I, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1994 (File No. 0-17619)

10.4	B & V Phase I, Ltd. Assignment of Partnership Interests, Assumption of Responsibilities, and Waiver of Conditions	Exhibit 10.4 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-17619)

10.5	Blue Hill Housing Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.6	Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.7	Amendment No. 1 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-K Report for the year ended March 30, 1992 (File No. 0-17619)

10.8	Amendment No. 2 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report for the year ended March 30, 1992 (File No. 0-17619)

Incorporated by
	Exhibit	Reference to

10.9	Amendment No. 3 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1992 (File No. 0-17619)

10.10	Cobbet Hill Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.11	Cobbet Hill Associates Limited Partnership First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)

10.12	Cobbet Hill Associates Limited Partnership Second Amendment to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)

10.13	Dunbar Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.14	Dunbar Limited Partnership No. 2 Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.15	Erie Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 10-K Report for the year ended March 30, 1989 (File No. 33-20391)

10.16	Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.17	First Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.14 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)

10.18	Second Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)

10.19	Golden Gates Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.20	Grove Park Housing, A California Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.21	Gulf Shores Apartments Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-K Report for the year ended March 30, 1989 (File No. 33-20391)

Incorporated by
	Exhibit	Reference to

10.22	Hilltop North Associates, A Virginia Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.12 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.23	Madison-Bellefield Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.24	Amended and Restated Articles of Partnership in Commendam of Pine Hill Estates Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)

10.25	Santa Juanita Limited Dividend Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)

10.26	Second Amendment of Limited Partnership of Santa Juanita Limited Dividend Partnership and Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report for the year ended March 30, 1994 (File No. 0-17619)

10.27	Amendment No. 1 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.24 hereof.)	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)

10.28	Amendment No. 2 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)

10.29	Vista Del Mar Limited Dividend Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-K Report for the year ended March 30, 1989 (File No. 33-20391)

10.30	Certificate of Amendment of Limited Partnership of Vista Del Mar Limited Dividend Partnership and Amendment No. 1 to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.25 to Form 10-K Report for the year ended March 30, 1994 (File No. 0-17619)

10.31	Amendment No. 1 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.28 hereof.)	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)

10.32	Amendment No. 2 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)

10.33	Amended and Restated Articles of Partnership in Commendam of Winnsboro Homes Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)

10.34	The B & V, Ltd. Investment Agreement	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1994 (File No. 0-17619)

Incorporated by
	Exhibit	Reference to

10.35	The B & V Phase I, Ltd. Investment Agreement	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1994 (File No. 0-17619)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.22	Pages 21 through 35 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.22 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)

99.23	Pages 51 through 75 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.23 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)

99.24	Pages 89 through 91 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.24 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)

99.25	Pages 16 through 19 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.25 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)

99.26	Supplement No. 1 dated August 11, 1988 to Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.26 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)

99.27	Supplement No. 2 dated September 20, 1988 to Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.27 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)

99.28	Independent Auditors’ Report of Cobbet Hill Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.26 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-17619)

99.29	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.27 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-17619)

99.30	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.28 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-17619)

*Filed herewith.

(b) Exhibits

See (a)(3) above.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties L.P.,
General Partner

	By:	Richman Tax Credit Properties Inc.,
general partner

Dated: June 24, 2010	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 24, 2010	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 24, 2010
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 24, 2010
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Director of the general partner of the	June 24, 2010
(Richard Paul Richman)	General Partner