Form 10-Q
period 2010-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2010-11-03
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2010

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

Yes ☐  No   ☒

As of November 3, 2010, there are 41,286 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Table of Contents
		Page

Item 1.	Financial Statements.

Balance Sheets		3

Statements of Operations		4

Statements of Cash Flows		5

Notes to Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	12

Item 4.	Controls and Procedures.	12

Item 4T.	Internal Control Over Financial Reporting.	12

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2010	2010

ASSETS

Cash and cash equivalents	$105,784	$295,778
Investment in mutual fund	1,575,442	1,555,638
Investment in bond	100,100
Interest receivable	99
Investment in local partnerships	319,338	270,769

	$2,100,763	$2,122,185

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$45,538	$73,923
Payable to general partner and affiliates	541,578	369,406

	587,116	443,329

Commitments and contingencies

Partners' equity (deficit)

General partner	(350,691)	(348,912)
Limited partners (41,286 units of limited partnership interest outstanding)	1,851,671	2,027,768
Accumulated other comprehensive income	12,667

	1,513,647	1,678,856

	$2,100,763	$2,122,185

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2010 AND 2009
(UNAUDITED)

	Three Months Ended September 29, 2010	Six Months Ended September 29, 2010	Three Months Ended September 29, 2009	Six Months Ended September 29, 2009

REVENUE

Interest	$7,129	$11,544	$759	$985
Other income from local partnerships		4,893	7,180	21,860

TOTAL REVENUE	7,129	16,437	7,939	22,845

EXPENSES

Administration fees	45,931	91,862	45,931	91,862
Management fee	43,867	87,734	43,867	87,734
Professional fees	14,494	28,370	18,880	45,409
State of New Jersey filing fee	11,655	23,310	4,937	17,493
Printing, postage and other	3,253	11,606	2,627	5,814

TOTAL EXPENSES	119,200	242,882	116,242	248,312

	(112,071)	(226,445)	(108,303)	(225,467)

Equity in income (loss) of investment in local partnerships	40,628	48,569	5,505	(4,213)

NET LOSS	(71,443)	(177,876)	(102,798)	(229,680)

Other comprehensive income	17,392	12,667

COMPREHENSIVE LOSS	$(54,051)	$(165,209)	$(102,798)	$(229,680)

NET LOSS ATTRIBUTABLE TO

General partner	$(715)	$(1,779)	$(1,028)	$(2,297)
Limited partners	(70,728)	(176,097)	(101,770)	(227,383)

	$(71,443)	$(177,876)	$(102,798)	$(229,680)

NET LOSS per unit of limited partnership interest (41,286 units of limited partnership interest)	$(1.72)	$(4.27)	$(2.47)	$(5.51)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$14,014	$985
Cash paid for
Administration fees	(7,424)	(64,258)
Professional fees	(60,161)	(82,952)
State of New Jersey filing fee	(16,684)	(40,384)
Printing, postage and other expenses	(14,826)	(10,962)

Net cash used in operating activities	(85,081)	(197,571)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in mutual fund	(8,866)
Investment in bond	(100,940)
Distributions received from local partnerships	4,893	21,860

Net cash provided by (used in) investing activities	(104,913)	21,860

Net decrease in cash and cash equivalents	(189,994)	(175,711)

Cash and cash equivalents at beginning of period	295,778	1,817,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,784	$1,642,238

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(177,876)	$(229,680)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(48,569)	4,213
Other income from local partnerships	(4,893)	(21,860)
Amortization of premium on investment in bond	819
Decrease in interest receivable	1,651
Increase in prepaid expenses		(7,037)
Decrease in accounts payable and accrued expenses	(28,385)	(58,545)
Increase in due to general partner and affiliates	172,172	115,338

NET CASH USED IN OPERATING ACTIVITIES	$(85,081)	$(197,571)

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized gain on investment in mutual fund	$10,938

Unrealized gain on investment in bond	$1,729

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2010 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended September 29, 2010 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in nineteen Local Partnerships representing capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of September 29, 2010, the Partnership holds a Local Partnership Interest in ten Local Partnerships (see discussion below regarding the potential sale of a Local Partnership Interest).  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the six months ended September 29, 2010, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2010	$270,769

Equity in income of investment in local partnerships	48,569	*

Distributions received from Local Partnerships	(4,893)

Distributions classified as other income	4,893

Investment in local partnerships as of September 29, 2010	$319,338

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
SEPTEMBER 29, 2010
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  The Partnership does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2009, Cobbet has accumulated over $9,050,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $23,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Cumulative voluntary advances made by the Partnership to Cobbet as of September 29, 2010 total $392,829, none of which were made during the six months then ended.  Such voluntary advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.  The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

The Partnership’s equity in income of its investment in Madison-Bellefield Associates (“Madison-Bellefield”) of $48,569 represents more than 20% of the Partnership’s net loss for the six months ended September 29, 2010.  The following financial information represents certain unaudited operating statement data of Madison-Bellefield for the six months ended June 30, 2010:

Revenue	$709,774

Net income	$49,060

3.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The Fund’s net asset value (“NAV”) is $10.07 per share as of September 29, 2010.  The unrealized gain of $10,938 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the six months ended September 29, 2010.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheet as of September 29, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see discussion in Note 3 above).  The unrealized gain of $1,729 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the six months ended September 29, 2010.

As of September 29, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
After ten years	$98,371	$1,729	$—	$100,100

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2010
(UNAUDITED)

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2010, American Tax Credit Properties L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2010.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the six months ended September 29, 2010, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in a mutual fund and a bond.  Cash and cash equivalents, investment in mutual fund and investment in bond decreased, in the aggregate, by approximately $70,000 during the six months ended September 29, 2010 (which includes unrealized gains on investment in mutual fund and investment in bond in the aggregate of approximately $13,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the six months ended September 29, 2010, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the six months ended June 30, 2010 of $48,569.  Payable to general partner and affiliates represents deferred administration and management fees in the accompanying unaudited balance sheet as of September 29, 2010.

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

Registrant’s operations for the three months ended September 29, 2010 and 2009 resulted in net losses of $71,443 and $102,798, respectively.  The decrease in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $35,000, which is attributable to an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive income for the three months ended September 29, 2010 resulted from unrealized gains on investment in mutual fund and investment in bond of $14,048 and $3,344, respectively.

Registrant’s operations for the six months ended September 29, 2010 and 2009 resulted in net losses of $177,876 and $229,680, respectively.  The decrease in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $53,000, which is attributable to an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive income for the six months ended September 29, 2010 resulted from unrealized gains on investment in mutual fund and investment in bond of $10,938 and $1,729, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of September 29, 2010, Registrant owns ten of the nineteen Local Partnership Interests originally acquired (see discussion below regarding the potential sale of a Local Partnership Interest).  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2010.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties L.P.,
General Partner

	By:	Richman Tax Credit Properties Inc.,
general partner

Dated: November 3, 2010	/s/David Salzman
	By:	David Salzman
Chief Executive Officer

Dated: November 3, 2010	/s/James Hussey
	By:	James Hussey
Chief Financial Officer

Dated: November 3, 2010	/s/Richard Paul Richman
	By:	Richard Paul Richman
Director