Form 10-Q
period 2010-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2011-02-08
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2010

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

Yes ☐  No ☒

As of February 8, 2011, there are 41,286 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2010	2010

ASSETS

Cash and cash equivalents	$211,253	$295,778
Investment in mutual fund	1,048,576	1,555,638
Investment in bond	101,238
Interest receivable	2,341
Due from local partnerships	50,000
Investment in local partnerships	345,384	270,769

	$1,758,792	$2,122,185

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$50,938	$73,923
Payable to general partner and affiliates	86,257	369,406

	137,195	443,329

Commitments and contingencies

Partners' equity (deficit)

General partner	(349,613)	(348,912)
Limited partners (41,286 units of limited partnership interest outstanding)	1,958,358	2,027,768
Accumulated other comprehensive income	12,852

	1,621,597	1,678,856

	$1,758,792	$2,122,185

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended December 30, 2010	Nine Months Ended December 30, 2010	Three Months Ended December 30, 2009	Nine Months Ended December 30, 2009

REVENUE

Interest	$6,569	$18,113	$893	$1,878
Other income from local partnerships	50,000	54,893	7,181	29,041

TOTAL REVENUE	56,569	73,006	8,074	30,919

EXPENSES

Administration fees	45,930	137,792	45,930	137,792
Management fee	43,865	131,599	43,865	131,599
Professional fees	14,210	42,580	14,298	59,707
State of New Jersey filing fee	(9,443)	13,867	12,556	30,049
Printing, postage and other	8,288	19,894	3,458	9,272

TOTAL EXPENSES	102,850	345,732	120,107	368,419

	(46,281)	(272,726)	(112,033)	(337,500)

Equity in income of investment in local partnerships	26,046	74,615	29,312	25,099

Loss prior to gain on sale of limited partner interests/local partnership properties	(20,235)	(198,111)	(82,721)	(312,401)

Gain on sale of limited partner interests/local partnership properties	128,000	128,000	217,800	217,800

NET INCOME (LOSS)	107,765	(70,111)	135,079	(94,601)

Other comprehensive income, net	185	12,852

COMPREHENSIVE INCOME (LOSS)	$107,950	$(57,259)	$135,079	$(94,601)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$1,078	$(701)	$1,351	$(946)
Limited partners	106,687	(69,410)	133,728	(93,655)

	$107,765	$(70,111)	$135,079	$(94,601)

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)	$2.59	$(1.68)	$3.24	$(2.27)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$18,955	$1,878
Cash paid for
Administration fees	(295,728)	(22,405)
Management fee	(256,812)	(50,000)
Professional fees	(63,632)	(86,052)
State of New Jersey filing fee	(16,684)	(40,384)
Printing, postage and other expenses	(19,010)	(15,160)

Net cash used in operating activities	(632,911)	(212,123)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in mutual fund	(14,623)
Redemptions from mutual fund	531,056
Investment in bond	(100,940)
Proceeds in connection with sale of limited partner interests/local partnership properties	128,000	217,800
Distributions received from local partnerships	4,893	29,041

Net cash provided by investing activities	548,386	246,841

Net increase (decrease) in cash and cash equivalents	(84,525)	34,718

Cash and cash equivalents at beginning of period	295,778	1,817,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$211,253	$1,852,667

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized gain on investment in mutual fund	$9,371

Unrealized gain on investment in bond	$3,481

Increase in due from local partnerships classified as other income from local partnerships	$50,000

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(70,111)	$(94,601)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in income of investment in local partnerships	(74,615)	(25,099)
Gain on sale of limited partner interests/local partnership properties	(128,000)	(217,800)
Other income from local partnerships	(54,893)	(29,041)
Amortization of premium on investment in bond	1,433
Accrued interest purchased at date of investment in bond	1,750
Increase in interest receivable	(2,341)
Decrease in accounts payable and accrued expenses	(22,985)	(42,568)
Increase (decrease) in due to general partner and affiliates	(283,149)	196,986

NET CASH USED IN OPERATING ACTIVITIES	$(632,911)	$(212,123)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2010 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in nineteen Local Partnerships representing capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of December 30, 2010, the Partnership holds a Local Partnership Interest in seven Local Partnerships (see discussion below regarding the potential sale of a Local Partnership Interest).  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2010, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2010	$270,769

Equity in income of investment in local partnerships	74,615	*

Distributions received from Local Partnerships	(54,893)

Distributions classified as other income	54,893

Investment in local partnerships as of December 30, 2010	$345,384

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

In November 2010, the Partnership sold its Local Partnership Interest in Golden Gates Associates (“Golden Gates”) to an affiliate of the Local General Partner of Golden Gates for $128,000; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2010.  The Partnership’s investment balance in Golden Gates, after cumulative equity losses, became zero during the year ended March 30, 1994.

In December 2010, Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”), which Local Partnerships have the same Local General Partner (the “Dunbar Local General Partner”), sold their underlying Properties to affiliates of the Dunbar Local General Partner.  Although the Partnership received no proceeds in connection with the sales, the purchasers agreed to pay the Partnership $25,000 for both Dunbar and Dunbar 2 for distributions that were due to the Partnership under the terms of the partnership agreements of Dunbar and Dunbar 2.  Accordingly, $50,000 is reflected as due from local partnerships in the accompanying unaudited balance sheet as of December 30, 2010 and is included in other income from local partnerships in the accompanying unaudited statement of operations for the nine months then ended.  The Partnership’s investment balance in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2010
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

In September 2009, the Partnership entered into a purchase agreement (the “Purchase Agreement”) to sell its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) to an affiliate of the Local General Partner of Federal for $334,000.  The Purchase Agreement is subject to the approval of the United States Department of Housing and Urban Development (“HUD”) and there can be no assurance that the Local Partnership Interest will be sold under the terms of the Purchase Agreement.  The Partnership received a $50,000 nonrefundable deposit in connection with the Purchase Agreement in January 2011.  The Partnership’s investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997.

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  The Partnership does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2009, Cobbet has accumulated over $9,050,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $23,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Cumulative voluntary advances made by the Partnership to Cobbet as of December 30, 2010 total $392,829, none of which were made during the nine months then ended.  Such voluntary advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.  The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

The Partnership’s equity in income of its investment in Madison-Bellefield Associates (“Madison-Bellefield”) of $74,615 represents more than 20% of the Partnership’s net loss for the nine months ended December 30, 2010.  The following financial information represents certain unaudited operating statement data of Madison-Bellefield for the nine months ended September 30, 2010:

Revenue	$1,076,044

Net income	$75,268

3.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The Fund’s net asset value (“NAV”) is $10.06 per share as of December 30, 2010.  The unrealized gain of $9,371 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2010.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2010
(UNAUDITED)

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheet as of December 30, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see discussion in Note 3 above).  The unrealized gain of $3,481 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2010.

As of December 30, 2010, certain information concerning investment in bond is as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
Description and maturity	cost	gain	loss	fair value

Corporate debt security
Callable in September 2013	$97,757	$3,481	$—	$101,238

5.	Additional Information

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2010, American Tax Credit Properties L.P. (the “Registrant”) experienced a significant change in financial condition as compared to March 30, 2010 primarily as the result of the payment of deferred administration and management fees, partially offset by proceeds received in connection with the sale of its interest (the “Local Partnership Interest”) in Golden Gates Associates (“Golden Gates”) (see discussion below under Results of Operations and Local Partnership Matters).  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2010, Registrant received cash from interest revenue, distributions from Local Partnerships, redemptions from a mutual fund and proceeds in connection with the sale of its Local Partnership Interest in Golden Gates and utilized cash for operating expenses and investments in a mutual fund and a bond.  Cash and cash equivalents, investment in mutual fund and investment in bond decreased, in the aggregate, by approximately $490,000 during the nine months ended December 30, 2010 (which includes unrealized gains on investment in mutual fund and investment in bond in the aggregate of approximately $13,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the nine months ended December 30, 2010, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the nine months ended September 30, 2010 of $74,615.  Payable to general partner and affiliates represents accrued administration and management fees in the accompanying unaudited balance sheet as of December 30, 2010.

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

Registrant’s operations for the three months ended December 30, 2010 and 2009 resulted in net income of $107,765 and $135,079, respectively.  The decrease in net income from fiscal 2009 to fiscal 2010 is primarily attributable to a decrease in gain on sale of limited partner interests/local partnership properties of approximately $90,000 (see discussion below under Local Partnership Matters), partially offset by (i) an increase in interest revenue and other income from local partnerships in the aggregate amount of approximately $48,000 and (ii) a net decrease in operating expenses of approximately $17,000.  Other comprehensive income for the three months ended December 30, 2010 resulted from unrealized gains (losses) on investment in mutual fund and investment in bond of $(1,567) and $1,752, respectively.

Registrant’s operations for the nine months ended December 30, 2010 and 2009 resulted in net losses of $70,111 and $94,601, respectively.  The decrease in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $50,000, which is attributable to an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance, (ii) an increase in interest revenue and other income from local partnerships in the aggregate amount of approximately $42,000 and (iii) a net decrease in operating expenses of approximately $23,000, all partially offset by a decrease in gain on sale of limited partner interests/local partnership properties of approximately $90,000 (see discussion below under Local Partnership Matters).  Other comprehensive income for the nine months ended December 30, 2010 resulted from unrealized gains on investment in mutual fund and investment in bond of $9,371 and $3,481, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of December 30, 2010, Registrant owns seven of the nineteen Local Partnership Interests originally acquired (see discussion below regarding the potential sale of a Local Partnership Interest).  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico.  All of the remaining Local Partnerships receive rental subsidy payments, including six that receive payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”).  The subsidy agreements expire at various times.  Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  The six Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.  Of the six Local Partnerships noted above, three have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

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

In November 2010, Registrant sold its Local Partnership Interest in Golden Gates to an affiliate of the Local General Partner of Golden Gates for $128,000; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2010.  Registrant’s investment balance in Golden Gates, after cumulative equity losses, became zero during the year ended March 30, 1994.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

In December 2010, Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”), which Local Partnerships have the same Local General Partner (the “Dunbar Local General Partner”), sold their underlying Properties to affiliates of the Dunbar Local General Partner.  Although Registrant received no proceeds in connection with the sales, the purchasers agreed to pay Registrant $25,000 for both Dunbar and Dunbar 2 for distributions that were due to Registrant under the terms of the partnership agreements of Dunbar and Dunbar 2.  Accordingly, $50,000 is reflected as due from local partnerships in the accompanying unaudited balance sheet as of December 30, 2010 and is included in other income from local partnerships in the accompanying unaudited statement of operations for the nine months then ended.  Registrant’s investment balance in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively.

In September 2009, Registrant entered into a purchase agreement (the “Purchase Agreement”) to sell its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) to an affiliate of the Local General Partner of Federal for $334,000.  The Purchase Agreement is subject to the approval of HUD and there can be no assurance that the Local Partnership Interest will be sold under the terms of the Purchase Agreement.  Registrant received a $50,000 nonrefundable deposit in connection with the Purchase Agreement in January 2011. Registrant’s investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners.  In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 4.  Controls and Procedures (Continued).

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2010.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties L.P.,
General Partner

	By:	Richman Tax Credit Properties Inc.,
general partner

Dated: February 8, 2011	/s/David Salzman
	By:	David Salzman
Chief Executive Officer

Dated: February 8, 2011	/s/James Hussey
	By:	James Hussey
Chief Financial Officer

Dated: February 8, 2011	/s/Richard Paul Richman
	By:	Richard Paul Richman
Director