Form 10-K
period 2011-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2011-06-28
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2011

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

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes          No      X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes         No      X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ___   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___   Accelerated Filer ___   Non-Accelerated Filer ___   Smaller Reporting Company     X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No      X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 28, 2011, there are 41,286 units outstanding.  The aggregate sales price for such units was $41,286,000.

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

PART I

Item 1.      Business.

General Development of Business and Narrative Description of Business

American Tax Credit Properties L.P. (the "Registrant"), a Delaware limited partnership, was formed on February 12, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  The Local Partnerships hold their respective Properties in fee.  Registrant invested in nineteen such Properties, including one Property that also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code (the “Historic Rehabilitation Tax Credit”).  Registrant considers its activity to constitute a single industry segment.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2011, Registrant owns six of the nineteen Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

Item 1.      Business (Continued).

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a Local Partnership Interest in each of the Local Partnerships.  A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole.  See Item 8 below - Financial Statements and Supplementary Data.

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

It is generally expected, therefore, that in the event a sale of a Property by a Local Partnership can be consummated, the net proceeds of such sale, after repayment of any outstanding debt and other liabilities, are not likely to be significant.  Moreover, a portion of the net proceeds from the sale of a Property by a Local Partnership may be payable to the Local General Partner and/or affiliates thereof for prior operating advances and deferred fees.  As such, there will likely not be significant proceeds, if any, upon a sale of a Property that will be available for distribution by the Local Partnership to Registrant.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  However, it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

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

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse effect on Registrant’s investment in such Local Partnerships.

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

Registrant originally acquired Local Partnership Interests in nineteen Local Partnerships.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2004 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2011, Registrant owns six of the nineteen Local Partnership Interests originally acquired.  Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

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

Although Registrant generally owns a 98.9% to 99% Local Partnership Interest in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"); the ownership percentages of Registrant and ATCP II of Santa Juanita are 34.64% and 64.36%, respectively.  The Local Partnership Interests were acquired by Registrant in 1988 and 1989, with the exception of the Local Partnership Interest in B & V Phase I, Ltd., which was acquired in 1994.

Item 2.      Properties (Continued).

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of the subsidies below).  The subsidy agreements expire at various times.  Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Five Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.  Of the five Local Partnerships noted above, two have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

Item 2.      Properties (Continued).

			Mortgage loans
Name of Local Partnership	Number		payable as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2010		footnotes)

4611 South Drexel Limited Partnership (3), (9) South Drexel Apartments Chicago, Illinois	44	$1,354,968	$--	(3)

B & V, Ltd. (3) Homestead Apartments Homestead, Florida	158	2,050,795	--	(3)

B & V Phase I, Ltd. (3) Gardens of Homestead Homestead, Florida	97	140,000	--	(3)

Blue Hill Housing Limited Partnership (3) Blue Hill Housing Grove Hall, Massachusetts	144	4,506,082	--	(3)

Cityside Apartments, L.P. Cityside Apartments Trenton, New Jersey	126	6,098,988	5,970,916		(1a&c)

Cobbet Hill Associates Limited Partnership (9) Cobbet Hill Apartments Lynn, Massachusetts	117	5,303,771	12,660,960		(1a,b&c)

Dunbar Limited Partnership (4), (7) Spring Grove Apartments Chicago, Illinois	101	1,518,229	--	(4)

Dunbar Limited Partnership No. 2 (4), (7) Park View Apartments Chicago, Illinois	102	1,701,849	--	(4)

Erie Associates Limited Partnership (3) Erie Apartments Springfield, Massachusetts	18	755,737	--	(3)

Federal Apartments Limited Partnership (8) Federal Apartments Fort Lauderdale, Florida	164	2,832,224	5,734,673

Golden Gates Associates (4), (6) Golden Gates Brooklyn, New York	85	879,478	--	(4)

Grove Park Housing, A California Limited Partnership (3) Grove Park Apartments Garden Grove, California	104	1,634,396	--	(3)

Item 2. Properties (Continued).

			Mortgage loans
Name of Local Partnership	Number		payable as of	Subsidy
Name of apartment complex	of rental	Capital	December 31,	(see
Apartment complex location	units	contribution	2010	footnotes)

Gulf Shores Apartments Ltd. Morgan Trace Apartments Gulf Shores, Alabama	50	$352,693	$1,416,118	(1b)

Hilltop North Associates, A Virginia Limited Partnership (3), (9) Hilltop North Apartments Richmond, Virginia	160	1,470,734	-- (3)

Madison-Bellefield Associates Bellefield Dwellings Pittsburgh, Pennsylvania	158	1,047,744	1,766,845	(1a&c)

Pine Hill Estates Limited Partnership (3), (5) Pine Hill Estates Shreveport, Louisiana	110	613,499	-- (3)

Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	313,887 (2)	1,352,101	(1a,b,c&d)

Vista del Mar Limited Dividend Partnership L.P. (9) Vista del Mar Apartments Fajardo, Puerto Rico	152	3,363,345	5,566,410	(1a,b,c&d)

Winnsboro Homes Limited Partnership (3), (5) Winnsboro Homes Winnsboro, Louisiana	50	289,730	-- (3)

		$36,228,149	$34,468,023

(1)		Description of Subsidies:

	(a)	Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

	(b)	The Local Partnership's debt structure includes a principal or interest payment subsidy.

	(c)	The Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

	(d)	The Local Partnership entered into a restructuring agreement of its Section 8 contracts and debt structure under applicable HUD guidelines in 2008.

(2)		Reflects amount attributable to Registrant only.

(3)		The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 in Note 6 to the accompanying financial statements.

Item 2. Properties (Continued).
(4)	The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2010 in Note 6 to the accompanying financial statements.

(5)
Registrant sold its Local Partnership Interest in November 2009 to an affiliate of the Local General Partner.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(6)
Registrant sold its Local Partnership Interest in November 2010 to an affiliate of the Local General Partner.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for the year ended December 31, 2010 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(7)
The Local Partnership sold its underlying Property in December 2010 to an affiliate of the Local General Partner.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for the year ended December 31, 2010 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(8)	Registrant sold its Local Partnership Interest in May 2011 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(9)	Capital contribution includes voluntary advances made by Registrant to the Local Partnership.

Item 3. Legal Proceedings.

None.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  The number of record holders of Units as of May 31, 2011 was approximately 2,020, holding an aggregate of 41,286 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.  The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future.  There were no cash distributions to the Limited Partners during the years ended March 30, 2011 and 2010.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in two closings with aggregate Limited Partners’ capital contributions of $41,286,000.  In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $4,781,000 and established a working capital reserve of approximately $2,271,000.  The remaining net proceeds of approximately $34,234,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code.  The Net Proceeds were utilized in acquiring a Local Partnership Interest in eighteen Local Partnerships.  Registrant utilized reserves of $140,000 to acquire an additional Local Partnership Interest at a later date.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2011, Registrant has cash and cash equivalents, investment in Pemberwick Fund (“Pemberwick”) (a short duration bond fund) and investment in bond totaling $1,416,040, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships.  Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.  In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its Local Partnership Interests.

During the year ended March 30, 2011, Registrant received cash from interest revenue, distributions from Local Partnerships, redemptions from Pemberwick and proceeds in connection with the sale of its Local Partnership Interest in Golden Gates Associates (“Golden Gates”) (see discussion below under Results of Operations and Local Partnership Matters) and utilized cash for operating expenses and investments in Pemberwick and a bond.  Cash and cash equivalents, investment in Pemberwick and investment in bond decreased, in the aggregate, by approximately $435,000 during the year ended March 30, 2011, (which includes unrealized gains on investment in Pemberwick and investment in bond in the aggregate of approximately $18,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.

During the year ended March 30, 2011, the investment in local partnerships increased as a result of Registrant’s equity in the Local Partnerships’ net income for the year ended December 31, 2010 of $112,182.  Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2011 represents accrued management and administration fees.

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

Registrant’s operations for the years ended March 30, 2011, 2010 and 2009 resulted in net losses of $142,859, $181,569 and $455,469, respectively.  The decrease in net loss from fiscal 2010 to 2011 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $56,000, which increase is primarily the result of an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance, (ii) an increase in interest revenue and other income from local partnerships in the aggregate of approximately $46,000 and (iii) a net decrease in operating expenses of approximately $27,000, all partially offset by a decrease in gain on sale of limited partner interests/local partnership properties of approximately $90,000 (see discussion below under Local Partnership Matters).  Other comprehensive income for the year ended March 30, 2011 resulted from unrealized gains on investment in Pemberwick and investment in bond of $14,948 and $2,730, respectively.  The decrease in net loss from fiscal 2009 to 2010 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $74,000, which increase is primarily the result of an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance and (ii) income of approximately $218,000 recognized in fiscal 2010 in connection with Registrant’s sale of its Local Partnership Interests in Pine Hill Estates Limited Partnership and Winnsboro Homes Limited Partnership.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The Local Partnerships’ net income of approximately $2,973,000 for the year ended December 31, 2010 includes gain on sale of property of approximately $6,124,000, depreciation and amortization expense of approximately $3,304,000 and interest on non-mandatory debt of approximately $586,000, and does not include principal payments on permanent mortgages of approximately $702,000.  The Local Partnerships’ net loss of approximately $3,019,000 for the year ended December 31, 2009 includes depreciation and amortization expense of approximately $3,422,000 and interest on non-mandatory debt of approximately $735,000, and does not include principal payments on permanent mortgages of approximately $714,000.  The Local Partnerships’ net loss of approximately $3,624,000 for the year ended December 31, 2008 includes depreciation and amortization expense of approximately $3,346,000 and interest on non-mandatory debt of approximately $645,000, and does not include principal payments on permanent mortgages of approximately $658,000.  The results of operations of the Local Partnerships for the year ended December 31, 2010 are not necessarily indicative of the results that may be expected in future periods.  Income and expense fluctuations over the past three years have resulted from Registrant’s sales of Local Partnership Interests and certain Local Partnerships’ Property sales.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2011, Registrant owns six of the nineteen Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico.  Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”).  The subsidy agreements expire at various times.  Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Five Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.  Of the five Local Partnerships noted above, two have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

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

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

In November 2010, Registrant sold its Local Partnership Interest in Golden Gates to an affiliate of the Local General Partner of Golden Gates for $128,000; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2011.  Registrant’s investment balance in Golden Gates, after cumulative equity losses, became zero during the year ended March 30, 1994.

In December 2010, Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”), which Local Partnerships have the same Local General Partner (the “Dunbar Local General Partner”), sold their underlying Properties to affiliates of the Dunbar Local General Partner.  Although Registrant received no proceeds in connection with the sales, the purchasers agreed to pay Registrant $25,000 each for Dunbar and Dunbar 2 for distributions that were due to Registrant under the terms of the partnership agreements of Dunbar and Dunbar 2.  Accordingly, $50,000 is reflected as due from local partnerships in the accompanying balance sheet of Registrant as of March 30, 2011 and is included in other income from local partnerships in the accompanying statement of operations of Registrant for the year then ended.  Registrant’s investment balance in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively.

In May 2011, Registrant sold its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) to an affiliate of the Local General Partner of Federal for $334,000.  Registrant received a $50,000 nonrefundable deposit in January 2011, which is reflected as deferred revenue in the accompanying balance sheet of Registrant as of March 30, 2011, and the balance in May 2011.  Registrant’s investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997.

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  Registrant does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2010, Cobbet has accumulated over $10,281,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $24,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Registrant’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Off - Balance Sheet Arrangements

Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Limited Partners.

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

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk.  The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, municipal securities risk, liquidity risk, management risk, government security risk and valuation risk.  Typically, when interest rates rise, the market prices of fixed income securities go down.  Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers.  As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers.  These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk (Continued).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties L.P. (the “Partnership”) as of March 30, 2011 and 2010, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years ended March 30, 2011, 2010 and 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2011 and 2010, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years ended March 30, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 28, 2011

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
MARCH 30, 2011 AND 2010

	2011	2010

ASSETS

Cash and liquid investments

Cash and cash equivalents	$154,743	$295,778
Investment in Pemberwick Fund	1,161,425	1,555,638
Investment in bond	99,872

Total cash and liquid investments	1,416,040	1,851,416

Due from local partnerships	50,000
Interest receivable	123
Investment in local partnerships	382,951	270,769

	$1,849,114	$2,122,185

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$92,911	$73,923
Deferred revenue	50,000
Payable to general partner and affiliates	152,528	369,406

	295,439	443,329

Commitments and contingencies

Partners’ equity (deficit)

General partner	(350,341)	(348,912)
Limited partners (41,286 units of limited partnership interest outstanding)	1,886,338	2,027,768
Accumulated other comprehensive income	17,678

	1,553,675	1,678,856

	$1,849,114	$2,122,185

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	2011	2010	2009

REVENUE

Interest	$27,209	$2,750	$19,277
Other income from local partnerships	57,393	36,221	31,221

TOTAL REVENUE	84,602	38,971	50,498

EXPENSES

Administration fees - affiliate	163,371	183,723	183,723
Management fee - affiliate	175,466	175,466	175,466
Professional fees	59,225	81,492	73,913
State of New Jersey filing fees	41,599	39,002	42,158
Printing, postage and other	27,982	14,939	12,783

TOTAL EXPENSES	467,643	494,622	488,043

	(383,041)	(455,651)	(437,545)

Equity in income (loss) of investment in local partnerships	112,182	56,282	(17,924)

Loss prior to gain on sale of limited partner interests/local partnership properties	(270,859)	(399,369)	(455,469)

Gain on sale of limited partner interests/local partnership properties	128,000	217,800

NET LOSS	(142,859)	(181,569)	(455,469)

Other comprehensive income	17,678

COMPREHENSIVE LOSS	$(125,181)	$(181,569)	$(455,469)

NET LOSS ATTRIBUTABLE TO

General partner	$(1,429)	$(1,816)	$(4,555)
Limited partners	(141,430)	(179,753)	(450,914)

	$(142,859)	$(181,569)	$(455,469)

NET LOSS per unit of limited partnership interest (41,286 units of limited partnership interest)	$(3.43)	$(4.35)	$(10.92)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	General Partner	Limited Partners	Accumulated Other Comprehensive Income		Total

Partners' equity (deficit), March 30, 2008	$(342,541)	$2,658,435	$		$2,315,894

Net loss	(4,555)	(450,914)			(455,469)

Partners' equity (deficit), March 30, 2009	(347,096)	2,207,521			1,860,425

Net loss	(1,816)	(179,753)			(181,569)

Partners' equity (deficit), March 30, 2010	(348,912)	2,027,768			1,678,856

Net loss	(1,429)	(141,430)			(142,859)

Other comprehensive income				17,678	17,678

Partners' equity (deficit), March 30, 2011	$(350,341)	$1,886,338		$17,678	$1,553,675

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$30,884	$2,750	$19,277
Cash paid for
Administration fees	(298,903)	(25,506)	(181,686)
Management fee	(256,812)	(50,000)	(175,466)
Professional fees	(68,027)	(88,144)	(78,390)
State of New Jersey filing fee	(16,684)	(40,384)	(52,011)
Printing, postage and other expenses	(25,107)	(19,270)	(36,783)

Net cash used in operating activities	(634,649)	(220,554)	(505,059)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(118,727)	(1,556,555)
Redemptions from Pemberwick Fund	527,888	917
Investment in bond	(100,940)
Distributions received from local partnerships	7,393	36,221	31,221
Deposit received in connection with sale of limited partner interests/local partnership properties	50,000
Proceeds in connection with sale of limited partner interests/local partnership properties	128,000	217,800

Net cash provided by (used in) investing activities	493,614	(1,301,617)	31,221

Net decrease in cash and cash equivalents	(141,035)	(1,522,171)	(473,838)

Cash and cash equivalents at beginning of year	295,778	1,817,949	2,291,787

CASH AND CASH EQUIVALENTS AT END OF YEAR	$154,743	$295,778	$1,817,949

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain on investment in Pemberwick Fund	$14,948

Unrealized gain on investment in bond	$2,730

Increase in due from local partnerships included in other income from local partnerships	$50,000

See reconciliation of net loss to net cash used in operating activities on page 23.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	2011	2010	2009

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(142,859)	$(181,569)	$(455,469)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(112,182)	(56,282)	17,924
Gain on sale of limited partner interests/local partnership properties	(128,000)	(217,800)
Other income from local partnerships	(57,393)	(36,221)	(31,221)
Accrued interest purchased at date of investment in bond	1,750
Amortization of premium on investment in bond	2,048
Increase in interest receivable	(123)
Increase (decrease) in accounts payable and accrued expenses	18,988	(12,365)	(38,330)
Increase (decrease) in payable to general partner and affiliates	(216,878)	283,683	2,037

NET CASH USED IN OPERATING ACTIVITIES	$(634,649)	$(220,554)	$(505,059)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2011, 2010 AND 2009

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties L.P. (the "Partnership") was formed on February 12, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act.  There was no operating activity until admission of the limited partners (the “Limited Partners”) on August 19, 1988.  The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  In addition, the Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code.  Such interests were acquired in 1988, 1989 and 1994.  Richman Tax Credit Properties L.P. (the "General Partner") was formed on February 10, 1988 to act as the General Partner of the Partnership.

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

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because the Partnership is not considered the primary beneficiary.  The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the local general partners (the “Local General Partners”).  In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success.

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
MARCH 30, 2011, 2010 AND 2009

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are stated at cost, which approximates market value.

Fair Value Measurements

ASC Topic 820 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

●	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates andyield curves that are observable at commonly quoted intervals; and

●	Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (”Pemberwick”), an investment grade institutional short duration bond fund, at estimated fair value.  Realized capital gains (losses) are included in (offset against) interest revenue.  Investment in Pemberwick is classified as available-for-sale and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

Investment in Bond

Investment in bond is classified as available-for-sale and represents an investment that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity.  Any decision to sell such investment would be based on various factors, including significant movements in interest rates and liquidity needs.  Investment in bond is carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners’ equity (deficit).

The premium on investment in bond is amortized using the effective yield method over the life of the investment.  The amortized premium offsets interest revenue.  Realized gain (loss) on redemption or sale of investment in bond is included in, or offset against, interest revenue on the basis of the adjusted cost of the investment at the date of redemption or sale.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

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

As of March 30, 2011, the Partnership has $154,743 in cash and cash equivalents.  Of such amount, $107,371 is held in accounts at two financial institutions in which all non-interest bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and the aggregate of all other accounts at each institution is insured up to $250,000 by the FDIC.  The entire amount is FDIC insured as of March 30, 2011.  The remaining $47,372 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value.  Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal.  In selecting portfolio securities for Pemberwick, the investment advisor of Pemberwick (the "Advisor") will select investments so that approximately 90% of Pemberwick’s assets will be rated "A" or better by a nationally recognized statistical rating organization ("NRSRO") such as Moody's Investor Services, Inc. ("Moody's") and/or by Standard & Poor's Financial Services, LLC ("S&P") or, if a rating is not available, deemed to be of comparable quality by the Advisor.  It is anticipated that approximately 95% or more of Pemberwick’s assets (excluding floating rate or fixed to float securities issued by banking institutions having assets in excess of $200 billion) will be rated "AA" or better by an NRSRO or, if a rating is not available, deemed to be of comparable quality by the Advisor.  In executing this strategy, as of March 30, 2011 approximately 57% of Pemberwick’s assets have a duration of 90 days or less or are securities with LIBOR based floating rates.  The weighted average duration of Pemberwick’s assets is approximately 2.5 years as of March 30, 2011.  Redemptions from Pemberwick are immediately liquid and unrestricted.  Pemberwick’s net asset value ("NAV") is $10.14 and $10.00 per share as of March 30, 2011 and 2010, respectively.  The Partnership’s investment in Pemberwick as of March 30, 2011 and 2010 is $1,161,425 and $1,555,638, respectively.  The unrealized gain of $14,948 as of March 30, 2011 is included as a component of accumulated other comprehensive income in the accompanying financial statements as of and for the year ended March 30, 2011.  There was no unrealized gain or loss as of March 30, 2010.  The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

4.	Investment in Pemberwick Fund (Continued)

The Advisor is an affiliate of the General Partner.  For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $2,184 and $234 from the Partnership’s investment in Pemberwick for the years ended March 30, 2011 and 2010, respectively.  The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its management and administration fees (see Note 7) payable from the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

5.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying balance sheet as of March 30, 2011 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).  The unrealized gain of $2,730 is included as a component of accumulated other comprehensive income in the accompanying financial statements as of and for the year ended March 30, 2011.

As of March 30, 2011, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$97,142	$2,730	$--	$99,872

6.	Investment in Local Partnerships

As of March 30, 2011, the Partnership owns a Local Partnership Interest in the following Local Partnerships:

1.	Cityside Apartments, L.P. (“Cityside”)*;
2.	Cobbet Hill Associates Limited Partnership (“Cobbet”)*;
3.	Federal Apartments Limited Partnership (“Federal”);
4.	Gulf Shores Apartments Ltd.;
5.	Madison-Bellefield Associates (“Madison-Bellefield”);
6.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”); and
7.	Vista del Mar Limited Dividend Partnership L.P.

*Affiliates of the General Partner are a general partner of and/or provide services to the Local Partnership.

Although the Partnership generally owns a 98.9% to 99% Local Partnership Interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in Santa Juanita; the ownership percentages of the Partnership and ATCP II of Santa Juanita are 34.64% and 64.36%, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico.  The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations.  Under the terms of each of the Local Partnership’s partnership agreements, as of March 30, 2011 the Partnership is committed to make capital contributions in the aggregate of $36,228,149, which includes Advances to certain Local Partnerships and all of which has been paid.  As of December 31, 2010, the Local Partnerships have outstanding mortgage loans payable totaling approximately $34,468,000 and accrued interest payable on such loans totaling approximately $14,517,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1).  The amount of such excess losses applied to other partners' capital was $2,873,786, $3,007,303 and $3,519,891 for the years ended December 31, 2010, 2009 and 2008, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

The difference between the Partnership’s investment in local partnerships as of March 30, 2011 and 2010 and the amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 herein Note 6 represents cumulative carrying value adjustments made by the Partnership (see Note 1) in the amount of $596,586.

In November 2010, the Partnership sold its Local Partnership Interest in Golden Gates Associates (“Golden Gates”) to an affiliate of the Local General Partner of Golden Gates for $128,000; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2011.  The Partnership’s investment balance in Golden Gates, after cumulative equity losses, became zero during the year ended March 30, 1994.

In December 2010, Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”), which Local Partnerships have the same Local General Partner (the “Dunbar Local General Partner”), sold their underlying Properties to affiliates of the Dunbar Local General Partner.  In connection with the sales, Dunbar and Dunbar 2 recognized a combined gain of $5,594,810, which is reflected as gain on sale of property in the accompanying statement of operations of the Local Partnerships for the year ended December 31, 2010 herein Note 6.  Although the Partnership received no proceeds in connection with the sales, the purchasers agreed to pay the Partnership $25,000 each for Dunbar and Dunbar 2 for distributions that were due to the Partnership under the terms of the partnership agreements of Dunbar and Dunbar 2.  Accordingly, $50,000 is reflected as due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2011 and is included in other income from local partnerships in the accompanying statement of operations of the Partnership for the year then ended (see Note 1).  The Partnership’s investment balance in Dunbar and Dunbar 2, after cumulative equity losses, became zero during the years ended March 30, 1998 and 1997, respectively.

In November 2009, the Partnership sold its Local Partnership Interests in Pine Hill Estates Limited Partnership (“Pine Hill”) and Winnsboro Homes Limited Partnership (“Winnsboro”) to affiliates of the Local General Partners of Pine Hill and Winnsboro for a cumulative price of $217,800.  Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010.  The Partnership’s investment balances in Pine Hill and Winnsboro, after cumulative equity losses, became zero during the years ended March 30, 1997 and 1998, respectively.

In May 2011, the Partnership sold its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) to an affiliate of the Local General Partner of Federal for $334,000.  The Partnership received a $50,000 nonrefundable deposit in January 2011, which is reflected as deferred revenue in the accompanying balance sheet of the Partnership as of March 30, 2011, and the balance in May 2011.  The Partnership’s investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  The Partnership does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2010, Cobbet has accumulated over $10,281,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $24,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Cumulative Advances made by the Partnership to Cobbet as of March 30, 2011 and 2010 total $392,829, none of which were made during the three year period ended March 30, 2011.  Such Advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.     The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

The equity in income recognized by the Partnership for the years ended March 30, 2011 and 2010 in connection with Madison-Bellefield represents more than 20% of the Partnership’s net loss for such years.  The following financial information represents certain balance sheet and operating statement data of Madison-Bellefield as of and for the years ended December 31, 2010 and 2009:

	2010	2009

Total assets	$2,226,380	$2,384,770

Total liabilities	$1,849,453	$2,121,157

Revenue	$1,468,351	$1,402,980

Net income	$113,314	$56,850

The combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2010, 2009 and 2008 are reflected on pages 30 and 31, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 are as follows:

	2010	2009

ASSETS

Cash and cash equivalents	$245,508	$779,375
Rents receivable	78,090	97,266
Escrow deposits and reserves	2,245,359	3,854,262
Land	2,128,231	2,406,862
Buildings and improvements (net of accumulated depreciation of $46,165,125 and $58,615,916)	14,852,647	22,604,712
Intangible assets (net of accumulated amortization of $480,931 and $504,340)	469,462	621,561
Other assets	579,318	535,269

	$20,598,615	$30,899,307

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$627,146	$1,121,812
Due to related parties	3,420,766	4,143,753
Mortgage loans	34,468,023	49,482,089
Notes payable	1,208,205	1,301,342
Accrued interest	14,517,093	14,975,202
Other liabilities	144,632	235,528

	54,385,865	71,259,726

Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	19,052,362	23,104,418
Cumulative loss	(18,072,825)	(22,237,063)

	979,537	867,355
General partners and other limited partners
Capital contributions, net of distributions	898,477	919,795
Cumulative loss	(35,665,264)	(42,147,569)

	(34,766,787)	(41,227,774)

	(33,787,250)	(40,360,419)

	$20,598,615	$30,899,307

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

REVENUE

Rental	$10,756,948	$11,431,839	$11,210,753
Interest and other	915,864	272,470	238,868

TOTAL REVENUE	11,672,812	11,704,309	11,449,621

EXPENSES

Administrative	2,397,258	2,525,280	2,570,853
Utilities	1,324,839	1,381,485	1,387,111
Operating and maintenance	3,290,934	2,865,897	3,225,325
Taxes and insurance	925,718	1,045,516	1,058,450
Financial	3,052,201	3,483,214	3,485,837
Depreciation and amortization	3,304,169	3,421,887	3,345,616

TOTAL EXPENSES	14,295,119	14,723,279	15,073,192

Loss from operations before gain on sale of property	(2,622,307)	(3,018,970	(3,623,571)

Gain on sale of property	5,594,810

NET INCOME (LOSS)	$2,972,503	$(3,018,970)	$(3,623,571)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties L.P.	$112,182	$56,282	$(17,924)
General partners and other limited partners (includes Partnership loss in excess of investment of $2,873,786, $3,007,303 and $3,519,891)	2,860,321	(3,075,252)	(3,605,647)

	$2,972,503	$(3,018,970)	$(3,623,571)

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2011 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2010	Partnership's equity in income for the year ended March 30, 2011		Cash distributions received during the year ended March 30, 2011		Cash distributions classified as other income during the year ended March 30, 2011	Investment in Local Partnership balance as of March 30, 2011

Cityside Apartments, L.P.	$--	$--	(1)	$--		$--	$--
Cobbet Hill Associates Limited Partnership	--	--	(1)	--		--	--
Dunbar Limited Partnership	--	--	(1)	(25,000	) (2)	25,000	--
Dunbar Limited Partnership No. 2	--	--	(1)	(25,000	) (2)	25,000	--
Federal Apartments Limited Partnership	--	--	(1)	(5,000)		5,000	--
Golden Gates Associates	--	--	(1)	--		--	--
Gulf Shores Apartments Ltd.	--	--	(1)	--		--	--
Madison-Bellefield Associates	270,769	112,182		--		--	382,951
Santa Juanita Limited Dividend Partnership L.P.	--	--	(1)	--		--	--
Vista del Mar Limited Dividend Partnership L.P.	--	--	(1)	(2,393)		2,393	--

	$270,769	$112,182		$(57,393)		$57,393	$382,951

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

(2)	Included in due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2011.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2010 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2009	Partnership's equity in income for the year ended March 30, 2010		Cash distributions received during the year ended March 30, 2010	Cash distributions classified as other income during the year ended March 30, 2010	Investment in Local Partnership balance as of March 30, 2010

Cityside Apartments, L.P.	$--	$--	(1)	$--	$--	$--
Cobbet Hill Associates Limited Partnership	--	--	(1)	--	--	--
Dunbar Limited Partnership	--	--	(1)	--	--	--
Dunbar Limited Partnership No. 2	--	--	(1)	--	--	--
Federal Apartments Limited Partnership	--	--	(1)	--	--	--
Golden Gates Associates	--	--	(1)	--	--	--
Gulf Shores Apartments Ltd.	--	--	(1)	(2,500)	2,500	--
Madison-Bellefield Associates	214,487	56,282		--	--	270,769
Pine Hill Estates Limited Partnership	--	--	(1)	(2,500)	2,500	--
Santa Juanita Limited Dividend Partnership L.P.	--	--	(1)	--	--	--
Vista del Mar Limited Dividend Partnership L.P.	--	--	(1)	(28,721)	28,721	--
Winnsboro Homes Limited Partnership	--	--	(1)	(2,500)	2,500	--

	$214,487	$56,282		$(36,221)	$36,221	$270,769

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Property information for each Local Partnership as of December 31, 2010 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

Cityside Apartments, L.P.	$5,970,916	$131,591	$14,008,843	$(10,636,810)
Cobbet Hill Associates Limited Partnership	12,660,960	504,683	17,312,082	(13,547,816)
Federal Apartments Limited Partnership	5,734,673	279,750	9,104,769	(6,994,603)
Gulf Shores Apartments Ltd.	1,416,118	172,800	1,802,416	(1,436,781)
Madison-Bellefield Associates	1,766,845	245,000	6,313,697	(4,719,000)
Santa Juanita Limited Dividend Partnership L.P.	1,352,101	228,718	2,558,702	(1,893,585)
Vista del Mar Limited Dividend Partnership L.P.	5,566,410	565,689	9,917,263	(6,936,530)

	$34,468,023	$2,128,231	$61,017,772	$(46,165,125)

Property information for each Local Partnership as of December 31, 2009 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

Cityside Apartments, L.P.	$6,215,599	$131,591	$14,008,843	$(10,124,521)
Cobbet Hill Associates Limited Partnership	12,818,125	504,683	17,209,417	(12,863,704)
Dunbar Limited Partnership	4,892,499	117,126	7,307,029	(4,911,808)
Dunbar Limited Partnership No. 2	5,227,689	131,920	7,593,407	(5,337,424)
Federal Apartments Limited Partnership	5,756,282	279,750	9,096,875	(6,652,119)
Golden Gates Associates	4,212,731	29,585	6,009,830	(4,552,173)
Gulf Shores Apartments Ltd.	1,425,518	172,800	1,802,416	(1,370,053)
Madison-Bellefield Associates	1,987,478	245,000	6,188,464	(4,503,411)
Santa Juanita Limited Dividend Partnership L.P.	1,364,786	228,718	2,494,614	(1,795,971)
Vista del Mar Limited Dividend Partnership L.P.	5,581,382	565,689	9,509,733	(6,504,732)

	$49,482,089	$2,406,862	$81,220,628	$(58,615,916)

The summary of property activity during the year ended December 31, 2010 is as follows:
	Balance as of December 31, 2009	Net change during the year ended December 31, 2010	Balance as of December 31, 2010

Land	$2,406,862	$(278,631)	$2,128,231
Buildings and improvements	81,220,628	(20,202,856)	61,017,772

	83,627,490	(20,481,487)	63,146,003
Accumulated depreciation	(58,615,916)	12,450,791	(46,165,125)

	$25,011,574	$(8,030,696)	$16,980,878

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

7.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) in the maximum amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership, subject to adjustment under the terms of the Partnership Agreement.  The Partnership incurred a Management Fee of $175,466 for each of the three years in the period ended March 30, 2011.  Unpaid Management Fees in the amount of $87,987 and $169,333 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2011 and 2010, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership.  Pursuant to an agreement with the General Partner, the Partnership incurs an annual administration fee (the "Administration Fee") in the maximum amount of $152,758 and an annual additional administration fee (the “Additional Administration Fee”) in the maximum amount of $30,965 for administrative services provided to the Partnership, subject to adjustment under the terms of the Partnership Agreement.  The Partnership incurred an Administration Fee of $152,758 for each of the three years in the period ended March 30, 2011 and an Additional Administration Fee in the amounts of $10,613, $30,965 and $30,965 for the years ended March 30, 2011, 2010 and 2009, respectively.  Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations.  Unpaid Administration Fees in the amount of $64,541 and $200,073 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2011 and 2010, respectively.

For the years ended December 31, 2010, 2009 and 2008, Cityside paid and/or incurred the following amounts to an affiliate of the General Partner in connection with services provided to Cityside:

	2010		2009		2008
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$80,609	$87,639	$89,329	$100,947	$91,139	$93,015

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

8.	Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2011, 2010 and 2009 to the tax return income (loss) for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2011	2010	2009

Financial statement net loss for the years ended March 30, 2011, 2010 and 2009	$(142,859)	$(181,569)	$(455,469)

Add (less) net transactions occurring between
January 1, 2008 to March 30, 2008	--	--	(126,095)
January 1, 2009 to March 30, 2009	--	(112,288)	112,288
January 1, 2010 to March 30, 2010	(118,151)	118,151	--
January 1, 2011 to March 30, 2011	110,315	--	--

Adjusted financial statement net loss for the years ended December 31, 2010, 2009 and 2008	(150,695)	(175,706)	(469,276)

Adjustment to Management Fees and Administration Fees pursuant to Internal Revenue Code Section 267	(196,452)	(52,036)	334,735

Differences arising from equity in income (loss) of investment in local partnerships	3,705,005	(1,615,979)	(2,228,519)

Differences in gain (loss) on sale of limited partner interests/local partnership properties	3,646,206	2,340,588	(668,278)

Other income from local partnerships	(62,073)	(57,762)	(5,000)

Interest on Advance to Local Partnership recorded for tax purposes	5,743	31,552	--

Nondeductible flow-through expenses	--	99	50

Other differences	4,054	(818)	5,240

Tax return income (loss) for the years ended December 31, 2010, 2009 and 2008	$6,951,788	$469,938	$(3,031,048)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2010 and 2009 are as follows:

	2010	2009

Investment in local partnerships - financial reporting	$382,951	$270,769
Investment in local partnerships - tax	(25,757,681)	(33,168,574)

	$26,140,632	$33,439,343

Payable to general partner and affiliates in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

9.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Interest Receivable

The carrying amount approximates fair value due to the terms of the underlying investment.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Tax concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2011.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Registrant has no officers or directors.  The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business.  The responsibilities of the General Partner are currently carried out by Richman Tax.  The executive officers and director of Richman Tax are:

Served in present
Name	capacity since1	Position held

Richard Paul Richman	February 10, 1988	Director
David A. Salzman	February 2, 2001	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	February 10, 1988	Secretary
Charles L. Krafnick	February 1, 2001	Assistant Treasurer

1Director holds office until his successor is elected and qualified.  All officers serve at the pleasure of the Director.

Richard Paul Richman, age 63, is the sole Director of Richman Tax.  Mr. Richman is the Chairman and a stockholder of Richman Group.  Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and a general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax and the general partner of Wilder Richman Historic Properties II, L.P., the sole director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., the sole director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 50, is the President of Richman Tax and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 50, is a Vice President and the Treasurer of Richman Tax.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax.  Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 55, is the Secretary of Richman Tax and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 49, is the Assistant Treasurer of Richman Tax and is the Assistant Treasurer of Richman Group.  Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.  Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Tax and did not pay any such compensation during the year ended March 30, 2011 or during the prior two fiscal years.  During the year ended March 30, 2011 and during the prior two fiscal years, Richman Tax did not pay any compensation to any of its officers or its director.  The director and certain officers of Richman Tax receive compensation from certain affiliates of Richman Tax for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Partnership Agreement, Registrant has entered into certain arrangements with the General Partner and certain of its affiliates which provide for compensation to be paid to the General Partner and certain of its affiliates.  See Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068, are the owners of 4,617 Units, representing approximately 11.18% of all such Units.  As of May 31, 2011, no person or entity, other than Prizm Investments and certain affiliates thereof, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Tax nor the director or any officer of Richman Tax own any Units.  Richman Tax is wholly-owned by Richard Paul Richman.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein.  Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2012.

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

Indebtedness of Management

No officer or director of Richman Tax or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2011 and 2010.

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

Item 14.    Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2011 and 2010:

	2011	2010

Audit Fees	$39,825	$39,825
Audit-Related Fees	--	--
Tax Fees	$13,814	$13,275
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in fiscal 2011 and 2010.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee.

The Audit Committee approved all fiscal 2011 and 2010 principal accountant fees and services.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

See Item 8 - Financial Statements and Supplementary Data.

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

45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties L.P.,
General Partner

By: Richman Tax Credit Properties Inc.,
general partner

Dated: June 28, 2011	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 28, 2011	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 28, 2011
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 28, 2011
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Director of the general partner of the	June 28, 2011
(Richard Paul Richman)	General Partner