Form 10-Q
period 2011-06-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2011-08-10
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2011

OR

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from___________ to ___________

Commission File Number: 0-17619

American Tax Credit Properties L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3458875
(State or Other Jurisdiction of Organization)	(I.R.S. Employer Incorporation or Identification No.)

Richman Tax Credit Properties L.P.
340 Pemberwick Road
Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (203) 869-0900

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

Yes  ☐  No  ☒

As of August 10, 2011, there are 41,286 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Table of Contents
		Page

Item 1.	Financial Statements.

	Balance Sheets	3

	Statements of Operations	4

	Statements of Cash Flows	5

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	13

Item 4.	Controls and Procedures.	13

Item 4T.	Internal Control Over Financial Reporting.	14

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2011	2011

ASSETS

Cash and liquid investments

Cash and cash equivalents	$252,973	$154,743
Investment in Pemberwick Fund	1,162,209	1,161,425
Investment in bond	96,005	99,872

Total cash and liquid investments	1,511,187	1,416,040

Due from local partnerships	74,750	50,000
Prepaid expenses	11,544
Interest receivable	2,317	123
Investment in local partnerships	407,145	382,951

	$2,006,943	$1,849,114

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$16,053	$92,911
Deferred revenue		50,000
Payable to general partner and affiliates	216,652	152,528

	232,705	295,439

Commitments and contingencies

Partners' equity (deficit)

General partner	(348,068)	(350,341)
Limited partners (41,286 units of limited partnership interest outstanding)	2,111,330	1,886,338
Accumulated other comprehensive income, net	10,976	17,678

	1,774,238	1,553,675

	$2,006,943	$1,849,114

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

REVENUE

Interest	$5,833	$4,415
Other income from local partnerships		4,893

TOTAL REVENUE	5,833	9,308

EXPENSES

Administration fees	33,878	45,931
Management fee	32,355	43,867
Professional fees	15,979	13,876
State of New Jersey filing fee	11,544	11,655
Printing, postage and other	3,659	8,353

TOTAL EXPENSES	97,415	123,682

	(91,582)	(114,374)

Equity in income of investment in local partnerships	24,194	7,941

Loss prior to gain on sale of limited partner interests/local partnership properties	(67,388)	(106,433)

Gain on sale of limited partner interests/local partnership properties	358,750

NET INCOME (LOSS)	291,362	(106,433)

Other comprehensive loss	(6,702)	(4,725)

COMPREHENSIVE INCOME (LOSS)	$284,660	$(111,158)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$2,914	$(1,064)
Limited partners	288,448	(105,369)

	$291,362	$(106,433)

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)	$6.99	$(2.55)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$4,253	$4,078
Cash paid for
Administration fees	(2,109)	(2,122)
Professional fees	(49,483)	(56,313)
State of New Jersey filing fee	(62,475)	(16,684)
Printing, postage and other expenses	(7,626)	(7,504)

Net cash used in operating activities	(117,440)	(78,545)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(4,233)	(3,613)
Proceeds in connection with sale of limited partner interests/local partnership properties	284,000
Investment in bond		(100,940)
Distributions received from local partnerships		4,893

Net cash provided by (used in) investing activities	279,767	(99,660)

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(64,097)

Net cash used in financing activities	(64,097)

Net increase (decrease) in cash and cash equivalents	98,230	(178,205)

Cash and cash equivalents at beginning of period	154,743	295,778

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252,973	$117,573

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Decrease in deferred revenue in connection with sale of limited partner interests/local partnership properties	$50,000

Increase in due from local partnerships in connection with sale of limited partner interests/local partnership properties	$24,750

Unrealized loss on investment in Pemberwick Fund	$3,449	$3,110

Unrealized loss on investment in bond	$3,253	$1,615

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$291,362	$(106,433)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(24,194)	(7,941)
Gain on sale of limited partner interests/local partnership properties	(358,750)
Other income from local partnerships		(4,893)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	614	205
Increase in interest receivable	(2,194)	(2,292)
Increase in prepaid expenses	(11,544)
Decrease in accounts payable and accrued expenses	(76,858)	(46,617)
Increase in due to general partner and affiliates	64,124	87,676

NET CASH USED IN OPERATING ACTIVITIES	$(117,440)	$(78,545)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2011
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2011 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended June 29, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in nineteen Local Partnerships representing capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of June 29, 2011, the Partnership holds a Local Partnership Interest in six Local Partnerships.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the three months ended June 29, 2011, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2011	$382,951

Equity in income of investment in local partnerships	24,194	*

Investment in local partnerships as of June 29, 2011	$407,145

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

In May 2011, the Partnership sold its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) to an affiliate of the Local General Partner of Federal for $334,000, which is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the three months ended June 29, 2011.  The Partnership received a $50,000 nonrefundable deposit in January 2011, which is reflected as deferred revenue in the accompanying unaudited balance sheet as of March 30, 2011, and $284,000 in May 2011.  The Partnership’s investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997.

During the year ended March 30, 2007, the Property owned by 4611 South Drexel Limited Partnership, one of the Partnership’s Local Partnership Interests, was sold.  In connection with the sale, the parties established an escrow (the “Escrow”) to provide for the potential payment of certain contingencies related to the sale.  In July 2011, the Partnership received $24,750 upon release of the Escrow; such amount is included in due from local partnerships in the accompanying unaudited balance sheet as of June 29, 2011 and in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the three months then ended.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2011
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

In December 2010, Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”), which Local Partnerships have the same Local General Partner (the “Dunbar Local General Partner”), sold their underlying Properties to affiliates of the Dunbar Local General Partner.  During the three months ended June 29, 2011, the Partnership paid $64,097 in withholding tax to the state in which the Properties owned by Dunbar and Dunbar 2 are located on behalf of the Partnership’s partners.  Such amount is reflected as distributions to partners in the accompanying financial statements as of and for the three months ended June 29, 2011.

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  The Partnership does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2010, Cobbet has accumulated over $10,281,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $24,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Cumulative voluntary advances made by the Partnership to Cobbet as of June 29, 2011 total $392,829, none of which were made during the three months then ended.  Such voluntary advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.  The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (“Pemberwick”) at estimated fair value.  The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  Pemberwick’s net asset value (“NAV”) is $10.11 per share as of June 29, 2011.  An unrealized gain of $11,499 is included as a component of accumulated other comprehensive income, net in the accompanying unaudited balance sheet as of June 29, 2011.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheets at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 3).  An unrealized loss of $523 is included as a component of accumulated other comprehensive income, net in the accompanying unaudited balance sheet as of June 29, 2011.

  AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2011
(UNAUDITED)

4.	Investment in Bond (Continued)

As of June 29, 2011, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$96,528	$--	$(523)	$96,005

5.	Additional Information

Additional information, including the audited March 30, 2011 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2011 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2011, American Tax Credit Properties L.P. (the “Registrant”) experienced a significant change in financial condition as compared to March 30, 2011 primarily as the result of proceeds received in connection with the sale of its limited partner interest (the “Local Partnership Interest”) in Federal Apartments Limited Partnership (“Federal”) (see discussion below under Results of Operations and Local Partnership Matters).  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the three months ended June 29, 2011, Registrant received cash from interest revenue and proceeds in connection with the sale of its Local Partnership Interest in Federal and utilized cash for operating expenses, withholding taxes paid on behalf of the partners (see discussion below under Local Partnership Matters) and investments in Pemberwick Fund (“Pemberwick”).  Cash and cash equivalents, investment in Pemberwick and investment in bond increased, in the aggregate, by approximately $95,000 during the three months ended June 29, 2011 (which includes unrealized losses on investment in Pemberwick and investment in bond in the aggregate of approximately $7,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the three months ended June 29, 2011, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the three months ended March 31, 2011 of $24,194.  Payable to general partner and affiliates represents accrued administration and management fees in the accompanying unaudited balance sheet as of June 29, 2011.

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

Registrant’s operations for the three months ended June 29, 2011 and 2010 resulted in net income (loss) of $291,362 and $(106,433), respectively.  The increase in net income from fiscal 2010 to fiscal 2011 is primarily attributable to (i) gains of $334,000 and approximately $25,000 recognized in fiscal 2011 in connection with Registrant’s sale of its Local Partnership Interest in Federal and the release of an escrow established in connection with the fiscal 2007 sale of the Property owned by 4611 South Drexel Limited Partnership (“South Drexel”), respectively, (see discussion below under Local Partnership Matters), (ii) a decrease in operating expenses of approximately $26,000 and (iii) an increase in equity in income of investment in local partnerships of approximately $16,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive loss for the three months ended June 29, 2011 resulted from unrealized losses on investment in Pemberwick and investment in bond of $3,449 and $3,253, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of August 2011, Registrant owns six of the nineteen Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In May 2011, Registrant sold its Local Partnership Interest in Federal to an affiliate of the Local General Partner of Federal for $334,000, which is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the three months ended June 29, 2011.  Registrant received a $50,000 nonrefundable deposit in January 2011, which is reflected as deferred revenue in the accompanying unaudited balance sheet as of March 30, 2011, and $284,000 in May 2011.  Registrant’s investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the year ended March 30, 2007, the Property owned by South Drexel, one of Registrant’s Local Partnership Interests, was sold.  In connection with the sale, the parties established an escrow (the “Escrow”) to provide for the potential payment of certain contingencies related to the sale.  In July 2011, Registrant received $24,750 upon release of the Escrow; such amount is included in due from local partnerships in the accompanying unaudited balance sheet as of June 29, 2011 and in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the three months then ended.

In December 2010, Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”), which Local Partnerships have the same Local General Partner (the “Dunbar Local General Partner”), sold their underlying Properties to affiliates of the Dunbar Local General Partner.  During the three months ended June 29, 2011, Registrant paid $64,097 in withholding tax to the state in which the Properties owned by Dunbar and Dunbar 2 are located on behalf of Registrant’s partners.  Such amount is reflected as distributions to partners in the accompanying financial statements as of and for the three months ended June 29, 2011.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 4.  Controls and Procedures (Continued).

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2011.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.    Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2011.

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins XBRL Instance
Exhibit 101.xsd XBRL Schema
Exhibit 101.cal XBRL Calculation
Exhibit 101.def XBRL Definition
Exhibit 101.lab XBRL Label
Exhibit 101.pre XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties L.P.,
General Partner

By:Richman Tax Credit Properties Inc.,
general partner

Dated: August 10, 2011	/s/David Salzman
By:David Salzman
Chief Executive Officer

Dated: August 10, 2011	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: August 10, 2011	/s/Richard Paul Richman
By:Richard Paul Richman
Director