Form 10-Q
period 2011-09-29
AMERICAN TAX CREDIT PROPERTIES LP
filed 2011-11-03
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2011

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

Yes    X    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer        Smaller Reporting Company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   X

As of November 3, 2011, there are 41,286 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

Table of Contents
Page

Item 1. Financial Statements.

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosure About Market Risk.	13

Item 4. Controls and Procedures.	14

Item 4T. Internal Control Over Financial Reporting.	14

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2011	2011

ASSETS

Cash and liquid investments

Cash and cash equivalents	$259,364	$154,743
Investment in Pemberwick Fund	1,141,102	1,161,425
Investment in bond	91,000	99,872

Total cash and liquid investments	1,491,466	1,416,040

Due from local partnerships	50,000	50,000
Interest receivable	99	123
Investment in local partnerships	472,322	382,951

	$2,013,887	$1,849,114

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$25,616	$92,911
Deferred revenue		50,000
Payable to general partner and affiliates	272,145	152,528

	297,761	295,439

Commitments and contingencies

Partners' equity (deficit)

General partner	(348,401)	(350,341)
Limited partners (41,286 units of limited partnership interest outstanding)	2,078,360	1,886,338
Accumulated other comprehensive income (loss)	(13,833)	17,678

	1,716,126	1,553,675

	$2,013,887	$1,849,114

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2011 AND 2010
(UNAUDITED)

	Three Months Ended September 29, 2011	Six Months Ended September 29, 2011	Three Months Ended September 29, 2010	Six Months Ended September 29, 2010

REVENUE

Interest	$922	$6,755	$7,129	$11,544
Other income from local partnerships				4,893

TOTAL REVENUE	922	6,755	7,129	16,437

EXPENSES

Administration fees	30,591	64,469	45,931	91,862
Management fee	29,216	61,571	43,867	87,734
Professional fees	22,378	38,357	14,494	28,370
State of New Jersey filing fee	11,544	23,088	11,655	23,310
Printing, postage and other	5,673	9,332	3,253	11,606

TOTAL EXPENSES	99,402	196,817	119,200	242,882

	(98,480)	(190,062)	(112,071)	(226,445)

Equity in income of investment in local partnerships	65,177	89,371	40,628	48,569

Loss prior to gain on sale of limited partner interests/local partnership properties	(33,303)	(100,691)	(71,443)	(177,876)

Gain on sale of limited partner interests/local partnership properties		358,750

NET INCOME (LOSS)	(33,303)	258,059	(71,443)	(177,876)

Other comprehensive income (loss), net	(24,809)	(31,511)	17,392	12,667

COMPREHENSIVE INCOME (LOSS)	$(58,112)	$226,548	$(54,051)	$(165,209)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(333)	$2,581	$(715)	$(1,779)
Limited partners	(32,970)	255,478	(70,728)	(176,097)

	$(33,303)	$258,059	$(71,443)	$(177,876)

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)	$(.80)	$6.19	$(1.72)	$(4.27)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$12,921	$14,014
Cash paid for
Administration fees	(6,423)	(7,424)
Professional fees	(60,671)	(60,161)
State of New Jersey filing fee	(62,475)	(16,684)
Printing, postage and other expenses	(14,926)	(14,826)

Net cash used in operating activities	(131,574)	(85,081)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(8,458)	(8,866)
Proceeds in connection with sale of limited partner interests/local partnership properties	308,750
Investment in bond		(100,940)
Distributions received from local partnerships		4,893

Net cash provided by (used in) investing activities	300,292	(104,913)

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(64,097)

Net cash used in financing activities	(64,097)

Net increase (decrease) in cash and cash equivalents	104,621	(189,994)

Cash and cash equivalents at beginning of period	154,743	295,778

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$259,364	$105,784

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Decrease in deferred revenue in connection with sale of limited partner interests/local partnership properties	$50,000

Unrealized gain (loss) on investment in Pemberwick Fund	$(28,781)	$10,938

Unrealized gain (loss) on investment in bond	$(2,730)	$1,729

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$258,059	$(177,876)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(89,371)	(48,569)
Gain on sale of limited partner interests/local partnership properties	(358,750)
Other income from local partnerships		(4,893)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	6,142	819
Decrease (increase) in interest receivable	24	(99)
Decrease in accounts payable and accrued expenses	(67,295)	(28,385)
Increase in due to general partner and affiliates	119,617	172,172

NET CASH USED IN OPERATING ACTIVITIES	$(131,574)	$(85,081)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2011
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2011 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended September 29, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in nineteen Local Partnerships representing capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of September 29, 2011, the Partnership holds a Local Partnership Interest in six Local Partnerships.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the six months ended September 29, 2011, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2011	$382,951

Equity in income of investment in local partnerships	89,371	*

Investment in local partnerships as of September 29, 2011	$472,322

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

In May 2011, the Partnership sold its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) to an affiliate of the Local General Partner of Federal for $334,000, which is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the six months ended September 29, 2011.  The Partnership received a $50,000 nonrefundable deposit in January 2011, which is reflected as deferred revenue in the accompanying unaudited balance sheet as of March 30, 2011, and the remaining $284,000 during the six months ended September 29, 2011.  The Partnership’s investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997.

During the year ended March 30, 2007, the Property owned by 4611 South Drexel Limited Partnership, one of the Partnership’s Local Partnership Interests, was sold.  In connection with the sale, the parties established an escrow (the “Escrow”) to provide for the potential payment of certain contingencies related to the sale.  In July 2011, the Partnership received $24,750 upon release of the Escrow; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the six months ended September 29, 2011.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2011
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

In December 2010, Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”), which Local Partnerships have the same Local General Partner (the “Dunbar Local General Partner”), sold their underlying Properties to affiliates of the Dunbar Local General Partner.  During the six months ended September 29, 2011, the Partnership paid $64,097 in withholding tax to the state in which the Properties owned by Dunbar and Dunbar 2 are located on behalf of the Partnership’s partners.  Such amount is reflected as distributions to partners in the accompanying unaudited financial statements as of and for the six months ended September 29, 2011.

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  The Partnership does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2010, Cobbet has accumulated over $10,281,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $24,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Cumulative voluntary advances made by the Partnership to Cobbet as of September 29, 2011 total $392,829, none of which were made during the six months then ended.  Such voluntary advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.  The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

The Partnership’s investment balance in Madison-Bellefield Associates (“Madison-Bellefield”) of $472,322 as of September 29, 2011 represents more than 20% of the Partnership’s total assets and its equity in income of its investment in Madison-Bellefield of $89,371 represents more than 20% of the Partnership’s net income for the six months ended September 29, 2011.  The following financial information represents certain unaudited balance sheet and operating statement data of Madison-Bellefield as of and for the six months ended June 30, 2011:

Total assets	$2,211,454

Total liabilities	$1,744,253

Revenue	$762,292

Net income	$90,274

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (“Pemberwick”) at estimated fair value.  The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  Pemberwick’s net asset value (“NAV”) is $9.89 per share as of September 29, 2011.  An unrealized loss of $13,833 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of September 29, 2011.  As of September 29, 2011, the Partnership has earned $27,398 of interest revenue from its investment in Pemberwick.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2011
(UNAUDITED)

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheets at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 3).  The bond was called on October 3, 2011; accordingly, there is no accumulated other comprehensive income or loss associated with the Partnership’s investment in bond in the accompanying unaudited balance sheet as of September 29, 2011.  The Partnership’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2011, American Tax Credit Properties L.P. (the “Registrant”) experienced a significant change in financial condition as compared to March 30, 2011 primarily as the result of proceeds received in connection with the sale of its limited partner interest (the “Local Partnership Interest”) in Federal Apartments Limited Partnership (“Federal”) (see discussion below under Results of Operations and Local Partnership Matters).  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the six months ended September 29, 2011, Registrant received cash from interest revenue, proceeds in connection with the sale of its Local Partnership Interest in Federal and the release of an escrow established in connection with the fiscal 2007 sale of the Property owned by 4611 South Drexel Limited Partnership (“South Drexel”) (see discussion below under Results of Operations and Local Partnership Matters), and utilized cash for operating expenses, withholding taxes paid on behalf of the partners (see discussion below under Local Partnership Matters) and investments in Pemberwick Fund (“Pemberwick”).  Cash and cash equivalents, investment in Pemberwick and investment in bond increased, in the aggregate, by approximately $75,000 during the six months ended September 29, 2011 (which includes unrealized losses on investment in Pemberwick and investment in bond in the aggregate of approximately $32,000 and amortization of premium on investment in bond of approximately $6,000).  The bond owned by Registrant was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.  During the six months ended September 29, 2011, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the six months ended June 30, 2011 of $89,371.  Payable to general partner and affiliates represents accrued administration and management fees in the accompanying unaudited balance sheet as of September 29, 2011.

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

Registrant’s operations for the three months ended September 29, 2011 and 2010 resulted in net losses of $33,303 and $71,443, respectively.  The decrease in net loss from fiscal 2010 to fiscal 2011 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $25,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive loss for the three months ended September 29, 2011 resulted from an unrealized gain (loss) on investment in Pemberwick and investment in bond of $(25,332) and $523, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the six months ended September 29, 2011 and 2010 resulted in net income (loss) of $258,059 and $(177,876), respectively.  The increase in net income from fiscal 2010 to fiscal 2011 is primarily attributable to (i) gains of $334,000 and approximately $25,000 recognized in fiscal 2011 in connection with Registrant’s sale of its Local Partnership Interest in Federal and the release of the South Drexel escrow, respectively, (see discussion below under Local Partnership Matters), (ii) a decrease in operating expenses of approximately $46,000 and (iii) an increase in equity in income of investment in local partnerships of approximately $41,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive loss for the six months ended September 29, 2011 resulted from unrealized losses on investment in Pemberwick and investment in bond of $28,781 and $2,730, respectively.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of November 2011, Registrant owns six of the nineteen Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In May 2011, Registrant sold its Local Partnership Interest in Federal to an affiliate of the Local General Partner of Federal for $334,000, which is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the six months ended September 29, 2011.  Registrant received a $50,000 nonrefundable deposit in January 2011, which is reflected as deferred revenue in the accompanying unaudited balance sheet as of March 30, 2011, and the remaining $284,000 during the six months ended September 29, 2011.  Registrant’s investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997.

During the year ended March 30, 2007, the Property owned by South Drexel, one of Registrant’s Local Partnership Interests, was sold.  In connection with the sale, the parties established an escrow (the “Escrow”) to provide for the potential payment of certain contingencies related to the sale.  In July 2011, Registrant received $24,750 upon release of the Escrow; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the six months ended September 29, 2011.

In December 2010, Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”), which Local Partnerships have the same Local General Partner (the “Dunbar Local General Partner”), sold their underlying Properties to affiliates of the Dunbar Local General Partner.  During the six months ended September 29, 2011, Registrant paid $64,097 in withholding tax to the state in which the Properties owned by Dunbar and Dunbar 2 are located on behalf of Registrant’s partners.  Such amount is reflected as distributions to partners in the accompanying unaudited financial statements as of and for the six months ended September 29, 2011.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk (Continued).

As noted above in Item 2 under Material Changes in Financial Condition, the bond owned by Registrant as of September 29, 2011 was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2011.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	Exhibit 31.1 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
	Exhibit 31.2 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
	Exhibit 32.1 -	Section 1350 Certification of Chief Executive Officer.
	Exhibit 32.2 -	Section 1350 Certification of Chief Financial Officer.
	Exhibit 101.ins -	XBRL Instance.
	Exhibit 101.xsd -	XBRL Schema.
	Exhibit 101.cal -	XBRL Calculation.
	Exhibit 101.def -	XBRL Definition.
	Exhibit 101.lab -	XBRL Label.
	Exhibit 101.pre -	XBRL Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties L.P.,
General Partner

By:Richman Tax Credit Properties Inc.,
general partner

Dated: November 3, 2011	/s/David Salzman
By:David Salzman
Chief Executive Officer

Dated: November 3, 2011	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: November 3, 2011	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director