Form 10-Q
period 2011-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2012-01-26
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2011

OR

[ __]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  _______________ to ______________

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

Yes    X     No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___Accelerated Filer___Non-Accelerated Filer___ Smaller Reporting Company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No    X

As of January 26, 2012, there are 41,286 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2011	2011

ASSETS

Cash and liquid investments

Cash and cash equivalents	$49,733	$154,743
Investment in Pemberwick Fund	1,144,284	1,161,425
Investment in bond		99,872

Total cash and liquid investments	1,194,017	1,416,040

Due from local partnerships	50,000	50,000
Interest receivable		123
Investment in local partnerships	527,414	382,951

	$1,771,431	$1,849,114

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$47,020	$92,911
Deferred revenue		50,000
Payable to general partner and affiliates	27,649	152,528

	74,669	295,439

Commitments and contingencies

Partners' equity (deficit)

General partner	(348,583)	(350,341)
Limited partners (41,286 units of limited partnership interest outstanding)	2,060,333	1,886,338
Accumulated other comprehensive income (loss)	(14,988)	17,678

	1,696,762	1,553,675

	$1,771,431	$1,849,114

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended December 30, 2011	Nine Months Ended December 30, 2011	Three Months Ended December 30, 2010	Nine Months Ended December 30, 2010

REVENUE

Interest	$4,442	$11,197	$6,569	$18,113
Other income from local partnerships	2,500	2,500	50,000	54,893

TOTAL REVENUE	6,942	13,697	56,569	73,006

EXPENSES

Administration fees	30,591	95,060	45,930	137,792
Management fee	29,216	90,787	43,865	131,599
Professional fees	7,686	46,043	14,210	42,580
State of New Jersey filing fee	11,545	34,633	(9,443)	13,867
Printing, postage and other	1,205	10,537	8,288	19,894

TOTAL EXPENSES	80,243	277,060	102,850	345,732

	(73,301)	(263,363)	(46,281)	(272,726)

Equity in income of investment in local partnerships	55,092	144,463	26,046	74,615

Loss prior to gain on sale of limited partner interests/local partnership properties	(18,209)	(118,900)	(20,235)	(198,111)

Gain on sale of limited partner interests/local partnership properties		358,750	128,000	128,000

NET INCOME (LOSS)	(18,209)	239,850	107,765	(70,111)

Reclassification of unrealized gain on investment in bond		(2,730)
Other comprehensive income (loss), net	(1,155)	(29,936)	185	12,852

COMPREHENSIVE INCOME (LOSS)	$(19,364)	$207,184	$107,950	$(57,259)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(182)	$2,399	$1,078	$(701)
Limited partners	(18,027)	237,451	106,687	(69,410)

	$(18,209)	$239,850	$107,765	$(70,111)

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)	$(.44)	$5.75	$2.59	$(1.68)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$17,462	$18,955
Cash paid for
Administration fees	(160,726)	(295,728)
Management fees	(150,000)	(256,812)
Professional fees	(57,997)	(63,632)
State of New Jersey filing fee	(62,475)	(16,684)
Printing, postage and other expenses	(16,632)	(19,010)

Net cash used in operating activities	(430,368)	(632,911)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(12,795)	(14,623)
Proceeds in connection with sale of limited partner interests/local partnership properties	308,750	128,000
Proceeds from redemption of investment in bond	91,000
Redemptions from Pemberwick Fund		531,056
Investment in bond		(100,940)
Distributions received from local partnerships	2,500	4,893

Net cash provided by investing activities	389,455	548,386

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(64,097)

Net cash used in financing activities	(64,097)

Net decrease in cash and cash equivalents	(105,010)	(84,525)

Cash and cash equivalents at beginning of period	154,743	295,778

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,733	$211,253

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Decrease in deferred revenue in connection with sale of limited partner interests/local partnership properties	$50,000

Unrealized gain (loss) on investment in Pemberwick Fund	$(29,936)	$9,371

Reclassification of unrealized gain on investment in bond	$(2,730)

Unrealized gain on investment in bond		$3,481

Increase in due from local partnerships classified as other income from local partnerships		$50,000

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$239,850	$(70,111)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(144,463)	(74,615)
Gain on sale of limited partner interests/local partnership properties	(358,750)	(128,000)
Other income from local partnerships	(2,500)	(54,893)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	1,228	1,433
Loss on redemption of investment in bond	4,914
Decrease (increase) in interest receivable	123	(2,341)
Decrease in accounts payable and accrued expenses	(45,891)	(22,985)
Decrease in due to general partner and affiliates	(124,879)	(283,149)

NET CASH USED IN OPERATING ACTIVITIES	$(430,368)	$(632,911)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2011
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2011 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in nineteen Local Partnerships representing capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of December 30, 2011, the Partnership holds a Local Partnership Interest in six Local Partnerships.  See discussion below regarding the potential disposal of an additional Local Partnership Interest.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2011, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2011	$382,951

Distributions received from Local Partnerships	(2,500)

Distributions classified as other income	2,500

Equity in income of investment in local partnerships	144,463	*

Investment in local partnerships as of December 30, 2011	$527,414

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

In May 2011, the Partnership sold its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) to an affiliate of the Local General Partner of Federal for $334,000, which is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2011.  The Partnership received a $50,000 nonrefundable deposit in January 2011, which is reflected as deferred revenue in the accompanying unaudited balance sheet as of March 30, 2011, and the remaining $284,000 during the nine months ended December 30, 2011.  The Partnership’s investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997.

During the year ended March 30, 2007, the Property owned by 4611 South Drexel Limited Partnership, one of the Partnership’s Local Partnership Interests, was sold.  In connection with the sale, the parties established an escrow (the “Escrow”) to provide for the potential payment of certain contingencies related to the sale.  In July 2011, the Partnership received $24,750 upon release of the Escrow; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2011.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2011
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

Madison-Bellefield Associates (“Madison-Bellefield”) has entered into an Agreement of Sale (the “Madison-Bellefield Sale Agreement”) to sell the Property owned by Madison-Bellefield to an affiliate of the Local General Partner of Madison-Bellefield.  In connection with the Madison-Bellefield Sale Agreement, which contains certain contingencies regarding the ultimate purchase price of the Property, the sale is expected to close in September 2012 (subject to change as agreed upon by the parties).  The Partnership will be entitled to certain proceeds under the terms of the Madison-Bellefield Sale Agreement and Madison-Bellefield’s partnership agreement. There can be no assurance that the Property will be sold under the terms of the Madison-Bellefield Sale Agreement or that the Partnership will receive any proceeds.

In December 2010, Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”), which Local Partnerships have the same Local General Partner (the “Dunbar Local General Partner”), sold their underlying Properties to affiliates of the Dunbar Local General Partner.  During the nine months ended December 30, 2011, the Partnership paid $64,097 in withholding tax to the state in which the Properties owned by Dunbar and Dunbar 2 are located on behalf of the Partnership’s partners.  Such amount is reflected as distributions to partners in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2011.

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”).  The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years).  However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments.  Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet is unable to make the full mandatory debt service payments on its first mortgage.  MHFA issued a formal notice of default dated February 2, 2004.  The Local General Partners of Cobbet have informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  The Partnership does not believe that it will receive any proceeds from such a transfer.  Since the date MHFA ceased funding the ODL through December 31, 2010, Cobbet has accumulated over $10,281,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $24,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.  Cumulative voluntary advances made by the Partnership to Cobbet as of December 30, 2011 total $392,829, none of which were made during the nine months then ended.  Such voluntary advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.  The Partnership’s investment balance in Cobbet, after cumulative equity losses, became zero during the year ended March 30, 1994.

The Partnership’s investment balance in Madison-Bellefield of $527,414 as of December 30, 2011 represents more than 20% of the Partnership’s total assets and its equity in income of its investment in Madison-Bellefield of $144,463 represents more than 20% of the Partnership’s net income for the nine months ended December 30, 2011.  The following financial information represents certain unaudited balance sheet and operating statement data of Madison-Bellefield as of and for the nine months ended September 30, 2011:

Total assets	$2,187,562

Total liabilities	$1,664,713

Revenue	$1,145,726

Net income	$145,922

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2011
(UNAUDITED)

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (“Pemberwick”) at estimated fair value.  The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  Pemberwick’s net asset value (“NAV”) is $9.88 per share as of December 30, 2011.  An unrealized loss of $14,988 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2011.  As of December 30, 2011, the Partnership has earned $33,847 of interest revenue from its investment in Pemberwick.

4.	Investment in Bond

The Partnership carried its investment in bond as available-for-sale because such investment was used to facilitate and provide flexibility for its obligations.  Investment in bond was reflected in the accompanying unaudited balance sheet as of March 30, 2011 at estimated fair value and was classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 3).  The bond was called during the nine months ended December 30, 2011; accordingly, there is no accumulated other comprehensive income or loss associated with the Partnership’s investment in bond in the accompanying unaudited balance sheet as of December 30, 2011.  The Partnership’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2011, American Tax Credit Properties L.P. (the “Registrant”) experienced a significant change in financial condition as compared to March 30, 2011, primarily as the result of the payment of (i) operating expenses, including administration and management fees accrued as of March 30, 2011, and (ii) withholding taxes paid on behalf of the partners (see discussion below under Local Partnership Matters), partially offset by proceeds received in connection with the sale of its limited partner interest (the “Local Partnership Interest”) in Federal Apartments Limited Partnership (“Federal”) and the release of an escrow established in connection with the fiscal 2007 sale of the Property owned by 4611 South Drexel Limited Partnership (“South Drexel”) (see discussion below under Results of Operations and Local Partnership Matters). Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2011, Registrant received cash from interest revenue, the redemption of its investment in bond, distributions from Local Partnerships, proceeds in connection with the sale of its Local Partnership Interest in Federal and the release of the escrow established in connection with South Drexel (see discussion below under Results of Operations and Local Partnership Matters), and utilized cash for operating expenses, withholding taxes paid on behalf of the partners (see discussion below under Local Partnership Matters) and investments in Pemberwick Fund (“Pemberwick”). Cash and cash equivalents, investment in Pemberwick and investment in bond decreased, in the aggregate, by approximately $222,000 during the nine months ended December 30, 2011 (which includes an unrealized loss on investment in Pemberwick and the reclassification of unrealized gain on investment in bond in the aggregate of approximately $33,000 and amortization of premium on investment in bond and the write-off of the remaining unamortized premium on the date the bond was redeemed totaling  approximately $6,000).  The bond owned by Registrant was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.  During the nine months ended December 30, 2011, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the nine months ended September 30, 2011 of $144,463.  Payable to general partner and affiliates represents accrued administration and management fees in the accompanying unaudited balance sheet as of December 30, 2011.

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

Registrant’s operations for the three months ended December 30, 2011 and 2010 resulted in net income (loss) of $(18,209) and $107,765, respectively.  The increase in net loss from fiscal 2010 to fiscal 2011 is primarily attributable to (i) the sale of one of Registrant’s Local Partnership Interests in fiscal 2010 resulting in a gain of $128,000 and (ii) a decrease in interest revenue and other income from local partnerships in the cumulative amount of approximately $50,000, all partially offset by (i) a decrease in operating expenses of approximately $23,000 and (ii) an increase in equity in income of investment in local partnerships of approximately $29,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive loss for the three months ended December 30, 2011 resulted from an unrealized loss on investment in Pemberwick of $1,155.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the nine months ended December 30, 2011 and 2010 resulted in net income (loss) of $239,850 and $(70,111), respectively.  The increase in net income from fiscal 2010 to fiscal 2011 is primarily attributable to (i) gains of $334,000 and approximately $25,000 recognized in fiscal 2011 in connection with Registrant’s sale of its Local Partnership Interest in Federal and the release of the South Drexel escrow, respectively, (see discussion below under Local Partnership Matters) as compared to a gain of $128,000 recognized in connection with the sale of one of Registrant’s Local Partnership Interests in fiscal 2010, (ii) a decrease in operating expenses of approximately $69,000 and (iii) an increase in equity in income of investment in local partnerships of approximately $70,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance, all partially offset by a decrease in interest revenue and other income from local partnerships in the cumulative amount of approximately $59,000.  Other comprehensive loss for the nine months ended December 30, 2011 resulted from an unrealized loss on investment in Pemberwick and the reclassification of unrealized gain on investment in bond of $29,936 and $2,730, respectively.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of January 2012, Registrant owns six of the nineteen Local Partnership Interests originally acquired.  See discussion below regarding the potential disposal of an additional Local Partnership Interest.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico.  Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”); the subsidy agreements expire at various times.  Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Five Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.  Of the five Local Partnerships noted above, two have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

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

In May 2011, Registrant sold its Local Partnership Interest in Federal to an affiliate of the Local General Partner of Federal for $334,000, which is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2011.  Registrant received a $50,000 nonrefundable deposit in January 2011, which is reflected as deferred revenue in the accompanying unaudited balance sheet as of March 30, 2011, and the remaining $284,000 during the nine months ended December 30, 2011.  Registrant’s investment balance in Federal, after cumulative equity losses, became zero during the year ended March 30, 1997.

During the year ended March 30, 2007, the Property owned by South Drexel, one of Registrant’s Local Partnership Interests, was sold.  In connection with the sale, the parties established an escrow (the “Escrow”) to provide for the potential payment of certain contingencies related to the sale.  In July 2011, Registrant received $24,750 upon release of the Escrow; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2011.

Madison-Bellefield Associates (“Madison-Bellefield”) has entered into an Agreement of Sale (the “Madison-Bellefield Sale Agreement”) to sell the Property owned by Madison-Bellefield to an affiliate of the Local General Partner of Madison-Bellefield.  In connection with the Madison-Bellefield Sale Agreement, which contains certain contingencies regarding the ultimate purchase price of the Property, the sale is expected to close in September 2012 (subject to change as agreed upon by the parties).  Registrant will be entitled to certain proceeds under the terms of the Madison-Bellefield Sale Agreement and Madison-Bellefield’s partnership agreement. There can be no assurance that the Property will be sold under the terms of the Madison-Bellefield Sale Agreement or that Registrant will receive any proceeds.

In December 2010, Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”), which Local Partnerships have the same Local General Partner (the “Dunbar Local General Partner”), sold their underlying Properties to affiliates of the Dunbar Local General Partner.  During the nine months ended December 30, 2011, Registrant paid $64,097 in withholding tax to the state in which the Properties owned by Dunbar and Dunbar 2 are located on behalf of Registrant’s partners.  Such amount is reflected as distributions to partners in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2011.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk.  The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, municipal securities risk, liquidity risk, management risk, government security risk and valuation risk.  Typically, when interest rates rise, the market prices of fixed income securities go down.  Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers.  As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers.  These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return. An unrealized loss of $14,988 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2011.  As of December 30, 2011, Registrant has earned $33,847 of interest revenue from its investment in Pemberwick.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2011.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties L.P.,
General Partner

By: Richman Tax Credit Properties Inc.,
general partner

Dated: January 26, 2012	/s/David Salzman
By:David Salzman
Chief Executive Officer

Dated: January 26, 2012	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: January 26, 2012	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director