Form 10-K
period 2012-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2012-06-26
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2012

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
Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  __ No  X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  __ No  X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  X   No  __

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  X   No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ___  Accelerated Filer  ___ Non-Accelerated Filer  ___ Smaller Reporting Company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 26, 2012, there are 41,286 units outstanding.  The aggregate sales price for such units was $41,286,000.

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

General Development of Business and Narrative Description of Business

American Tax Credit Properties L.P. (the "Registrant"), a Delaware limited partnership, was formed on February 12, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Housing Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  The Local Partnerships hold their respective Properties in fee. Registrant initially invested in nineteen such Local Partnerships, including one whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code (the “Historic Rehabilitation Tax Credit”).  Registrant considers its activity to constitute a single industry segment.

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

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Note that the existence of Extended Use Provisions does not extend the Compliance Period of the respective Local Partnerships. However, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2012, Registrant owns four of the nineteen Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dispose of its four remaining Local Partnership Interests prior to December 31, 2012. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

The Properties owned by the four remaining Local Partnerships have some form of a government funded rental subsidy that affords the low-income tenants the ability to reside at the Properties. During the period that a subsidy agreement between the United States Department of Housing and Urban Development (“HUD”) and a Local Partnership is in existence, the Local Partnership Interest of such Local Partnership may not be sold, and the Property may not be transferred by the Local Partnership to another entity, without HUD’s approval, which may be subject to various conditions.  In particular, the transfer of title of the Properties by the Local Partnerships is expected to be required to be closed in escrow pending HUD approval.  In addition, as a condition to certain disposals, Registrant anticipates that HUD will require the Local Partnerships to dedicate resources to maintenance in order to correct deficiencies in the physical condition of the Properties. Correction of such deficiencies will probably require expenditures of significant amounts of funds, thus effectively reducing the amount of any net proceeds from the sale of the Property.  There can be no assurance that the required governmental agencies will approve any of the requested transfers, that such approvals will be received in a timely manner or that other conditions will not be imposed for such approvals. The failure to obtain or a delay in obtaining any required approvals would have adverse consequences to the Limited Partners.

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

As noted above in Item 1 - Business, in a prior year Registrant served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties. However, the market of interested buyers of the Properties is limited. Some of the factors which negatively impact the marketability of the Properties, or equivalently, the Local Partnership Interests, include:

●	the Extended Use Provisions;

●
the substantial remaining mortgage balances on the Properties, which are typically very near the initial balances as a result of the heavily subsidized debt of the Local Partnership and the lengthy (usually near 40-year) amortization period of the debt; and

●	poor economic conditions.

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

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate. Such risks, which are subject to change and are not in the control of Registrant, include risks relating to:

●	the adverse use of adjacent or neighborhood real estate;
●	regulated rents, which may adversely impact rent increases;
●	utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;
●	the inability of tenants to pay rent in light of current market conditions;
●	changes in the demand for or supply of competing properties;
●	changes in state or local tax rates and assessments;

Item 1A.	Risk Factors (Continued).
●	increases in utility charges;
●	unexpected expenditures for repairs and maintenance;
●	the discovery of previously undetected environmentally hazardous conditions;
●	costs associated with complying with the Americans with Disabilities Act;
●	uninsured losses relating to real property or excessively expensive premiums for insurance coverage;
●	lawsuits from tenants or guests in connection with injuries that occur on the Properties;
●	changes in local economic conditions; and
●	changes in interest rates and the availability of financing (including changes resulting from current market conditions).
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

The Properties owned by the four remaining Local Partnerships have some form of a government funded rental subsidy, which affords the low-income tenants the ability to reside at the Properties. The Local Partnerships are extremely reliant on such subsidies. If the respective rental subsidy programs were to be materially modified or eliminated, the Local Partnerships’ rental revenue would likely be significantly reduced. To the extent that revenues are not sufficient to meet operating expenses and service the respective mortgages of the Properties, such Local Partnership would be required to use reserves and any other funds available to avoid foreclosure of the subject Property. Registrant’s investments in the Local Partnerships are highly leveraged, and there can be no assurance that additional funds would be available to any Local Partnership or Registrant, if needed. In addition, there can be no assurance that, when a Property is sold, the proceeds from a sale will be sufficient to pay the balance due on the mortgage loans or any other outstanding indebtedness to which the Local Partnership is subject.

Limited Partners may not be able to use all of the carried forward Low-income Housing Tax Credits.

While a limited exception is provided for Low-income Housing Tax Credits in the case of individuals, tax losses and credits allocated to a Limited Partner who is an individual, trust, estate or personal service corporation generally may be used to reduce the Limited Partner’s tax liability only to the extent that such liability arises from passive activities. Therefore, tax losses and credits allocated to such a Limited Partner are not expected to be available to offset tax liabilities that arise from salaries, dividends and interest and other forms of income. In addition, Low-income Housing Tax Credits cannot be used to offset alternative minimum tax. Accordingly, there is no guarantee that Limited Partners will be able to utilize all of the carried forward Low-income Housing Tax Credits.

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

To date, the Limited Partners of Registrant have not received a return of any portion of their original capital. Accordingly, the only benefit of this investment may be the Low-income Housing Tax Credits and Historic Rehabilitation Tax Credits.

Item 1B.       Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by affiliates of the General Partner.

Registrant initially acquired Local Partnership Interests in nineteen Local Partnerships.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2004 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests. As of June 2012, Registrant owns four of the nineteen Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

In the event a sale of the remaining Properties cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period. While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant intends to dispose of its four remaining Local Partnership Interests prior to December 31, 2012. There can be no assurance as to when Registrant will dispose of the Local Partnership Interests, when the Local Partnerships will dispose of the Properties, or the amount of proceeds which may be received in such dispositions. In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Registrant owns a 99% Local Partnership Interest in three of the four remaining Local Partnerships. In the case of Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"), the 99% interest is shared with American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is an affiliate of the General Partner, whereby Registrant owns 34.64%. The Local Partnership Interests were initially acquired by Registrant in 1988 and 1989, with the exception of the Local Partnership Interest in B & V Phase I, Ltd., which was acquired in 1994.

Item 2.          Properties (Continued).

The four remaining Local Partnerships receive rental subsidy payments, three of which include payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of the subsidies below). The subsidy agreements expire at various times. Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.  Two of the three Local Partnerships noted above have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

Item 2.          Properties (Continued).

			Mortgage loans
Name of Local Partnership	Number		payable as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2011		footnotes)

4611 South Drexel Limited Partnership (3), (11) South Drexel Apartments Chicago, Illinois	44	$1,354,968	$--	(3)

B & V, Ltd. (3) Homestead Apartments Homestead, Florida	158	2,050,795	--	(3)

B & V Phase I, Ltd. (3) Gardens of Homestead Homestead, Florida	97	140,000	--	(3)

Blue Hill Housing Limited Partnership (3) Blue Hill Housing Grove Hall, Massachusetts	144	4,506,082	--	(3)

Cityside Apartments, L.P. (9) Cityside Apartments Trenton, New Jersey	126	6,098,988	5,699,268

Cobbet Hill Associates Limited Partnership (11) Cobbet Hill Apartments Lynn, Massachusetts	117	5,303,771	12,517,041		(1a,c&d)

Dunbar Limited Partnership (3), (7) Spring Grove Apartments Chicago, Illinois	101	1,518,229	--	(3)

Dunbar Limited Partnership No. 2 (3), (7) Park View Apartments Chicago, Illinois	102	1,701,849	--	(3)

Erie Associates Limited Partnership (3) Erie Apartments Springfield, Massachusetts	18	755,737	--	(3)

Federal Apartments Limited Partnership (4), (8) Federal Apartments Fort Lauderdale, Florida	164	2,832,224	--	(4)

Golden Gates Associates (3), (6) Golden Gates Brooklyn, New York	85	879,478	--	(3)

Grove Park Housing, A California Limited Partnership (3) Grove Park Apartments Garden Grove, California	104	1,634,396	--	(3)

Item 2.	Properties (Continued).

				Mortgage loans
Name of Local Partnership	Number			payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2011		footnotes)

Gulf Shores Apartments Ltd. Morgan Trace Apartments Gulf Shores, Alabama	50	$352,693		$1,405,785		(1b&c)

Hilltop North Associates, A Virginia Limited Partnership (3), (11) Hilltop North Apartments Richmond, Virginia	160	1,470,734		--	(3)

Madison-Bellefield Associates (10) Bellefield Dwellings Pittsburgh, Pennsylvania	158	1,047,744		1,526,688

Pine Hill Estates Limited Partnership (3), (5) Pine Hill Estates Shreveport, Louisiana	110	613,499		--	(3)

Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	313,887	(2)	1,332,247		(1a,c,d&e)

Vista del Mar Limited Dividend Partnership L.P. (11) Vista del Mar Apartments Fajardo, Puerto Rico	152	3,363,345		5,542,842		(1a,c,d&e)

Winnsboro Homes Limited Partnership (3), (5) Winnsboro Homes Winnsboro, Louisiana	50	289,730		--	(3)

		$36,228,149		$28,023,871

(1)		Description of Subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

(b)
The Rural Housing Service/Rural Development (formerly the Farmers Home Administration) of the United States Department of Agriculture Rental Assistance Program allows qualified low-income tenants to receive rental subsidies.

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

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2011 and 2010 in Note 6 to the accompanying financial statements.

Item 2.	Properties (Continued).

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2011 in Note 6 to the accompanying financial statements.

(5)
Registrant sold its Local Partnership Interest in November 2009 to an affiliate of the Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(6)
Registrant sold its Local Partnership Interest in November 2010 to an affiliate of the Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for the year ended December 31, 2010.

(7)
The Local Partnership sold its underlying Property in December 2010 to an affiliate of the Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for the year ended December 31, 2010.

(8)
Registrant sold its Local Partnership Interest in May 2011 to an affiliate of the Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2011 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(9)
Registrant assigned its Local Partnership Interest in March 2012 to an affiliate of one of the Local General Partners (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)
The Local Partnership sold its underlying Property in May 2012 to an affiliate of the Local General Partners (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(11)	Capital contribution includes voluntary advances made by Registrant to the Local Partnership.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 4, 2012 was approximately 2,005, holding an aggregate of 41,286 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners from the operations of the Local Partnerships in the future (see discussion below). There were no cash distributions to the Limited Partners during the years ended March 30, 2012 and 2011.

Low-income Housing Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by the Limited Partners to offset federal income tax liabilities. Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,528 per Unit, net of circumstances which have given rise to recapture. The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2003 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2004. In a prior year, Registrant served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. Registrant intends to dispose of its four remaining Local Partnership Interests prior to December 31, 2012. There can be no assurance as to when Registrant will dispose of the Local Partnership Interests, when the Local Partnerships will dispose of the Properties, or the amount of proceeds, if any, which may be received in such dispositions. After Registrant disposes of all of its remaining Local Partnership Interests and after payment of all other obligations, Registrant intends to make a distribution to the Limited Partners under the terms of the Partnership Agreement and dissolve. There can be no assurance as to whether a distribution will be made, or the amount and timing of such distribution.

Recent Sales of Unregistered Securities

None.

Item 6.          Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in two closings with aggregate Limited Partners’ capital contributions of $41,286,000. In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $4,781,000 and established a working capital reserve of approximately $2,271,000. The remaining net proceeds of approximately $34,234,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Housing Tax Credit”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code. The Net Proceeds were utilized in acquiring a Local Partnership Interest in eighteen Local Partnerships. Registrant utilized reserves of $140,000 to acquire an additional Local Partnership Interest at a later date.

As of March 30, 2012, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $1,193,542, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its Local Partnership Interests. See discussion below under Local Partnership Matters regarding Madison-Bellefield Associates’ (“Madison-Bellefield”) sale of its underlying Property in May 2012.

During the year ended March 30, 2012, Registrant received cash from interest revenue, the redemption of its investment in bond, distributions from Local Partnerships, proceeds in connection with the sale of its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) and the release of the escrow established in connection with 4611 South Drexel Limited Partnership (“South Drexel”) (see discussion below under Results of Operations and Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents, investment in Pemberwick and investment in bond decreased, in the aggregate, by approximately $222,000 during the year ended March 30, 2012 (which includes an unrealized loss on investment in Pemberwick and the reclassification of unrealized gain on investment in bond in the aggregate of approximately $16,000 and amortization of premium on investment in bond and the write-off of the remaining unamortized premium on the date the bond was redeemed totaling approximately $6,000). The bond owned by Registrant was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%. Accordingly, Registrant did not experience any adverse impact in connection with such investment.

During the year ended March 30, 2012, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the year ended December 31, 2011 of $185,441. Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2012 represents accrued administration and management fees.

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

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the years ended March 30, 2012, 2011 and 2010 resulted in net income (loss) of $130,715, $(142,859) and $(181,569), respectively. The increase in net income from fiscal 2011 to 2012 is primarily attributable to (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $231,000 (see discussion below under Local Partnership Matters), (ii) a decrease in administration and management fees in the aggregate of approximately $93,000 and (iii) an increase in equity in income of investment in local partnerships of approximately $73,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continued to have an investment balance, all partially offset by (i) an increase in other operating expenses of approximately $94,000, of which approximately $64,000 is attributable to taxes incurred in connection with certain Local Partnerships’ Property sales in a prior year and (ii) a decrease in interest revenue and other income from local partnerships in the cumulative amount of approximately $30,000. Other comprehensive loss for the year ended March 30, 2012 resulted from an unrealized loss on investment in Pemberwick of $13,714 and the reclassification of unrealized gain on investment in bond of $2,730. The decrease in net loss from fiscal 2010 to 2011 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $56,000, which increase is primarily the result of an increase in the net income of the Local Partnership in which Registrant continued to have an investment balance, (ii) an increase in interest revenue and other income from local partnerships in the aggregate of approximately $46,000 and (iii) a net decrease in operating expenses of approximately $27,000, all partially offset by a decrease in gain on sale of limited partner interests/local partnership properties of approximately $90,000. Other comprehensive income for the year ended March 30, 2011 resulted from unrealized gains on investment in Pemberwick and investment in bond of $14,948 and $2,730, respectively.

The Local Partnerships’ net loss of approximately $2,384,000 for the year ended December 31, 2011 includes depreciation and amortization expense of approximately $2,278,000 and interest on non-mandatory debt of approximately $364,000, and does not include principal payments on permanent mortgages of approximately $716,000. The Local Partnerships’ net income of approximately $2,973,000 for the year ended December 31, 2010 includes gain on sale of property of approximately $5,595,000, depreciation and amortization expense of approximately $3,304,000 and interest on non-mandatory debt of approximately $586,000, and does not include principal payments on permanent mortgages of approximately $702,000. The Local Partnerships’ net loss of approximately $3,019,000 for the year ended December 31, 2009 includes depreciation and amortization expense of approximately $3,422,000 and interest on non-mandatory debt of approximately $735,000, and does not include principal payments on permanent mortgages of approximately $714,000. The results of operations of the Local Partnerships for the year ended December 31, 2011 are not necessarily indicative of the results that may be expected in future periods. Income and expense fluctuations over the past three years have resulted from Registrant’s sales of Local Partnership Interests and certain Local Partnerships’ Property sales.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests. As of June 2012, Registrant owns four of the nineteen Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve. Registrant intends to dispose of its four remaining Local Partnership Interests prior to December 31, 2012. There can be no assurance as to when Registrant will dispose of the Local Partnership Interests, when the Local Partnerships will dispose of the Properties, or the amount of proceeds which may be received in such dispositions.

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The four remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in Massachusetts, Alabama and Puerto Rico. The four remaining Local Partnerships receive rental subsidy payments, three of which include payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. Two of the three Local Partnerships noted above have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

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

In March 2012, Registrant assigned its Local Partnership Interest in Cityside Apartments, L.P. (“Cityside”) to an affiliate of one of the Local General Partners of Cityside. Although Registrant received no proceeds in connection with the assignment, Registrant received $37,500 in May 2012 for distributions that were due to Registrant under the terms of Cityside’s partnership agreement. Such amount is included in due from local partnerships in the accompanying balance sheet of Registrant as of March 30, 2012 and is included in other income from local partnerships in the accompanying statement of operations of Registrant for the year then ended. One of the Local General Partners of Cityside is an affiliate of the General Partner; such Local General Partner was not involved in the assignment. Registrant’s investment balance in Cityside, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

During the year ended March 30, 2007, the Property owned by South Drexel, one of Registrant’s Local Partnership Interests, was sold. In connection with the sale, the parties established an escrow (the “Escrow”) to provide for the potential payment of certain contingencies related to the sale. During the year ended March 30, 2012, Registrant received $24,750 upon release of the Escrow; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2012.

In May 2011, Registrant sold its Local Partnership Interest in Federal to an affiliate of the Local General Partner of Federal for $334,000; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2012. Registrant received a $50,000 nonrefundable deposit in January 2011, which is reflected as deferred revenue in the accompanying balance sheet of Registrant as of March 30, 2011, and the remaining $284,000 during the year ended March 30, 2012.  Registrant’s investment balance in Federal, after cumulative equity losses and distributions, became zero during the year ended March 30, 1997.

In May 2012, Madison-Bellefield sold its underlying Property to an affiliate of the Local General Partners of Madison-Bellefield, in connection with which Registrant received $2,232,801. There may be additional proceeds after further resolution of Madison-Bellefield’s accounts. Registrant’s investment balance in Madison-Bellefield, after cumulative equity losses and distributions, is $568,392 as of March 30, 2012, which includes cumulative net equity losses through December 31, 2011. After such sale, and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance.

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Cobbet Hill Associates Limited Partnership (“Cobbet”) was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet has been unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners of Cobbet informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property.  Registrant does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2011, Cobbet has accumulated over $11,685,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $25,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due. Registrant’s investment balance in Cobbet, after cumulative equity losses and distributions, became zero during the year ended March 30, 1994.

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

●	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.

●
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. Registrant makes such assessment at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment. Upon the sale of the Madison-Bellefield Property in May 2012 as noted above, and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance.

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

●
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

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk. The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, liquidity risk, management risk, government security risk and valuation risk. Typically, when interest rates rise, the market prices of fixed income securities go down. Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers. As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers. These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 8.	Financial Statements and Supplementary Data.

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties L.P. (the “Partnership”) as of March 30, 2012 and 2011, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years ended March 30, 2012, 2011 and 2010. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2012 and 2011, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years ended March 30, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 26, 2012

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
MARCH 30, 2012 AND 2011

	2012	2011

ASSETS

Cash and liquid investments

Cash and cash equivalents	$29,291	$154,743
Investment in Pemberwick Fund - a short duration bond fund	1,164,251	1,161,425
Investment in bond		99,872

Total cash and liquid investments	1,193,542	1,416,040

Due from local partnerships	87,500	50,000
Interest receivable		123
Investment in local partnerships	568,392	382,951

	$1,849,434	$1,849,114

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$97,253	$92,911
Deferred revenue		50,000
Payable to general partner and affiliates	84,235	152,528

	181,488	295,439

Commitments and contingencies

Partners’ equity (deficit)

General partner	(349,034)	(350,341)
Limited partners (41,286 units of limited partnership interest outstanding)	2,015,746	1,886,338
Accumulated other comprehensive income	1,234	17,678

	1,667,946	1,553,675

	$1,849,434	$1,849,114

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2012, 2011 AND 2010

	2012	2011	2010

REVENUE

Interest	$14,944	$27,209	$2,750
Other income from local partnerships	40,000	57,393	36,221

TOTAL REVENUE	54,944	84,602	38,971

EXPENSES

Administration fees - affiliate	125,651	173,313	183,723
Management fee - affiliate	120,004	165,524	175,466
Professional fees	63,924	59,225	81,492
State of New Jersey filing fees	71,358	41,599	39,002
Printing, postage and other	87,483	27,982	14,939

TOTAL EXPENSES	468,420	467,643	494,622

	(413,476)	(383,041)	(455,651)

Equity in income of investment in local partnerships	185,441	112,182	56,282

Loss prior to gain on sale of limited partner interests/local partnership properties	(228,035)	(270,859)	(399,369)

Gain on sale of limited partner interests/local partnership properties	358,750	128,000	217,800

NET INCOME (LOSS)	130,715	(142,859)	(181,569)

Other comprehensive income (loss) - Pemberwick Fund	(13,714)	14,948
Other comprehensive income - investment in bond		2,730
Reclassification of unrealized gain on investment in bond	(2,730)

COMPREHENSIVE INCOME (LOSS)	$114,271	$(125,181)	$(181,569)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$1,307	$(1,429)	$(1,816)
Limited partners	129,408	(141,430)	(179,753)

	$130,715	$(142,859)	$(181,569)

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)	$3.13	$(3.43)	$(4.35)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2012, 2011 AND 2010

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)		Total

Partners' equity (deficit), March 30, 2009	$(347,096)	$2,207,521	$		$1,860,425

Net loss	(1,816)	(179,753)			(181,569)

Partners' equity (deficit), March 30, 2010	(348,912)	2,027,768			1,678,856

Net loss	(1,429)	(141,430)			(142,859)

Other comprehensive income - investment in bond				2,730	2,730

Other comprehensive income - Pemberwick Fund				14,948	14,948

Partners' equity (deficit), March 30, 2011	(350,341)	1,886,338		17,678	1,553,675

Net income	1,307	129,408			130,715

Reclassification of unrealized gain on investment in bond				(2,730)	(2,730)

Other comprehensive loss - Pemberwick Fund				(13,714)	(13,714)

Partners' equity (deficit), March 30, 2012	$(349,034)	$2,015,746		$1,234	$1,667,946

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2012, 2011 AND 2010

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$21,209	$30,884	$2,750
Cash paid for
Administration fees	(163,948)	(288,961)	(25,506)
Management fee	(150,000)	(266,754)	(50,000)
Professional fees	(64,408)	(68,027)	(88,144)
State of New Jersey filing fee	(62,475)	(16,684)	(40,384)
Printing, postage and other expenses	(91,540)	(25,107)	(19,270)

Net cash used in operating activities	(511,162)	(634,649)	(220,554)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(16,540)	(118,727)	(1,556,555)
Redemptions from Pemberwick Fund		527,888	917
Proceeds from redemption of investment in bond	91,000
Investment in bond		(100,940)
Distributions received from local partnerships	2,500	7,393	36,221
Deposit received in connection with sale of limited partner interests/local partnership properties		50,000
Proceeds in connection with sale of limited partner interests/local partnership properties	308,750	128,000	217,800

Net cash provided by (used in) investing activities	385,710	493,614	(1,301,617)

Net decrease in cash and cash equivalents	(125,452)	(141,035)	(1,522,171)

Cash and cash equivalents at beginning of year	154,743	295,778	1,817,949

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,291	$154,743	$295,778

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(13,714)	$14,948

Unrealized gain on investment in bond		$2,730

Reclassification of unrealized gain on investment in bond	$(2,730)

Increase in due from local partnerships included in other income from local partnerships	$37,500	$50,000

Decrease in deferred revenue in connection with sale of limited partner interests/local partnership properties	$50,000

See reconciliation of net income (loss) to net cash used in operating activities on page 23.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2012, 2011 AND 2010

	2012	2011	2010

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$130,715	$(142,859)	$(181,569)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(185,441)	(112,182)	(56,282)
Gain on sale of limited partner interests/local partnership properties	(358,750)	(128,000)	(217,800)
Other income from local partnerships	(40,000)	(57,393)	(36,221)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	1,228	2,048
Loss on redemption of investment in bond	4,914
Decrease (increase) in interest receivable	123	(123)
Increase (decrease) in accounts payable and accrued expenses	4,342	18,988	(12,365)
Increase (decrease) in payable to general partner and affiliates	(68,293)	(216,878)	283,683

NET CASH USED IN OPERATING ACTIVITIES	$(511,162)	$(634,649)	$(220,554)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2012, 2011 AND 2010

1.     Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties L.P. (the "Partnership") was formed on February 12, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners (the “Limited Partners”) on August 19, 1988. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Housing Tax Credit”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. In addition, the Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code.  Such interests were acquired in 1988, 1989 and 1994. Richman Tax Credit Properties L.P. (the "General Partner") was formed on February 10, 1988 to act as the General Partner of the Partnership.

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
MARCH 30, 2012, 2011 AND 2010

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

Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (”Pemberwick”), an investment grade institutional short duration bond fund, at estimated fair value. Realized capital gains (losses) are included in (offset against) interest revenue. Investment in Pemberwick is classified as available-for-sale and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

Investment in Bond

Investment in bond was classified as available-for-sale and represented an investment that the Partnership intended to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell such investment would have been based on various factors, including significant movements in interest rates and liquidity needs. Investment in bond was carried at estimated fair value and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of partners’ equity (deficit).

The premium on investment in bond was amortized using the effective yield method over the duration of the Partnership’s investment. The amortized premium offsets interest revenue. Realized gain (loss) on redemption or sale of investment in bond is included in, or offset against, interest revenue on the basis of the adjusted cost of the investment at the date of redemption or sale.

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
MARCH 30, 2012, 2011 AND 2010

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

3.    Cash and Cash Equivalents

As of March 30, 2012, the Partnership has $29,291 in cash and cash equivalents. Of such amount, $28,286 is held in accounts at two financial institutions in which all non-interest bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and the aggregate of all other accounts at each institution is insured up to $250,000 by the FDIC. The entire amount is FDIC insured as of March 30, 2012. The remaining $1,005 is held in accounts at two financial institutions in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.    Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the “Advisor”) will select investments so that Pemberwick’s assets will be rated “A-” or better by a nationally recognized statistical rating organization (“NRSRO”) such as Moody’s Investor Services, Inc. (“Moody’s”) and/or by Standard & Poor’s Financial Services, LLC (“S&P”) (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States having assets in excess of $200 billion. Approximately 90% or more of Pemberwick’s assets will either be invested in securities rated AA or better (if commercial paper rated in the highest category) by a NRSRO or in securities of banking institutions operating in the United States and having assets in excess of $200 billion.

The weighted average duration of Pemberwick’s assets is approximately 1.86 years as of March 30, 2012. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.02 and $10.14 per share as of March 30, 2012 and 2011, respectively. The Partnership’s investment in Pemberwick as of March 30, 2012 and 2011 is $1,164,251 and $1,161,425, respectively. An unrealized gain of $1,234 as of March 30, 2012 is reflected as accumulated other comprehensive income in the accompanying balance sheet as of March 30, 2012. The Partnership has earned $37,591 of interest revenue from its investment in Pemberwick as of March 30, 2012. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

4.    Investment in Pemberwick Fund (Continued)

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $1,876, $2,184 and $234 in connection with the Partnership’s investment in Pemberwick for the years ended March 30, 2012, 2011 and 2010, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its administration and management fees (see Note 7) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

5.    Investment in Bond

The Partnership carried its investment in bond as available-for-sale because such investment was used to facilitate and provide flexibility for its obligations. Investment in bond was reflected in the accompanying balance sheet as of March 30, 2011 at estimated fair value and was classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). The bond was called during fiscal 2012; accordingly, there is no accumulated other comprehensive income or loss associated with the Partnership’s investment in bond in the accompanying balance sheet as of March 30, 2012. The unrealized gain on investment in bond as of March 30, 2011 is reflected as a reclassification adjustment to accumulated other comprehensive income (loss) and other comprehensive income (loss) in the accompanying financial statements as of and for the year ended March 30, 2012. The Partnership’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

As of March 30, 2011, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Called in fiscal 2012 (see above)	$97,142	$2,730	$--	$99,872

6.    Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in nineteen Local Partnerships. As of March 30, 2012, the Partnership owns a Local Partnership Interest in the following Local Partnerships:

1)	Cobbet Hill Associates Limited Partnership (“Cobbet”)*;
2)	Gulf Shores Apartments Ltd.;
3)	Madison-Bellefield Associates (“Madison-Bellefield”);
4)	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”); and
5)	Vista del Mar Limited Dividend Partnership L.P.

*An affiliate of the General Partner is a Local General Partner of Cobbet.

The Partnership owns a 99% Local Partnership Interest in four of the Local Partnerships noted above. In the case of Santa Juanita, the 99% interest is shared with American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is an affiliate of the General Partner, whereby the Partnership owns 34.64%.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.    Investment in Local Partnerships (Continued)

In connection with the initial purchase of nineteen Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2012 the Partnership is committed to make capital contributions in the aggregate of $36,228,149, which includes Advances to certain Local Partnerships and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in Massachusetts, Alabama, Pennsylvania and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the “Compliance Period”). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the Properties, which receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of the Local Partnerships. As of December 31, 2011, the Local Partnerships have outstanding mortgage loans payable totaling approximately $28,024,000 and accrued interest payable on such loans totaling approximately $15,699,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $2,498,743, $2,941,789 and $3,007,303 for the years ended December 31, 2011, 2010 and 2009, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

For the years ended March 30, 2012 and 2011, the investment in local partnerships activity consists of the following:

	2012	2011

Investment in local partnerships as of March 30, 2011 and 2010	$382,951	$270,769

Distributions from Local Partnerships	(40,000)	(57,393)

Distributions classified as other income	40,000	57,393

Equity in income of investment in local partnerships	185,441	112,182

Investment in local partnerships as of March 30, 2012 and 2011	$568,392	$382,951

The difference between the Partnership’s investment in local partnerships as of March 30, 2012 and 2011 and the amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2011 and 2010 herein Note 6 represents cumulative carrying value adjustments made by the Partnership (see Note 1) in the amount of $596,586.

In March 2012, the Partnership assigned its Local Partnership Interest in Cityside Apartments, L.P. (“Cityside”) to an affiliate of one of the Local General Partners of Cityside. Although the Partnership received no proceeds in connection with the assignment, the Partnership received $37,500 in May 2012 for distributions that were due to the Partnership under the terms of Cityside’s partnership agreement. Such amount is included in due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2012 and is included in other income from local partnerships in the accompanying statement of operations of the Partnership for the year then ended (see Note 1). One of the Local General Partners of Cityside is an affiliate of the General Partner; such Local General Partner was not involved in the assignment. The Partnership’s investment balance in Cityside, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.    Investment in Local Partnerships (Continued)

During the year ended March 30, 2007, the Property owned by 4611 South Drexel Limited Partnership, one of the Partnership’s Local Partnership Interests, was sold. In connection with the sale, the parties established an escrow (the “Escrow”) to provide for the potential payment of certain contingencies related to the sale. During the year ended March 30, 2012, the Partnership received $24,750 upon release of the Escrow; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2012.

In May 2011, the Partnership sold its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) to an affiliate of the Local General Partner of Federal for $334,000; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2012. The Partnership received a $50,000 nonrefundable deposit in January 2011, which is reflected as deferred revenue in the accompanying balance sheet of the Partnership as of March 30, 2011, and the remaining $284,000 during the year ended March 30, 2012. The Partnership’s investment balance in Federal, after cumulative equity losses and distributions, became zero during the year ended March 30, 1997.

In December 2010, Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”), which Local Partnerships have the same Local General Partner (the “Dunbar Local General Partner”), sold their underlying Properties to affiliates of the Dunbar Local General Partner.  In connection with the sales, Dunbar and Dunbar 2 recognized a combined gain of $5,594,810, which is reflected as gain on sale of property in the accompanying statement of operations of the Local Partnerships for the year ended December 31, 2010 herein Note 6.  Although the Partnership received no proceeds in connection with the sales, the purchasers agreed to pay the Partnership $25,000 each for Dunbar and Dunbar 2 for distributions that were due to the Partnership under the terms of the partnership agreements of Dunbar and Dunbar 2. The aggregate of $50,000 is included in due from local partnerships in the accompanying balance sheets of the Partnership and is included in other income from local partnerships in the accompanying statement of operations of the Partnership for the year ended March 30, 2011 (see Note 1). The Partnership’s investment balances in Dunbar and Dunbar 2, after cumulative equity losses and distributions, became zero during the years ended March 30, 1998 and 1997, respectively.

In November 2010, the Partnership sold its Local Partnership Interest in Golden Gates Associates (“Golden Gates”) to an affiliate of the Local General Partner of Golden Gates for $128,000; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2011. The Partnership’s investment balance in Golden Gates, after cumulative equity losses and distributions, became zero during the year ended March 30, 1994.

In November 2009, the Partnership sold its Local Partnership Interests in Pine Hill Estates Limited Partnership (“Pine Hill”) and Winnsboro Homes Limited Partnership (“Winnsboro”) to affiliates of the Local General Partners of Pine Hill and Winnsboro for a cumulative price of $217,800. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010.  The Partnership’s investment balances in Pine Hill and Winnsboro, after cumulative equity losses and distributions, became zero during the years ended March 30, 1997 and 1998, respectively.

In May 2012, Madison-Bellefield sold its underlying Property to an affiliate of the Local General Partners of Madison-Bellefield, in connection with which the Partnership received $2,232,801. There may be additional proceeds after further resolution of Madison-Bellefield’s accounts. The Partnership’s investment balance in Madison-Bellefield, after cumulative equity losses and distributions, is $568,392 as of March 30, 2012, which includes cumulative net equity losses through December 31, 2011. After such sale, and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.    Investment in Local Partnerships (Continued)

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with the Massachusetts Housing Finance Agency (“MHFA”) and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet has been unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. The Local General Partners of Cobbet informed MHFA that they would transfer the ownership of the Property to the unaffiliated management agent or to other parties, which might redevelop and recapitalize the Property. The Partnership does not believe that it will receive any proceeds from such a transfer. Since the date MHFA ceased funding the ODL through December 31, 2011, Cobbet has accumulated over $11,685,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $25,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due. Cumulative Advances made by the Partnership to Cobbet as of March 30, 2012 and 2011 total $392,829, none of which were made during the three year period ended March 30, 2012. Such Advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships. The Partnership’s investment balance in Cobbet, after cumulative equity losses and distributions, became zero during the year ended March 30, 1994.

The Partnership's investment in Madison-Bellefield represents more than 20% of the Partnership's total assets as of March 30, 2012 and 2011 and the equity in income recognized by the Partnership for the years ended March 30, 2012 and 2011 in connection with Madison-Bellefield represents more than 20% of the Partnership’s net income (loss) for such years. The following financial information represents certain balance sheet and operating statement data of Madison-Bellefield as of and for the years ended December 31, 2011 and 2010:

	2011	2010

Total assets	$2,174,375	$2,226,380

Total liabilities	$1,610,134	$1,849,453

Revenue	$1,532,693	$1,468,351

Net income	$187,314	$113,314

The combined balance sheets of the Local Partnerships as of December 31, 2011 and 2010 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2011, 2010 and 2009 are reflected on pages 31 and 32, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.    Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2011 and 2010 are as follows:

	2011	2010

ASSETS

Cash and cash equivalents	$410,413	$245,508
Rents receivable	61,649	78,090
Escrow deposits and reserves	1,535,584	2,245,359
Land	1,848,481	2,128,231
Buildings and improvements (net of accumulated depreciation of $41,237,986 and $45,165,125)	10,897,301	14,852,647
Intangible assets (net of accumulated amortization of $478,800 and $480,931)	358,189	469,462
Other assets	415,762	579,318

	$15,527,379	$20,598,615

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$461,225	$627,146
Due to related parties	1,191,262	3,420,766
Mortgage loans	28,023,871	34,468,023
Notes payable	1,084,519	1,208,205
Accrued interest	15,699,465	14,517,093
Other liabilities	115,520	144,632

	46,575,862	54,385,865

Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	16,237,638	19,052,362
Cumulative loss	(15,072,660)	(18,072,825)

	1,164,978	979,537
General partners and other limited partners
Capital contributions, net of distributions	726,520	898,477
Cumulative loss	(32,939,981)	(35,665,264)

	(32,213,461)	(34,766,787)

	(31,048,483)	(33,787,250)

	$15,527,379	$20,598,615

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.    Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009

REVENUE

Rental	$7,030,623	$10,756,948	$11,431,839
Interest and other	117,168	915,864	272,470

TOTAL REVENUE	7,147,791	11,672,812	11,704,309

EXPENSES

Administrative	1,529,635	2,397,258	2,525,280
Utilities	761,207	1,324,839	1,381,485
Operating and maintenance	1,656,430	3,290,934	2,865,897
Taxes and insurance	592,308	925,718	1,045,516
Financial	2,714,053	3,052,201	3,483,214
Depreciation and amortization	2,277,780	3,304,169	3,421,887

TOTAL EXPENSES	9,531,413	14,295,119	14,723,279

Loss from operations before gain on sale of property	(2,383,622)	(2,622,307)	(3,018,970)

Gain on sale of property	--	5,594,810	--

NET INCOME (LOSS)	$(2,383,622)	$2,972,503	$(3,018,970)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties L.P.	$185,441	$112,182	$56,282
General partners and other limited partners (includes Partnership loss in excess of investment of $2,498,743, $2,941,789 and $3,007,303 and specially allocated income of $5,815,575 in 2010)	(2,569,063)	2,860,321	(3,075,252)

	$(2,383,622)	$2,972,503	$(3,018,970)

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

7.    Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) in the maximum amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership, subject to adjustment under the terms of the Partnership Agreement. The Partnership incurred Management Fees of $120,004, $165,524 and $175,466 for the years ended March 30, 2012, 2011 and 2010, respectively.  Unpaid Management Fees in the amount of $48,049 and $78,045 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2012 and 2011, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Pursuant to an agreement with the General Partner, the Partnership incurs an annual administration fee (the "Administration Fee") in the maximum amount of $152,758 and an annual additional administration fee (the “Additional Administration Fee”) in the maximum amount of $30,965 for administrative services provided to the Partnership, subject to adjustment under the terms of the Partnership Agreement. The Partnership incurred Administration Fees of $104,474, $144,103 and $152,758 for the years ended March 30, 2012, 2011 and 2010, respectively, and Additional Administration Fees of $21,177, $29,210 and $30,965 for the years ended March 30, 2012, 2011 and 2010, respectively.  Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations. Unpaid Administration Fees in the amount of $36,186 and $74,483 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2012 and 2011, respectively.

For the years ended December 31, 2011, 2010 and 2009, Cityside paid and/or incurred the following amounts to an affiliate of the General Partner in connection with services provided to Cityside:

	2011		2010		2009
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$90,555	$88,352	$80,609	$87,639	$89,329	$100,947

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

8.    Taxable Income (Loss)

A reconciliation of the financial statement net income (loss) of the Partnership for the years ended March 30, 2012, 2011 and 2010 to the tax return income for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2012	2011	2010

Financial statement net income (loss) for the years ended March 30, 2012, 2011 and 2010	$130,715	$(142,859)	$(181,569)

Add (less) net transactions occurring between
January 1, 2009 to March 30, 2009	--	--	(112,288)
January 1, 2010 to March 30, 2010	--	(118,151)	118,151
January 1, 2011 to March 30, 2011	(110,315)	110,315	--
January 1, 2012 to March 30, 2012	86,016	--	--

Adjusted financial statement net income (loss) for the years ended December 31, 2011, 2010 and 2009	106,416	(150,695)	(175,706)

Adjustment to Management Fees and Administration Fees pursuant to Internal Revenue Code Section 267	(58,608)	(196,452)	(52,036)

Differences arising from equity in income (loss) of investment in local partnerships	(1,167,318)	3,705,005	(1,615,979)

Differences arising from gain on sale of limited partner interests/local partnership properties	3,211,322	3,646,206	2,340,588

Other income from local partnerships	(5,000)	(62,073)	(57,762)

Interest on Advance to Local Partnership recorded for tax purposes	--	5,743	31,552

Nondeductible flow-through expenses	--	--	99

Nondeductible expenses	3,120	--	--

Other differences	(3,379)	4,054	(818)

Tax return income for the years ended December 31, 2011, 2010 and 2009	$2,086,553	$6,951,788	$469,938

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2011 and 2010 are as follows:

	2011	2010

Investment in local partnerships - financial reporting	$568,392	$382,951
Investment in local partnerships - tax	(23,533,236)	(25,757,681)

	$24,101,628	$26,140,632

Payable to general partner and affiliates in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

9.    Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Interest Receivable

The carrying amount approximates fair value due to the terms of the underlying investment.

The estimated fair values of the Partnership’s other financial instruments as of March 30, 2012 and 2011 are disclosed elsewhere in the notes to the financial statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Tax concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 64, is the sole Director of Richman Tax. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax and a general partner of Secured Income L.P., the sole director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., the sole director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 51, is the President of Richman Tax and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 51, is a Vice President and the Treasurer of Richman Tax. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax.  Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM. Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC. From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 56, is the Secretary of Richman Tax and a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 50, is the Assistant Treasurer of Richman Tax and is the Assistant Treasurer of Richman Group.  Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.       Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Tax and did not pay any such compensation during the year ended March 30, 2012 or during the prior two fiscal years.  During the year ended March 30, 2012 and during the prior two fiscal years, Richman Tax did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Tax receive compensation from certain affiliates of Richman Tax for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068, are the owners of 4,626 Units, representing approximately 11.20% of all such Units. As of June 4, 2012, no person or entity, other than Prizm Investments and certain affiliates thereof, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Tax nor the director or any officer of Richman Tax own any Units. Richman Tax is wholly-owned by Richard Paul Richman.

Item 13.       Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2013.

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

Indebtedness of Management

No officer or director of Richman Tax or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2012 and 2011.

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

Item 14.        Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2012 and 2011:

	2012	2011

Audit Fees	$39,825	$39,825
Audit-Related Fees	--	--
Tax Fees	$13,275	$13,814
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2012 and 2011.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2012 and 2011 principal accountant fees and services.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

	(1)	Financial Statements.

See Item 8 - Financial Statements and Supplementary Data.

	(2)	Financial Statement Schedules.

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

	(3)	Exhibits.

Incorporated by
	Exhibit	Reference to
3.1	Certificate of Limited Partnership of Registrant	Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-11 dated April 29, 1988 (File No. 33-20391)
4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed May 6, 1988 (File No. 33-20391)
10.1	4611 South Drexel Limited Partnership Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)
10.2	B & V, Ltd. Fourth Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)
10.3	B & V Phase I, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1994 (File No. 0-17619)
10.4	B & V Phase I, Ltd. Assignment of Partnership Interests, Assumption of Responsibilities, and Waiver of Conditions	Exhibit 10.4 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-17619)
10.5	Blue Hill Housing Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)
10.6	Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)
10.7	Amendment No. 1 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-K Report for the year ended March 30, 1992 (File No. 0-17619)
10.8	Amendment No. 2 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report for the year ended March 30, 1992 (File No. 0-17619)

Incorporated by
	Exhibit	Reference to
10.9	Amendment No. 3 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1992 (File No. 0-17619)
10.10	Cobbet Hill Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)
10.11	Cobbet Hill Associates Limited Partnership First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)
10.12	Cobbet Hill Associates Limited Partnership Second Amendment to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)
10.13	Dunbar Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report for he year ended March 30, 1990 (File No. 0-17619)
10.14	Dunbar Limited Partnership No. 2 Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)
10.15	Erie Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 10-K Report for the year ended March 30, 1989 (File No. 33-20391)
10.16	Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)
10.17	First Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.14 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)
10.18	Second Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)
10.19	Golden Gates Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)
10.20	Grove Park Housing, A California Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)
10.21	Gulf Shores Apartments Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-K Report for the year ended March 30, 1989 (File No. 33-20391)

Incorporated by
	Exhibit	Reference to
10.22	Hilltop North Associates, A Virginia Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.12 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)
10.23	Madison-Bellefield Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)
10.24	Amended and Restated Articles of Partnership in Commendam of Pine Hill Estates Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)
10.25	Santa Juanita Limited Dividend Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)
10.26	Second Amendment of Limited Partnership of Santa Juanita Limited Dividend Partnership and Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report for the year ended March 30, 1994 (File No. 0-17619)
10.27	Amendment No. 1 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.24 hereof.)	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)
10.28	Amendment No. 2 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)
10.29	Vista Del Mar Limited Dividend Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-K Report for the year ended March 30, 1989 (File No. 33-20391)
10.30	Certificate of Amendment of Limited Partnership of Vista Del Mar Limited Dividend Partnership and Amendment No. 1 to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.25 to Form 10-K Report for the year ended March 30, 1994 (File No. 0-17619)
10.31	Amendment No. 1 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.28 hereof.)	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)
10.32	Amendment No. 2 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)
10.33	Amended and Restated Articles of Partnership in Commendam of Winnsboro Homes Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)
10.34	The B & V, Ltd. Investment Agreement	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1994 (File No. 0-17619)

Incorporated by
	Exhibit	Reference to
10.35	The B & V Phase I, Ltd. Investment Agreement	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1994 (File No. 0-17619)
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Section 1350 Certification of Chief Executive Officer.
*32.2	Section 1350 Certification of Chief Financial Officer.
99.22	Pages 21 through 35 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.22 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)
99.23	Pages 51 through 75 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.23 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)
99.24	Pages 89 through 91 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.24 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)
99.25	Pages 16 through 19 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.25 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)
99.26	Supplement No. 1 dated August 11, 1988 to Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.26 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)
99.27	Supplement No. 2 dated September 20, 1988 to Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.27 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)
99.28	Independent Auditors’ Report of Cobbet Hill Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.26 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-17619)
99.29	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.27 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-17619)
99.30	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.28 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-17619)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*Filed herewith.

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(b)        Exhibits.

See (a)(3) above.

(c)        Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties L.P.,
General Partner

By: Richman Tax Credit Properties Inc.,
general partner

Dated: June 26, 2012	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 26, 2012	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 26, 2012
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 26, 2012
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of the	June 26, 2012
(Richard Paul Richman)	General Partner