Form 10-Q
period 2012-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2013-02-08
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2012

OR

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________to ____________

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

Large Accelerated Filer ___ Accelerated Filer ___ Non-Accelerated Filer ___Smaller Reporting Company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No   X

As of February 8, 2013, there are 41,286 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2012	2012

ASSETS

Cash and liquid investments

Cash and cash equivalents	$2,298,859	$29,291
Investment in Pemberwick Fund - a short duration bond fund	924,641	1,164,251

Total cash and liquid investments	3,223,500	1,193,542

Due from local partnerships		87,500
Investment in local partnerships		568,392

	$3,223,500	$1,849,434

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$53,675	$97,253
Payable to general partner and affiliates	6,573	84,235

	60,248	181,488

Commitments and contingencies

Partners' equity (deficit)

General partner	(334,163)	(349,034)
Limited partners (41,286 units of limited partnership interest outstanding)	3,488,021	2,015,746
Accumulated other comprehensive income	9,394	1,234

	3,163,252	1,667,946

	$3,223,500	$1,849,434

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2012 AND 2011
(UNAUDITED)

	Three Months Ended December 30, 2012	Nine Months Ended December 30, 2012	Three Months Ended December 30, 2011	Nine Months Ended December 30, 2011

REVENUE

Interest	$5,884	$12,821	$4,442	$11,197
Other income from local partnerships			2,500	2,500

TOTAL REVENUE	5,884	12,821	6,942	13,697

EXPENSES

Administration fees	17,393	54,722	30,591	95,060
Management fee	16,611	52,262	29,216	90,787
Professional fees	15,380	47,184	7,686	46,043
State of New Jersey filing fee	17,840	53,520	11,545	34,633
Printing, postage and other	5,440	12,935	1,205	10,537

TOTAL EXPENSES	72,664	220,623	80,243	277,060

	(66,780)	(207,802)	(73,301)	(263,363)

Equity in income (loss) of investment in local partnerships		(10,295)	55,092	144,463

Loss prior to gain on sale of limited partner interests/local partnership properties	(66,780)	(218,097)	(18,209)	(118,900)

Gain on sale of limited partner interests/local partnership properties	30,539	1,705,243		358,750

NET INCOME (LOSS)	(36,241)	1,487,146	(18,209)	239,850

Other comprehensive income (loss) - Pemberwick Fund	(1,794)	8,160	(1,155)	(29,936)
Reclassification of unrealized gain on investment in bond				(2,730)

COMPREHENSIVE INCOME (LOSS)	$(38,035)	$1,495,306	$(19,364)	$207,184

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(363)	$14,871	$(182)	$2,399
Limited partners	(35,878)	1,472,275	(18,027)	237,451

	$(36,241)	$1,487,146	$(18,209)	$239,850

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)	$(.87)	$35.66	$(.44)	$5.75

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$12,821	$17,462
Cash paid for
Administration fees	(84,335)	(160,726)
Management fees	(100,311)	(150,000)
Professional fees	(58,294)	(57,997)
State of New Jersey filing fee	(83,950)	(62,475)
Printing, postage and other expenses	(14,973)	(16,632)

Net cash used in operating activities	(329,042)	(430,368)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(10,661)	(12,795)
Redemptions from Pemberwick Fund	258,431
Distributions received from local partnerships	87,500	2,500
Proceeds in connection with sale of limited partner interests/local partnership properties	2,263,340	308,750
Proceeds from redemption of investment in bond		91,000

Net cash provided by investing activities	2,598,610	389,455

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners		(64,097)

Net cash used in financing activities		(64,097)

Net increase (decrease) in cash and cash equivalents	2,269,568	(105,010)

Cash and cash equivalents at beginning of period	29,291	154,743

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,298,859	$49,733

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$8,160	$(29,936)

Reclassification of unrealized gain on investment in bond		$(2,730)

Decrease in deferred revenue in connection with sale of limited partner interests/local partnership properties		$50,000

See reconciliation of net income to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$1,487,146	$239,850

Adjustments to reconcile net income to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	10,295	(144,463)
Gain on sale of limited partner interests/local partnership properties	(1,705,243)	(358,750)
Other income from local partnerships		(2,500)
Amortization of premium on investment in bond		1,228
Loss on redemption of investment in bond		4,914
Decrease in interest receivable		123
Decrease in accounts payable and accrued expenses	(43,578)	(45,891)
Decrease in due to general partner and affiliates	(77,662)	(124,879)

NET CASH USED IN OPERATING ACTIVITIES	$(329,042)	$(430,368)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2012
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted, in part, by the combined results of operations of the Partnership’s investee partnerships (the “Local Partnerships”), which are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods. Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2012 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

The accompanying unaudited statement of cash flows for the nine months ended December 30, 2011 reflects distributions to partners of $64,097. Such amount was re-characterized as an expense in the Partnership’s audited financial statements as of and for the year ended March 30, 2012.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in nineteen Local Partnerships representing capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of December 30, 2012, the Partnership holds a Local Partnership Interest in three Local Partnerships (see discussion below regarding the proposed sales of the Partnership’s three remaining Local Partnership Interests. The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2012, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2012	$568,392

Equity in loss of investment in local partnerships	(10,295	) *

Distributions from local partnerships	(2,263,340)

Gain on sale of limited partner interests/local partnership properties	1,705,243

Investment in local partnerships as of December 30, 2012	$--

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
DECEMBER 30, 2012
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

In May 2012, Madison-Bellefield Associates (“Madison-Bellefield”) sold its underlying Property to an affiliate of the Local General Partners of Madison-Bellefield, in connection with which the Partnership received $2,263,340. After accounting for its share of cumulative income, losses and distributions, the Partnership recognized a gain of $1,705,243 in connection with the sale, which amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. Madison-Bellefield has since been dissolved. After such sale and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance.

In August 2012, the Partnership sold its Local Partnership Interest in Gulf Shores Apartments Ltd. (“Gulf Shores”) to the Local General Partner of Gulf Shores; no proceeds were received in connection with the sale. The Partnership’s investment balance in Gulf Shores, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

In December 2012, the Partnership entered into contracts to sell its Local Partnership Interests in Santa Juanita Limited Dividend Partnership (“Santa Juanita”) and Vista del Mar Limited Dividend Partnership (“Vista del Mar”) to an affiliate of the Local General Partners of Santa Juanita and Vista del Mar; there will be no proceeds in connection with the proposed sales. Such Local Partnerships have the same Local General Partner. The proposed sales are subject to the approval of the United States Department of Housing and Urban Development (“HUD”); there can be no assurance that HUD will approve either or both of the contracts. The Partnership’s investment balance in Santa Juanita and Vista del Mar, after cumulative equity losses and distributions, became zero during the years ended March 30, 2003 and 2002, respectively.

In December 2012, the Partnership entered into a contract to sell its Local Partnership Interest in Cobbet Hill Associates Limited Partnership (“Cobbet”) to one of the Local General Partners of Cobbet; there will be no proceeds in connection with the proposed sale. One of the Local General Partners of Cobbet is an affiliate of the General Partner; such Local General Partner was not involved in the proposed sale. The proposed sale is subject to the approval of Cobbet’s mortgage lender, the Massachusetts Housing Finance Agency (“MHFA”); there can be no assurance that MHFA will approve the contract. The Partnership’s investment balance in Cobbet, after cumulative equity losses and distributions, became zero during the year ended March 30, 1994.

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet has been unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. Since the date MHFA ceased funding the ODL through December 31, 2011, Cobbet has accumulated over $11,685,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $25,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due. Cumulative Advances made by the Partnership to Cobbet as of December 30, 2012 total $392,829, none of which were made during the nine months then ended. Such Advances were recorded as investment in local partnerships and were written off as additional equity in loss of investment in local partnerships.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2012
(UNAUDITED)

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.11 per share as of December 30, 2012. An unrealized gain of $9,394 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2012. As of December 30, 2012, the Partnership has earned $49,821 of interest revenue from its investment in Pemberwick.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2012, American Tax Credit Properties L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2012, primarily as the result of proceeds received in connection with Madison-Bellefield Associates’ (“Madison-Bellefield”) sale of its underlying operating property (see discussion below under Results of Operations and Local Partnership Matters). Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in operating partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the Local Partnerships. During the nine months ended December 30, 2012, Registrant received cash from interest revenue, proceeds in connection with Madison-Bellefield’s sale of its underlying Property, redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”) and distributions from Local Partnerships and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $2,030,000 during the nine months ended December 30, 2012 (which includes an unrealized gain on investment in Pemberwick of approximately $8,000). During the nine months ended December 30, 2012, investment in local partnerships decreased as a result of Madison-Bellefield’s sale of its underlying Property. Madison-Bellefield was the only Local Partnership in which Registrant continued to have an investment balance (see discussion below under Results of Operations and Local Partnership Matters). After such sale, and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance. Payable to general partner and affiliates represents accrued administration fees in the accompanying unaudited balance sheet as of December 30, 2012.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of Madison-Bellefield’s sale of its underlying Property (see discussion below under Local Partnership Matters), and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the nine months ended December 30, 2012.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the three months ended December 30, 2012 and 2011 resulted in net losses of $36,241 and $18,209, respectively. The increase is primarily attributable to a decrease in equity in income of investment in local partnerships of approximately $55,000, which is attributable to a decrease in the net operating income of the Local Partnership in which Registrant continued to have an investment balance, partially offset by an increase in gain on sale of limited partner interests/local partnership properties of approximately $31,000 in connection with Madison-Bellefield’s sale of its underlying Property (see discussion below under Local Partnership Matters). Other comprehensive loss for the three months ended December 30, 2012 resulted from an unrealized loss on investment in Pemberwick of $1,794.

Registrant’s operations for the nine months ended December 30, 2012 and 2011 resulted in net income of $1,487,146 and $239,850, respectively. The increase is primarily attributable to (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $1,346,000 in connection with Madison-Bellefield’s sale of its underlying Property (see discussion below under Local Partnership Matters) and (ii) a decrease in administration and management fees in the aggregate of approximately $79,000, all partially offset by a decrease in equity in income of investment in local partnerships of approximately $155,000, which is attributable to a decrease in the net operating income of the Local Partnership in which Registrant continued to have an investment balance. Other comprehensive income for the nine months ended December 30, 2012 resulted from an unrealized gain on investment in Pemberwick of $8,160.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its limited partners (the “Limited Partners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its Local Partnership Interests. As of February 2013, Registrant owns three of the nineteen Local Partnership Interests initially acquired. See discussion below regarding the proposed sales of Registrant’s three remaining Local Partnership Interests. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve. There can be no assurance as to when Registrant will dispose of the Local Partnership Interests, when the Local Partnerships will dispose of the Properties, or the amount of proceeds which may be received in such dispositions.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The remaining Properties are comprised of subsidized and leveraged low-income multifamily residential complexes located in Massachusetts and Puerto Rico. The remaining Local Partnerships receive rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of the remaining Local Partnerships. The remaining Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. Two of the remaining Local Partnerships entered into restructuring agreements in a prior year, resulting in a change to both rent subsidy and mandatory debt service.

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

In May 2012, Madison-Bellefield sold its underlying Property to an affiliate of the Local General Partners of Madison-Bellefield, in connection with which Registrant received $2,263,340. After accounting for its share of cumulative income, losses and distributions, Registrant recognized a gain of $1,705,243 in connection with the sale, which amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. Madison-Bellefield has since been dissolved. After such sale and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance.

In August 2012, Registrant sold its Local Partnership Interest in Gulf Shores Apartments Ltd. (“Gulf Shores”) to the Local General Partner of Gulf Shores; no proceeds were received in connection with the sale. Registrant’s investment balance in Gulf Shores, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

In December 2012, Registrant entered into contracts to sell its Local Partnership Interests in Santa Juanita Limited Dividend Partnership (“Santa Juanita”) and Vista del Mar Limited Dividend Partnership (“Vista del Mar”) to an affiliate of the Local General Partners of Santa Juanita and Vista del Mar; there will be no  proceeds in connection with the proposed sales. Such Local Partnerships have the same Local General Partner. The proposed sales are subject to the approval of HUD; there can be no assurance that HUD will approve either or both of the contracts. Registrant’s investment balance in Santa Juanita and Vista del Mar, after cumulative equity losses and distributions, became zero during the years ended March 30, 2003 and 2002, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

In December 2012, Registrant entered into a contract to sell its Local Partnership Interest in Cobbet Hill Associates Limited Partnership (“Cobbet”) to one of the Local General Partners of Cobbet; there will be no proceeds in connection with the proposed sale. One of the Local General Partners of Cobbet is an affiliate of the General Partner; such Local General Partner was not involved in the proposed sale. The proposed sale is subject to the approval of Cobbet’s mortgage lender, the Massachusetts Housing Finance Agency (“MHFA”); there can be no assurance that MHFA will approve the contract. Registrant’s investment balance in Cobbet, after cumulative equity losses and distributions, became zero during the year ended March 30, 1994.

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

●
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the nine months ended December 30, 2012.

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

Item 3.       Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk. The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, liquidity risk, management risk, government security risk and valuation risk. Typically, when interest rates rise, the market prices of fixed income securities go down. Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers. As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers. These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return. An unrealized gain of $9,394 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2012. As of December 30, 2012, Registrant has earned $49,821 of interest revenue from its investment in Pemberwick.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2012.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 4.       Controls and Procedures (Continued).

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In connection with the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2012, Registrant has disposed of its then remaining four Local Partnership Interests, although three such interests have been sold pending lender and/or agency approval (see Item 2 of Part I for further disclosure).

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins - XBRL Instance.*
Exhibit 101.xsd - XBRL Schema.*
Exhibit 101.cal - XBRL Calculation.*
Exhibit 101.def - XBRL Definition.*
Exhibit 101.lab - XBRL Label.*
Exhibit 101.pre - XBRL Presentation.*

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 ofthe Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shallnot be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties L.P.,
General Partner

By: Richman Tax Credit Properties Inc.,
general partner

Dated: February 8, 2013	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: February 8, 2013	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: February 8, 2013	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director