Form 10-K
period 2013-03-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2013-06-27
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2013

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

Large Accelerated Filer          Accelerated Filer          Non-Accelerated Filer          Smaller Reporting Company     X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No     X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 27, 2013, there are 41,286 units outstanding.  The aggregate sales price for such units was $41,286,000.

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

PART I

Item 1.                    Business.

General Development of Business and Narrative Description of Business

American Tax Credit Properties L.P. (the "Registrant"), a Delaware limited partnership, was formed on February 12, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (“IRC”), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Local Partnerships hold their respective Properties in fee. Registrant initially invested in nineteen such Local Partnerships, including one whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the IRC (the “Historic Rehabilitation Tax Credit”). Registrant considers its activity to constitute a single industry segment.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests.  As of June 2013, Registrant owns three of the nineteen Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

The Properties owned by the three remaining Local Partnerships have some form of a government funded rental subsidy that affords the low-income tenants the ability to reside at the Properties. During the period that a subsidy agreement between the United States Department of Housing and Urban Development (“HUD”) and a Local Partnership is in existence, the Local Partnership Interest of such Local Partnership may not be sold, and the Property may not be transferred by the Local Partnership to another entity, without HUD’s approval, which may be subject to various conditions.  In particular, the transfer of title of the Properties by the Local Partnerships is expected to be required to be closed in escrow pending HUD approval.  In addition, as a condition to certain disposals, Registrant anticipates that HUD will require the Local Partnerships to dedicate resources to maintenance in order to correct deficiencies in the physical condition of the Properties. Correction of such deficiencies will probably require expenditures of significant amounts of funds, thus effectively reducing the amount of any net proceeds from the sale of the Property.  There can be no assurance that the required governmental agencies will approve any of the requested transfers, that such approvals will be received in a timely manner or that other conditions will not be imposed for such approvals. The failure to obtain or a delay in obtaining any required approvals would have adverse consequences to the Limited Partners.

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

Item 1A.                 Risk Factors.

Risks Relating to Registrant’s Business and Industry

There is no guarantee that the remaining Properties will be sold or, if sold, that Registrant would receive any proceeds.

As noted above in Item 1 - Business, in a prior year Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. However, the market of interested buyers of the Properties is limited. Some of the factors which negatively impact the marketability of the Properties, or equivalently, the Local Partnership Interests, include:

●	the Extended Use Provisions;

●
the substantial remaining mortgage balances on the Properties, which are typically very near the initial balances as a result of the heavily subsidized debt of the Local Partnership and the lengthy (usually near 40-year) amortization period of the debt; and

●	poor economic conditions.

It is generally expected, therefore, that in the event a sale of a Property by a Local Partnership can be consummated, the net proceeds of such sale, after repayment of any outstanding debt and other liabilities, are not likely to be significant.  Moreover, a portion of the net proceeds from the sale of a Property by a Local Partnership may be payable to the Local General Partner and/or affiliates thereof for prior operating advances and deferred fees. As such, there will likely not be significant proceeds, if any, upon a sale of a Property that will be available for distribution by the Local Partnership to Registrant. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests.  However, it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

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

The Properties owned by the three remaining Local Partnerships have some form of a government funded rental subsidy, which affords the low-income tenants the ability to reside at the Properties. The Local Partnerships are extremely reliant on such subsidies. If the respective rental subsidy programs were to be materially modified or eliminated, the Local Partnerships’ rental revenue would likely be significantly reduced. To the extent that revenues are not sufficient to meet operating expenses and service the respective mortgages of the Properties, such Local Partnership would be required to use reserves and any other funds available to avoid foreclosure of the subject Property. Registrant’s investments in the Local Partnerships are highly leveraged, and there can be no assurance that additional funds would be available to any Local Partnership or Registrant, if needed. In addition, there can be no assurance that, when a Property is sold, the proceeds from a sale will be sufficient to pay the balance due on the mortgage loans or any other outstanding indebtedness to which the Local Partnership is subject.

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

Registrant initially acquired Local Partnership Interests in nineteen Local Partnerships.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2004 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2013, Registrant owns three of the nineteen Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s remaining Local Partnership Interests and ultimately the dissolution of Registrant.

In the event a sale of the remaining Properties cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period. While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. There can be no assurance as to when the Local Partnerships will dispose of the Properties, when Registrant will dispose of the remaining Local Partnership Interests or the amount of proceeds which may be received in such dispositions. In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Registrant owns a 99% Local Partnership Interest in two of the three remaining Local Partnerships. In the case of Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"), the 99% interest is shared with American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is an affiliate of the General Partner, whereby Registrant owns 34.64%. The Local Partnership Interests were initially acquired by Registrant in 1988 and 1989, with the exception of the Local Partnership Interest in B & V Phase I, Ltd., which was acquired in 1994.

Item 2.                    Properties (Continued).

The three remaining Local Partnerships receive rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of the subsidies below). The Section 8 contracts expire at various times. Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all of the remaining Local Partnerships. The remaining Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. Two of the three remaining Local Partnerships entered into restructuring agreements in a prior year, resulting in a change to both rent subsidy and mandatory debt service.

Item 2.                    Properties (Continued).

			Mortgage loans
Name of Local Partnership	Number		payable as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2012		footnotes)

4611 South Drexel Limited Partnership (3), (13) South Drexel Apartments Chicago, Illinois	44	$1,354,968	$--	(3)

B & V, Ltd. (3) Homestead Apartments Homestead, Florida	158	2,050,795	--	(3)

B & V Phase I, Ltd. (3) Gardens of Homestead Homestead, Florida	97	140,000	--	(3)

Blue Hill Housing Limited Partnership (3) Blue Hill Housing Grove Hall, Massachusetts	144	4,506,082	--	(3)

Cityside Apartments, L.P. (4), (8) Cityside Apartments Trenton, New Jersey	126	6,098,988	--	(4)

Cobbet Hill Associates Limited Partnership (12), (13) Cobbet Hill Apartments Lynn, Massachusetts	117	5,303,771	12,371,562		(1a,b&c)

Dunbar Limited Partnership (3), (6) Spring Grove Apartments Chicago, Illinois	101	1,518,229	--	(3)

Dunbar Limited Partnership No. 2 (3), (6) Park View Apartments Chicago, Illinois	102	1,701,849	--	(3)

Erie Associates Limited Partnership (3) Erie Apartments Springfield, Massachusetts	18	755,737	--	(3)

Federal Apartments Limited Partnership (3), (7) Federal Apartments Fort Lauderdale, Florida	164	2,832,224	--	(3)

Golden Gates Associates (3), (5) Golden Gates Brooklyn, New York	85	879,478	--	(3)

Grove Park Housing, A California Limited Partnership (3) Grove Park Apartments Garden Grove, California	104	1,634,396	--	(3)

Item 2.                    Properties (Continued).

				Mortgage loans
Name of Local Partnership	Number			payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2012		footnotes)

Gulf Shores Apartments Ltd. (4), (10) Morgan Trace Apartments Gulf Shores, Alabama	50	$352,693		$--	(4)

Hilltop North Associates, A Virginia Limited Partnership (3), (13) Hilltop North Apartments Richmond, Virginia	160	1,470,734		--	(3)

Madison-Bellefield Associates (4), (9) Bellefield Dwellings Pittsburgh, Pennsylvania	158	1,047,744		--	(4)

Pine Hill Estates Limited Partnership (3) Pine Hill Estates Shreveport, Louisiana	110	613,499		--	(3)

Santa Juanita Limited Dividend Partnership L.P. (11) Santa Juanita Apartments Bayamon, Puerto Rico	45	313,887	(2)	1,313,071		(1a,b,c&d)

Vista del Mar Limited Dividend Partnership L.P. (11),(13) Vista del Mar Apartments Fajardo, Puerto Rico	152	3,363,345		5,525,679		(1a,b,c&d)

Winnsboro Homes Limited Partnership (3) Winnsboro Homes Winnsboro, Louisiana	50	289,730		--	(3)

		$36,228,149		$19,210,312

(1)	Description of Subsidies:

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

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 in Note 6 to the accompanying financial statements.

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2012 in Note 6 to the accompanying financial statements.

Item 2.                    Properties (Continued).

(5)
Registrant sold its Local Partnership Interest in November 2010 to an affiliate of the Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2010.

(6)
The Local Partnership sold its underlying Property in December 2010 to an affiliate of the Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2010.

(7)
Registrant sold its Local Partnership Interest in May 2011 to an affiliate of the Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2011 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(8)
Registrant assigned its Local Partnership Interest in March 2012 to an affiliate of one of the Local General Partners. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of assignment.

(9)
The Local Partnership sold its underlying Property in May 2012 to an affiliate of the Local General Partners. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)
Registrant sold its Local Partnership Interest in August 2012 to the Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(11)
Registrant has entered into a contract to sell its Local Partnership Interest to an affiliate of the Local General Partner; such Local Partnerships have the same Local General Partner (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(12)
Registrant has entered into a contract to sell its Local Partnership Interest to an affiliate of one of the Local General Partners (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(13)	Capital contribution includes voluntary advances made by Registrant to the Local Partnership.

Item 3.                    Legal Proceedings.

None.

Item 4.                    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 13, 2013 was approximately 1,879, holding an aggregate of 41,286 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners from the operations of the Local Partnerships in the future (see discussion below). There were no cash distributions to the Limited Partners during the years ended March 30, 2013 and 2012.

Low-income Housing Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by the Limited Partners to offset federal income tax liabilities. Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,528 per Unit, net of circumstances which have given rise to recapture. The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2003 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2004. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests, when the Local Partnerships will dispose of the Properties, or the amount of proceeds, if any, which may be received in such dispositions. After Registrant disposes of its remaining Local Partnership Interests and after payment of all other obligations, Registrant intends to make a distribution to the Limited Partners under the terms of the Partnership Agreement and dissolve. There can be no assurance as to whether a distribution will be made, or the amount and timing of such distribution.

Recent Sales of Unregistered Securities

None.

Item 6.                    Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in two closings with aggregate Limited Partners’ capital contributions of $41,286,000. In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $4,781,000 and established a working capital reserve of approximately $2,271,000. The remaining net proceeds of approximately $34,234,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (“IRC”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the IRC. The Net Proceeds were utilized in acquiring a Local Partnership Interest in eighteen Local Partnerships. Registrant utilized reserves of $140,000 to acquire an additional Local Partnership Interest at a later date.

As of March 30, 2013, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $3,214,413, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its remaining Local Partnership Interests.  See discussion below under Local Partnership Matters regarding contracts for the sale of the remaining Local Partnership Interests.

During the year ended March 30, 2013, Registrant received cash from interest revenue, redemptions from Pemberwick, distributions from Local Partnerships and proceeds in connection with Madison-Bellefield Associates’ (“Madison-Bellefield”) sale of its underlying Property (see discussion below under Results of Operations and Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $2,021,000 during the year ended March 30, 2013 (which includes an unrealized gain on investment in Pemberwick of approximately $9,000).

During the year ended March 30, 2013, investment in local partnerships decreased as a result of Madison-Bellefield’s sale of its underlying Property. Madison-Bellefield was the only Local Partnership in which Registrant continued to have an investment balance (see discussion below under Results of Operations and Local Partnership Matters). After such sale, and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance. Payable to general partner and affiliates represents accrued administration and management fees in the accompanying balance sheet as of March 30, 2013.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. However, the combined statements of operations of the Local Partnerships reflected in Note 6 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances. As a result of Madison-Bellefield’s sale of its underlying Property (see discussion below under Local Partnership Matters), and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

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

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the years ended March 30, 2013, 2012 and 2011 resulted in net income (loss) of $1,455,675, $130,715 and $(142,859), respectively. The increase in net income from fiscal 2012 to 2013 is primarily attributable to (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $1,346,000 (see discussion below under Local Partnership Matters), (ii) a decrease in administration and management fees in the aggregate of approximately $115,000 and (iii) a decrease in other operating expenses of approximately $98,000, of which approximately $64,000 is attributable to taxes incurred in connection with certain Local Partnerships’ Property sales in a prior year, all partially offset by (i) a decrease in equity in income of investment in local partnerships of approximately $196,000, which is attributable to a decrease in the net operating income of the Local Partnership in which Registrant continued to have an investment balance and (ii) a decrease in other income from local partnerships of $40,000. Other comprehensive income for the year ended March 30, 2013 resulted from an unrealized gain on investment in Pemberwick of $9,074. The increase in net income from fiscal 2011 to 2012 is primarily attributable to (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $231,000, (ii) a decrease in administration and management fees in the aggregate of approximately $93,000 and (iii) an increase in equity in income of investment in local partnerships of approximately $73,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continued to have an investment balance, all partially offset by (i) an increase in other operating expenses of approximately $94,000, of which approximately $64,000 is attributable to taxes incurred in connection with certain Local Partnerships’ Property sales in a prior year and (ii) a decrease in interest revenue and other income from local partnerships in the cumulative amount of approximately $30,000. Other comprehensive loss for the year ended March 30, 2012 resulted from an unrealized loss on investment in Pemberwick of $13,714 and the reclassification of unrealized gain on investment in bond of $2,730.

The Local Partnerships’ net income of approximately $479,000 for the year ended December 31, 2012 includes gain on sale of property of approximately $2,661,000,  depreciation and amortization expense of approximately $1,534,000 and interest on non-mandatory debt of approximately $407,000, and does not include principal payments on permanent mortgages of approximately $356,000. The Local Partnerships’ net loss of approximately $2,384,000 for the year ended December 31, 2011 includes depreciation and amortization expense of approximately $2,278,000 and interest on non-mandatory debt of approximately $364,000, and does not include principal payments on permanent mortgages of approximately $716,000. The Local Partnerships’ net income of approximately $2,973,000 for the year ended December 31, 2010 includes gain on sale of property of approximately $5,595,000, depreciation and amortization expense of approximately $3,304,000 and interest on non-mandatory debt of approximately $586,000, and does not include principal payments on permanent mortgages of approximately $702,000. The results of operations of the Local Partnerships for the year ended December 31, 2012 are not necessarily indicative of the results that may be expected in future periods. Revenue and expense fluctuations over the past three years have resulted primarily from Registrant’s sales of Local Partnership Interests and certain Local Partnerships’ Property sales.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2013, Registrant owns three of the nineteen Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The three remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in Massachusetts and Puerto Rico. The three remaining Local Partnerships receive rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The Section 8 contracts expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all of the remaining Local Partnerships. The remaining Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. Two of the three remaining Local Partnerships entered into restructuring agreements in a prior year, resulting in a change to both rent subsidy and mandatory debt service.

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

During the year ended March 30, 2013, Madison-Bellefield sold its underlying Property to an affiliate of the Local General Partners of Madison-Bellefield, in connection with which Registrant received $2,263,340. After accounting for its share of cumulative income, losses and distributions, Registrant recognized a gain of $1,705,243 in connection with the sale, which amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2013. Madison-Bellefield has been dissolved. After such sale and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance.

During the year ended March 30, 2013, Registrant sold its Local Partnership Interest in Gulf Shores Apartments Ltd. (“Gulf Shores”) to the Local General Partner of Gulf Shores; no proceeds were received in connection with the sale. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Gulf Shores reached a zero balance prior to the sale.

In December 2012, Registrant entered into contracts to sell its Local Partnership Interests in Santa Juanita Limited Dividend Partnership (“Santa Juanita”) and Vista del Mar Limited Dividend Partnership (“Vista del Mar”) to an affiliate of the Local General Partners of Santa Juanita and Vista del Mar; there will be no proceeds in connection with the proposed sales. Such Local Partnerships have the same Local General Partner. The proposed sales are subject to the approval of HUD; there can be no assurance that HUD will approve either or both of the contracts. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Santa Juanita and Vista del Mar reached a zero balance in a prior year.

In December 2012, Registrant entered into a contract to sell its Local Partnership Interest in Cobbet Hill Associates Limited Partnership (“Cobbet”) to one of the Local General Partners of Cobbet; there will be no proceeds in connection with the proposed sale. One of the Local General Partners of Cobbet is an affiliate of the General Partner; such Local General Partner is not involved in the proposed sale. The proposed sale is subject to the approval of Cobbet’s mortgage lender, the Massachusetts Housing Finance Agency (“MHFA”); there can be no assurance that MHFA will approve the contract. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Cobbet reached a zero balance in a prior year.

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet has been unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. Since the date MHFA ceased funding the ODL through December 31, 2012, Cobbet has accumulated over $13,134,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $26,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.

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

●
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties L.P.

We have audited the accompanying balance sheet of American Tax Credit Properties L.P. (the “Partnership”) as of March 30, 2013, and the related statements of operations and comprehensive income (loss), changes in partners' equity (deficit) and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/CohnReznick LLP

Sacramento, California
June 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties L.P.

We have audited the accompanying balance sheet of American Tax Credit Properties L.P. (the “Partnership”) as of March 30, 2012, and the related statements of operations and comprehensive income (loss), changes in partners’ equity (deficit) and cash flows for the years ended March 30, 2012 and 2011. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties L.P. as of March 30, 2012, and the results of its operations and its cash flows for the years ended March 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 26, 2012

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
MARCH 30, 2013 AND 2012

	2013	2012

ASSETS

Cash and liquid investments

Cash and cash equivalents	$2,286,126	$29,291
Investment in Pemberwick Fund - a short duration bond fund	928,287	1,164,251

Total cash and liquid investments	3,214,413	1,193,542

Due from local partnerships		87,500
Investment in local partnerships		568,392

	$3,214,413	$1,849,434

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$54,630	$97,253
Payable to general partner and affiliates	27,088	84,235

	81,718	181,488

Commitments and contingencies

Partners’ equity (deficit)

General partner	(334,477)	(349,034)
Limited partners (41,286 units of limited partnership interest outstanding)	3,456,864	2,015,746
Accumulated other comprehensive income	10,308	1,234
	3,132,695	1,667,946

	$3,214,413	$1,849,434

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	2013	2012	2011

REVENUE

Interest	$15,826	$14,944	$27,209
Other income from local partnerships		40,000	57,393

TOTAL REVENUE	15,826	54,944	84,602

EXPENSES

Administration fees - affiliate	66,855	125,651	173,313
Management fee - affiliate	63,850	120,004	165,524
Professional fees	63,174	63,924	59,225
State of New Jersey filing fees	37,118	71,358	41,599
Printing, postage and other	24,102	87,483	27,982

TOTAL EXPENSES	255,099	468,420	467,643

	(239,273)	(413,476)	(383,041)

Equity in income (loss) of investment in local partnerships	(10,295)	185,441	112,182

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(249,568)	(228,035)	(270,859)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/ LOCAL PARTNERSHIP PROPERTIES	1,705,243	358,750	128,000

NET INCOME (LOSS)	1,455,675	130,715	(142,859)

Other comprehensive income (loss) - Pemberwick Fund	9,074	(13,714)	14,948
Other comprehensive income - investment in bond			2,730
Reclassification of unrealized gain on investment in bond		(2,730)

OTHER COMPREHENSIVE INCOME (LOSS)	9,074	(16,444)	17,678

COMPREHENSIVE INCOME (LOSS)	$1,464,749	$114,271	$(125,181)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$14,557	$1,307	$(1,429)
Limited partners	1,441,118	129,408	(141,430)

	$1,455,675	$130,715	$(142,859)

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)	$34.91	$3.13	$(3.43)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)		Total

Partners' equity (deficit), March 30, 2010	$(348,912)	$2,027,768	$		$1,678,856

Net loss	(1,429)	(141,430)			(142,859)

Other comprehensive income - Pemberwick Fund				14,948	14,948

Other comprehensive income - investment in bond				2,730	2,730

Partners' equity (deficit), March 30, 2011	(350,341)	1,886,338		17,678	1,553,675

Net income	1,307	129,408			130,715

Other comprehensive loss - Pemberwick Fund				(13,714)	(13,714)

Reclassification of unrealized gain on investment in bond				(2,730)	(2,730)

Partners' equity (deficit), March 30, 2012	(349,034)	2,015,746		1,234	1,667,946

Net income	14,557	1,441,118			1,455,675

Other comprehensive income - Pemberwick Fund				9,074	9,074

Partners' equity (deficit), March 30, 2013	$(334,477)	$3,456,864		$10,308	$3,132,695

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$15,826	$21,209	$30,884
Cash paid for
Administration fees	(87,541)	(163,948)	(288,961)
Management fee	(100,311)	(150,000)	(266,754)
Professional fees	(62,569)	(64,408)	(68,027)
State of New Jersey filing fee	(83,950)	(62,475)	(16,684)
Printing, postage and other expenses	(20,498)	(91,540)	(25,107)

Net cash used in operating activities	(339,043)	(511,162)	(634,649)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(13,393)	(16,540)	(118,727)
Redemptions from Pemberwick Fund	258,431		527,888
Proceeds from redemption of investment in bond		91,000
Investment in bond			(100,940)
Distributions received from local partnerships	87,500	2,500	7,393
Deposit received in connection with sale of limited partner interests/local partnership properties			50,000
Proceeds in connection with sale of limited partner interests/local partnership properties	2,263,340	308,750	128,000

Net cash provided by investing activities	2,595,878	385,710	493,614

Net increase (decrease) in cash and cash equivalents	2,256,835	(125,452)	(141,035)

Cash and cash equivalents at beginning of year	29,291	154,743	295,778

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,286,126	$29,291	$154,743

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$9,074	$(13,714)	$14,948

Unrealized gain on investment in bond			$2,730

Reclassification of unrealized gain on investment in bond		$(2,730)

Increase in due from local partnerships included in other income from local partnerships		$37,500	$50,000

Decrease in deferred revenue in connection with sale of limited partner interests/local partnership properties		$50,000

See reconciliation of net income (loss) to net cash used in operating activities on page 23.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	2013	2012	2011

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$1,455,675	$130,715	$(142,859)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	10,295	(185,441)	(112,182)
Gain on sale of limited partner interests/local partnership properties	(1,705,243)	(358,750)	(128,000)
Other income from local partnerships		(40,000)	(57,393)
Accrued interest purchased at date of investment in bond			1,750
Amortization of premium on investment in bond		1,228	2,048
Loss on redemption of investment in bond		4,914
Decrease (increase) in interest receivable		123	(123)
Increase (decrease) in accounts payable and accrued expenses	(42,623)	4,342	18,988
Decrease in payable to general partner and affiliates	(57,147)	(68,293)	(216,878)

NET CASH USED IN OPERATING ACTIVITIES	$(339,043)	$(511,162)	$(634,649)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2013, 2012 AND 2011

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties L.P. (the "Partnership") was formed on February 12, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners (the “Limited Partners”) on August 19, 1988. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (“IRC”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. In addition, the Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the IRC.  Such interests were acquired in 1988, 1989 and 1994. Richman Tax Credit Properties L.P. (the "General Partner") was formed on February 10, 1988 to act as the General Partner of the Partnership.

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

Investment in Local Partnerships

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

The Partnership assessed the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in loss of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because the Partnership is not considered the primary beneficiary. The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the local general partners (the “Local General Partners”). In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success. As described above, the Partnership’s investment in local partnerships has reached a zero balance as of March 30, 2013.

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
MARCH 30, 2013, 2012 AND 2011

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

Fair Value Measurements

ASC Topic 820 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

• Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

• Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

• Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

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

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its partners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service (“IRS”) and other taxing authorities. Income tax returns filed by the Partnership are subject to examination by the IRS for a period of three years. While no income tax returns are currently being examined by the IRS, tax years subsequent to 2008 remain subject to examination. These financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 8 disclosures related to differences in the financial and tax bases of accounting.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

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

As of March 30, 2013, the Partnership has $2,286,126 in cash and cash equivalents. Of such amount, $305,981 is held in accounts at two financial institutions in which such amount is insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (“FDIC”). The entire amount is FDIC insured as of March 30, 2013. The remaining $1,980,145 is held in accounts at two financial institutions in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the “Advisor”) will select investments so that Pemberwick’s assets will be rated “A-” or better by a nationally recognized statistical rating organization (“NRSRO”) such as Moody’s Investor Services, Inc. (“Moody’s”) and/or by Standard & Poor’s Financial Services, LLC (“S&P”) (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States and having assets in excess of $200 billion. Approximately 90% or more of Pemberwick’s assets will either be invested in securities rated AA or better (if commercial paper rated in the highest category) by a NRSRO or in securities of banking institutions operating in the United States and having assets in excess of $200 billion.

The weighted average duration of Pemberwick’s assets is approximately 1.85 years as of March 30, 2013. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.12 and $10.02 per share as of March 30, 2013 and 2012, respectively. The Partnership’s investment in Pemberwick as of March 30, 2013 and 2012 is $928,287 and $1,164,251, respectively. An unrealized gain of $10,308 as of March 30, 2013 is reflected as accumulated other comprehensive income in the accompanying balance sheet as of March 30, 2013. The Partnership has earned $52,554 of interest revenue from its investment in Pemberwick as of March 30, 2013. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.10 as of May 31, 2013.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

4.	Investment in Pemberwick Fund (Continued)

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $1,553, $1,876 and $2,184 in connection with the Partnership’s investment in Pemberwick for the years ended March 30, 2013, 2012 and 2011, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its administration and management fees (see Note 7) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

5.	Investment in Bond

The Partnership carried its investment in bond as available-for-sale because such investment was used to facilitate and provide flexibility for its obligations. The bond was called during fiscal 2012; accordingly, there is no accumulated other comprehensive income or loss associated with the Partnership’s investment in bond in the accompanying balance sheets. The unrealized gain on investment in bond as of March 30, 2011 is reflected as a reclassification adjustment to accumulated other comprehensive income (loss) and other comprehensive income (loss) in the accompanying financial statements as of and for the year ended March 30, 2012. The Partnership’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

6.	Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in nineteen Local Partnerships. As of March 30, 2013, the Partnership owns a Local Partnership Interest in the following Local Partnerships (see below regarding the potential sale of the Partnership’s remaining Local Partnership Interests):

1)	Cobbet Hill Associates Limited Partnership (“Cobbet”)*;
2)	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”); and
3)	Vista del Mar Limited Dividend Partnership L.P. (“Vista del Mar”).

*An affiliate of the General Partner is a Local General Partner of Cobbet.

The Partnership owns a 99% Local Partnership Interest in Cobbet and Vista del Mar. In the case of Santa Juanita, the 99% interest is shared with American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is an affiliate of the General Partner, whereby the Partnership owns 34.64%.

In connection with the initial purchase of nineteen Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2013 the Partnership is committed to make capital contributions in the aggregate of $36,228,149, which includes Advances to certain Local Partnerships (see discussion below), and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in Massachusetts and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the “Compliance Period”). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the remaining Properties, which receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of the remaining Local Partnerships. As of December 31, 2012, the Local Partnerships have outstanding mortgage loans payable totaling approximately $19,210,000 and accrued interest payable on such loans totaling approximately $15,495,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

For the years ended March 30, 2013 and 2012, the investment in local partnerships activity consists of the following:

	2013	2012

Investment in local partnerships as of March 30, 2012 and 2011	$568,392	$382,951

Distributions from Local Partnerships	(2,263,340)	(40,000)

Gain on sale of limited partner interests/local partnership properties	1,705,243	--

Distributions classified as other income	--	40,000

Equity in income (loss) of investment in local partnerships	(10,295)	185,441

Investment in local partnerships as of March 30, 2013 and 2012	$--	$568,392

During the year ended March 30, 2013, Madison-Bellefield Associates (“Madison-Bellefield”) sold its underlying Property to an affiliate of the Local General Partners of Madison-Bellefield, in connection with which the Partnership received $2,263,340. After accounting for its share of cumulative income, losses and distributions, the Partnership recognized a gain of $1,705,243 in connection with the sale, which amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013. Madison-Bellefield recognized a gain of $2,661,140 in connection with the sale, which amount is reflected as gain on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2012 herein Note 6. Madison-Bellefield has been dissolved. After such sale and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance.

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interest in Gulf Shores Apartments Ltd. (“Gulf Shores”) to the Local General Partner of Gulf Shores; no proceeds were received in connection with the sale. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Gulf Shores reached a zero balance prior to the sale.

In December 2012, the Partnership entered into contracts to sell its Local Partnership Interests in Santa Juanita and Vista del Mar to an affiliate of the Local General Partners of Santa Juanita and Vista del Mar; there will be no proceeds in connection with the proposed sales. Such Local Partnerships have the same Local General Partner. The proposed sales are subject to the approval of the United States Department of Housing and Urban Development (“HUD”); there can be no assurance that HUD will approve either or both of the contracts. The Partnership made Advances to Vista del Mar in a prior year in connection with a mortgage restructuring. Cumulative Advances as of March 30, 2013 and 2012 are $266,286; such Advances were recorded as investment in local partnerships (see Note 1). After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Santa Juanita and Vista del Mar reached a zero balance in a prior year.

In December 2012, the Partnership entered into a contract to sell its Local Partnership Interest in Cobbet to one of the Local General Partners of Cobbet; there will be no proceeds in connection with the proposed sale. One of the Local General Partners of Cobbet is an affiliate of the General Partner; such Local General Partner is not involved in the proposed sale. The proposed sale is subject to the approval of Cobbet’s mortgage lender, the Massachusetts Housing Finance Agency (“MHFA”); there can be no assurance that MHFA will approve the contract. The Partnership made Advances to Cobbet in prior years to fund operating deficits. Cumulative Advances as of March 30, 2013 and 2012 are $392,829; such Advances were recorded as investment in local partnerships (see Note 1). After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Cobbet reached a zero balance in a prior year.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

Cobbet was originally financed with a first mortgage with mandatory monthly payment terms with MHFA and a second mortgage with MHFA under the State Housing Assistance for Rental Production Program (the “SHARP Operating Loan”) whereby proceeds would be advanced monthly as an operating subsidy (the “Operating Subsidy Payments”). The terms of the SHARP Operating Loan called for declining Operating Subsidy Payments over its term (not more than 15 years). However, due to the economic condition of the Northeast region in the early 1990’s, MHFA instituted an operating deficit loan (the “ODL”) program that supplemented the scheduled reduction in the Operating Subsidy Payments. Effective October 1, 1997, MHFA announced its intention to eliminate the ODL program, such that Cobbet no longer receives the ODL, without which Cobbet has been unable to make the full mandatory debt service payments on its first mortgage. MHFA issued a formal notice of default dated February 2, 2004. Since the date MHFA ceased funding the ODL through December 31, 2012, Cobbet has accumulated over $13,134,000 of arrearages and other charges on the first mortgage; as a result of the default, principal and accrued interest in excess of $26,000,000 in connection with the first mortgage, the SHARP Operating Loan and the ODL are considered currently due.

During the year ended March 30, 2012, the Partnership assigned its Local Partnership Interest in Cityside Apartments, L.P. (“Cityside”) to an affiliate of one of the Local General Partners of Cityside. Although the Partnership received no proceeds in connection with the assignment, the Partnership received $37,500 during the year ended March 30, 2013 for distributions that were due to the Partnership under the terms of Cityside’s partnership agreement. Such amount is included in due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2012 and is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year then ended (see Note 1). One of the Local General Partners of Cityside is an affiliate of the General Partner; such Local General Partner was not involved in the assignment. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Cityside reached a zero balance prior to the assignment.

During the year ended March 30, 2007, 4611 South Drexel Limited Partnership, one of the Partnership’s Local Partnership Interests, sold its underlying Property to an unaffiliated third party. In connection with the sale, the parties established an escrow (the “Escrow”) to provide for the potential payment of certain contingencies related to the sale. During the year ended March 30, 2012, the Partnership received $24,750 upon release of the Escrow; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2012.

During the year ended March 30, 2012, the Partnership sold its Local Partnership Interest in Federal Apartments Limited Partnership (“Federal”) to an affiliate of the Local General Partner of Federal for $334,000; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2012. The Partnership received a $50,000 nonrefundable deposit during the year ended March 30, 2011 and the remaining $284,000 during the year ended March 30, 2012. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Federal reached a zero balance prior to the sale.

During the year ended March 30, 2011, Dunbar Limited Partnership (“Dunbar”) and Dunbar Limited Partnership No. 2 (“Dunbar 2”), which Local Partnerships have the same Local General Partner (the “Dunbar Local General Partner”), sold their underlying Properties to affiliates of the Dunbar Local General Partner. In connection with the sales, Dunbar and Dunbar 2 recognized a combined gain of $5,594,810, which amount is reflected as gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2010 herein Note 6. Although the Partnership received no proceeds in connection with the sales, the Partnership received $50,000 during the year ended March 30, 2013 for distributions that were due to the Partnership under the terms of the partnership agreements of Dunbar and Dunbar 2. Such amount is included in due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2012 and is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2011 (see Note 1). After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Dunbar and Dunbar 2 reached a zero balance in a prior year.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2011, the Partnership sold its Local Partnership Interest in Golden Gates Associates (“Golden Gates”) to an affiliate of the Local General Partner of Golden Gates for $128,000; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2011. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Golden Gates reached a zero balance prior to the sale.

The Partnership’s investment in Madison-Bellefield represents more than 20% of the Partnership’s total assets as of March 30, 2012 and the equity in income recognized by the Partnership in connection with Madison-Bellefield represents more than 20% of the Partnership’s net income for the year then ended. The following financial information represents certain balance sheet and operating statement data of Madison-Bellefield as of and for the year ended December 31, 2011:

Total assets	$2,174,375

Total liabilities	$1,610,134

Revenue	$1,532,693

Net income	$187,314

The difference between the Partnership’s investment in local partnerships as of March 30, 2012 and the amount reflected as the Partnership’s investment balance in the combined balance sheet of the Local Partnerships as of December 31, 2011 herein Note 6 represents cumulative carrying value adjustments made by the Partnership (see Note 1) in the amount of $596,586.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $2,084,714, $2,498,743 and $2,941,789 for the years ended December 31, 2012, 2011 and 2010, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

The combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2012, 2011 and 2010 are reflected on pages 31 and 32, respectively.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 are as follows:

	2012	2011

ASSETS

Cash and cash equivalents	$340,061	$410,413
Rents receivable	28,011	61,649
Escrow deposits and reserves	998,708	1,535,584
Land	1,299,090	1,848,481
Buildings and improvements (net of accumulated depreciation of $24,916,049 and $41,237,986)	5,302,878	10,897,301
Intangible assets (net of accumulated amortization of $227,637 and $478,800)	239,555	358,189
Other assets	286,198	415,762

	$8,494,501	$15,527,379

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$379,840	$461,225
Due to related parties	1,123,456	1,191,262
Mortgage loans	19,210,312	28,023,871
Notes payable	1,084,519	1,084,519
Accrued interest	15,494,878	15,699,465
Other liabilities	47,101	115,520

	37,340,106	46,575,862

Partners' equity (deficit)

American Tax Credit Properties L.P.
Capital contributions, net of distributions	8,934,659	16,237,638
Cumulative loss	(8,934,659)	(15,072,660)

	--	1,164,978
General partners and other limited partners
Capital contributions, net of distributions	628,191	726,520
Cumulative loss	(29,473,796)	(32,939,981)

	(28,845,605)	(32,213,461)

	(28,845,605)	(31,048,483)

	$8,494,501	$15,527,379

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010

REVENUE

Rental	$4,007,675	$7,030,623	$10,756,948
Interest and other	48,730	117,168	915,864

TOTAL REVENUE	4,056,405	7,147,791	11,672,812

EXPENSES

Administrative	933,831	1,529,635	2,397,258
Utilities	442,498	761,207	1,324,839
Operating and maintenance	804,332	1,656,430	3,290,934
Taxes and insurance	296,872	592,308	925,718
Financial	2,227,075	2,714,053	3,052,201
Depreciation and amortization	1,534,260	2,277,780	3,304,169

TOTAL EXPENSES	6,238,868	9,531,413	14,295,119

LOSS FROM OPERATIONS BEFORE GAIN ON SALE OF PROPERTY	(2,182,463)	(2,383,622)	(2,622,307)

GAIN ON SALE OF PROPERTY	2,661,140	--	5,594,810

NET INCOME (LOSS)	$478,677	$(2,383,622)	$2,972,503

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties L.P.	$(10,295)	$185,441	$112,182
General partners and other limited partners (includes Partnership losses in excess of investment of $2,084,714, $2,498,743 and $2,941,789 and specially allocated income of $2,661,140, $0 and $5,815,575)	488,972	(2,569,063)	2,860,321

	$478,677	$(2,383,622)	$2,972,503

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

7.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) in the maximum amount of $175,466 payable to the General Partner for its services in connection with the management of the affairs of the Partnership, subject to adjustment under the terms of the Partnership Agreement. The Partnership incurred Management Fees of $63,850, $120,004 and $165,524 for the years ended March 30, 2013, 2012 and 2011, respectively.  Unpaid Management Fees in the amount of $11,588 and $48,049 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2013 and 2012, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Pursuant to an agreement with the General Partner, the Partnership incurs an annual administration fee (the "Administration Fee") in the maximum amount of $152,758 and an annual additional administration fee (the “Additional Administration Fee”) in the maximum amount of $30,965 for administrative services provided to the Partnership, subject to adjustment under the terms of the Partnership Agreement. The Partnership incurred Administration Fees of $55,587, $104,474 and $144,103 for the years ended March 30, 2013, 2012 and 2011, respectively, and Additional Administration Fees of $11,268, $21,177 and $29,210 for the years ended March 30, 2013, 2012 and 2011, respectively.  Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Administration Fees and Additional Administration Fees in the cumulative amount of $15,500 and $36,186 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2013 and 2012, respectively.

For the years ended December 31, 2012, 2011 and 2010, Cityside paid and/or incurred the following amounts to an affiliate of the General Partner in connection with services provided to Cityside:

	2012		2011		2010
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$4,827	$--	$90,555	$88,352	$80,609	$87,639

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

8.	Taxable Income (Loss)

A reconciliation of the financial statement net income (loss) of the Partnership for the years ended March 30, 2013, 2012 and 2011 to the tax return income for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2013	2012	2011

Financial statement net income (loss) for the years ended March 30, 2013, 2012 and 2011	$1,455,675	$130,715	$(142,859)

Add (less) net transactions occurring between
January 1, 2010 to March 30, 2010	--	--	(118,151)
January 1, 2011 to March 30, 2011	--	(110,315)	110,315
January 1, 2012 to March 30, 2012	(86,016)	86,016	--
January 1, 2013 to March 30, 2013	31,471	--	--

Adjusted financial statement net income (loss) for the years ended December 31, 2012, 2011 and 2010	1,401,130	106,416	(150,695)

Management Fees and Administration Fees deductible for tax purposes when paid	(21,074)	(58,608)	(196,452)

Differences arising from equity in income (loss) of investment in local partnerships	785,152	(1,167,318)	3,705,005

Difference in gain on sale of limited partner interests/local partnership properties	3,100,825	3,211,322	3,646,206

Write-off of Advances for tax purposes	(636,574)	--	--

Other income from local partnerships	(37,500)	(5,000)	(62,073)

Over accrual of State of New Jersey filing fee for financial reporting	26,827	--	--

Nondeductible expenses	--	3,120	--

Interest on Advance to Local Partnership recorded for tax purposes	--	--	5,743

Other differences	331	(3,379)	4,054

Tax return income for the years ended December 31, 2012, 2011 and 2010	$4,619,117	$2,086,553	$6,951,788

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2012 and 2011 are as follows:

	2012	2011

Investment in local partnerships - financial reporting	$--	$568,392
Investment in local partnerships - tax	(20,253,151)	(23,533,236)

	$20,253,151	$24,101,628

Payable to general partner and affiliates in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

9.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents

The carrying amount approximates fair value.

The estimated fair values of the Partnership’s other financial instruments as of March 30, 2013 and 2012 are disclosed elsewhere in the notes to the financial statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Tax concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 65, is the sole Director of Richman Tax. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Tax Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties II L.P., the sole director of Richman Housing Credits Inc., an affiliate of Richman Tax and the general partner of the general partner of American Tax Credit Properties III L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Tax and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 52, is the President of Richman Tax and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 52, is a Vice President and the Treasurer of Richman Tax. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax.  Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM. Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC. From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 57, is the Secretary of Richman Tax and a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 51, is the Assistant Treasurer of Richman Tax and is the Assistant Treasurer of Richman Group.  Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.                  Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Tax and did not pay any such compensation during the year ended March 30, 2013 or during the prior two fiscal years.  During the year ended March 30, 2013 and during the prior two fiscal years, Richman Tax did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Tax receive compensation from certain affiliates of Richman Tax for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.                  Security Ownership of Certain Beneficial Owners and Management.

Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068, are the owners of 5,511 Units, representing approximately 13.35% of all such Units. As of June 13, 2013, no person or entity, other than Prizm Investments and certain affiliates thereof, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Tax nor the director or any officer of Richman Tax own any Units. Richman Tax is wholly-owned by Richard Paul Richman.

Item 13.                  Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2014.

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

Indebtedness of Management

No officer or director of Richman Tax or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2013 and 2012.

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

Item 14.                  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2013 and 2012:

	2013	2012

Audit Fees	$39,825	$39,825
Audit-Related Fees	--	--
Tax Fees	$13,275	$13,275
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2013 and 2012.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2013 and 2012 principal accountant fees and services.

PART IV

Item 15.                  Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements.

See Item 8 - Financial Statements and Supplementary Data.

(2) Financial Statement Schedules.

No financial statement schedules are included because of the absence of the conditions under which they arerequired or because the information is included in the financial statements or the notes thereto.

(3) Exhibits.

Incorporated by
	Exhibit	Reference to
3.1	Certificate of Limited Partnership of Registrant	Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-11 dated April 29, 1988 (File No. 33-20391)

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed May 6, 1988 (File No. 33-20391)

10.1	4611 South Drexel Limited Partnership Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)

10.2	B & V, Ltd. Fourth Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.3	B & V Phase I, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1994 (File No. 0-17619)

10.4	B & V Phase I, Ltd. Assignment of Partnership Interests, Assumption of Responsibilities, and Waiver of Conditions	Exhibit 10.4 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-17619)

10.5	Blue Hill Housing Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.6	Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.7	Amendment No. 1 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-K Report for the year ended March 30, 1992 (File No. 0-17619)

10.8	Amendment No. 2 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report for the year ended March 30, 1992 (File No. 0-17619)

Incorporated by
	Exhibit	Reference to
10.9	Amendment No. 3 to Cityside Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1992 (File No. 0-17619)

10.10	Cobbet Hill Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.11	Cobbet Hill Associates Limited Partnership First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)

10.12	Cobbet Hill Associates Limited Partnership Second Amendment to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)

10.13	Dunbar Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.14	Dunbar Limited Partnership No. 2 Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.15	Erie Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 10-K Report for the year ended March 30, 1989 (File No. 33-20391)

10.16	Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.17	First Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.14 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)

10.18	Second Amendment to Federal Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1993 (File No. 0-17619)

10.19	Golden Gates Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

10.20	Grove Park Housing, A California Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.21	Gulf Shores Apartments Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-K Report for the year ended March 30, 1989 (File No. 33-20391)

10.22	Hilltop North Associates, A Virginia Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.12 to Form 10-K Report for the year ended March 30, 1990 (File No. 0-17619)

10.23	Madison-Bellefield Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 8-K Report dated January 17, 1989 (File No. 33-20391)

Incorporated by
	Exhibit	Reference to
10.24	Amended and Restated Articles of Partnership in Commendam of Pine Hill Estates Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)

10.25	Santa Juanita Limited Dividend Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)

10.26	Second Amendment of Limited Partnership of Santa Juanita Limited Dividend Partnership and Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report for the year ended March 30, 1994 (File No. 0-17619)

10.27	Amendment No. 1 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.24 hereof.)	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)

10.28	Amendment No. 2 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)

10.29	Vista Del Mar Limited Dividend Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-K Report for the year ended March 30, 1989 (File No. 33-20391)

10.30	Certificate of Amendment of Limited Partnership of Vista Del Mar Limited Dividend Partnership and Amendment No. 1 to the Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.25 to Form 10-K Report for the year ended March 30, 1994 (File No. 0-17619)

10.31	Amendment No. 1 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.28 hereof.)	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)

10.32	Amendment No. 2 to Vista del Mar Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-17619)

10.33	Amended and Restated Articles of Partnership in Commendam of Winnsboro Homes Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1989 (File No. 0-17619)

10.34	The B & V, Ltd. Investment Agreement	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1994 (File No. 0-17619)

10.35	The B & V Phase I, Ltd. Investment Agreement	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1994 (File No. 0-17619)

16.1	Letter to the Securities and Exchange Commission from Reznick Group, P.C., dated November 9, 2012	Exhibit 16.1 to Current Report on Form 8-K filed on November 9, 2012

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Incorporated by
	Exhibit	Reference to
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.22	Pages 21 through 35 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.22 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)

99.23	Pages 51 through 75 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.23 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)

99.24	Pages 89 through 91 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.24 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)

99.25	Pages 16 through 19 of Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.25 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)

99.26	Supplement No. 1 dated August 11, 1988 to Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.26 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)

99.27	Supplement No. 2 dated September 20, 1988 to Prospectus dated May 6, 1988 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.27 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-17619)

99.28	Independent Auditors’ Report of Cobbet Hill Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.26 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-17619)

99.29	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.27 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-17619)

99.30	Audited Financial Statements of Madison-Bellefield Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.28 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-17619)

**101	Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”); (i) Balance Sheets as of March 30, 2013 and 2012; (ii) Statements of Operations and Other Comprehensive Income (Loss) for the years ended March 30, 2013, 2012 and 2011; (iii) Statements of Changes in Partners’ Equity (Deficit) for the years ended March 30, 2013, 2012 and 2011; and (iv) Statements of Cash Flows for the years ended March 30, 2013, 2012 and 2011

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

(b)        Exhibits.

See (a)(3) above.

(c)        Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties L.P.,
General Partner

By: Richman Tax Credit Properties Inc.,
general partner

Dated: June 27, 2013	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 27, 2013	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 27, 2013
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 27, 2013
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of the	June 27, 2013
(Richard Paul Richman)	General Partner