Form 10-Q
period 2013-12-30
AMERICAN TAX CREDIT PROPERTIES LP
filed 2014-02-05
CIK 830159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2013

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

As of February 5, 2014, there are 41,286 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2013	2013

ASSETS

Cash and cash equivalents	$126,287	$2,286,126
Investment in Pemberwick Fund - a short duration bond fund	1,849,485	928,287

	$1,975,772	$3,214,413

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$14,375	$54,630
Payable to general partner and affiliates	4,172	27,088

	18,547	81,718

Commitments and contingencies

Partners' equity (deficit)

General partner	(346,133)	(334,477)
Limited partners (41,286 units of limited partnership interest outstanding)	2,301,525	3,456,864
Accumulated other comprehensive income	1,833	10,308

	1,957,225	3,132,695

	$1,975,772	$3,214,413

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2013 AND 2012
(UNAUDITED)

	Three Months Ended December 30, 2013	Nine Months Ended December 30, 2013	Three Months Ended December 30, 2012	Nine Months Ended December 30, 2012

REVENUE

Interest	$10,996	$20,296	$5,884	$12,821

TOTAL REVENUE	10,996	20,296	5,884	12,821

EXPENSES

Administration fees	9,629	43,246	17,393	54,722
Management fee	9,197	41,303	16,611	52,262
Professional fees	7,536	36,967	15,380	47,184
State of New Jersey filing fee			17,840	53,520
Printing, postage and other	15,628	21,409	5,440	12,935

TOTAL EXPENSES	41,990	142,925	72,664	220,623

	(30,994)	(122,629)	(66,780)	(207,802)

Equity in loss of investment in local partnerships				(10,295)

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/ LOCAL PARTNERSHIP PROPERTIES	(30,994)	(122,629)	(66,780)	(218,097)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES			30,539	1,705,243

NET INCOME (LOSS)	(30,994)	(122,629)	(36,241)	1,487,146

Other comprehensive income (loss) - Pemberwick Fund	(3,887)	(8,475)	(1,794)	8,160

COMPREHENSIVE INCOME (LOSS)	$(34,881)	$(131,104)	$(38,035)	$1,495,306

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(310)	$(1,226)	$(363)	$14,871
Limited partners	(30,684)	(121,403)	(35,878)	1,472,275

	$(30,994)	$(122,629)	$(36,241)	$1,487,146

NET INCOME (LOSS) per unit of limited partnership interest (41,286 units of limited partnership interest)	$(.74)	$(2.94)	$(.87)	$35.66

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$20,296	$12,821
Cash paid for
Administration fees	(56,465)	(84,335)
Management fees	(51,000)	(100,311)
Professional fees	(70,142)	(58,294)
State of New Jersey filing fee	(1,438)	(83,950)
Printing, postage and other expenses	(27,051)	(14,973)

Net cash used in operating activities	(185,800)	(329,042)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(1,913,957)	(10,661)
Redemptions from Pemberwick Fund	984,284	258,431
Distributions received from local partnerships		87,500
Proceeds in connection with sale of limited partner interests/local partnership properties		2,263,340

Net cash provided by (used in) investing activities	(929,673)	2,598,610

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(1,044,366)

Net cash used in financing activities	(1,044,366)

Net increase (decrease) in cash and cash equivalents	(2,159,839)	2,269,568

Cash and cash equivalents at beginning of period	2,286,126	29,291

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126,287	$2,298,859

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(8,475)	$8,160

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(122,629)	$1,487,146

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships		10,295
Gain on sale of limited partner interests/local partnership properties		(1,705,243)
Decrease in accounts payable and accrued expenses	(40,255)	(43,578)
Decrease in due to general partner and affiliates	(22,916)	(77,662)

NET CASH USED IN OPERATING ACTIVITIES	$(185,800)	$(329,042)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2013
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2013 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in nineteen partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $36,228,149, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of December 30, 2013, the Partnership holds a Local Partnership Interest in two Local Partnerships (see discussion below regarding the potential sale of the Partnership’s remaining Local Partnership Interests). The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

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

During the nine months ended December 30, 2013, the Partnership sold its Local Partnership Interest in Cobbet Hill Associates Limited Partnership (“Cobbet”) to one of the Local General Partners of Cobbet; there were no proceeds in connection with the sale. One of the Local General Partners of Cobbet is an affiliate of the General Partner; such Local General Partner was not involved in the sale.

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
DECEMBER 30, 2013
(UNAUDITED)

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.08 per share as of December 30, 2013. An unrealized gain of $1,833 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2013. As of December 30, 2013, the Partnership has earned $72,227 of interest revenue from its investment in Pemberwick.

4.	Distributions to Partners

During the nine months ended December 30, 2013, the Partnership made a distribution to its limited partners (the “Limited Partners”) of $25 per unit of limited partnership interest to unit holders of record as of August 30, 2013.  Part of the distribution included the payment of non-resident withholding taxes on behalf of certain Limited Partners in connection with a Local Partnership’s sale of its underlying Property and the resulting gain during the year ended December 31, 2012. The total distributions to the Limited Partners and the General Partner were $1,033,936 and $10,430, respectively.

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

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2013, American Tax Credit Properties L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2013, primarily as the result of distributions to the limited partners (the “Limited Partners”) and the general partner (the “General Partner”) (see discussion below). Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the nine months ended December 30, 2013, Registrant received cash from interest revenue and redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”), and utilized cash for operating expenses, investments in Pemberwick and distributions to its partners. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $1,239,000 during the nine months ended December 30, 2013 (which includes an unrealized loss on investment in Pemberwick of approximately $8,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of December 30, 2013 represents accrued administration and management fees.

During the nine months ended December 30, 2013, Registrant made a distribution to the Limited Partners of $25 per unit of limited partnership interest to unit holders of record as of August 30, 2013.  Part of the distribution included the payment of non-resident withholding taxes on behalf of certain Limited Partners in connection with a Local Partnership’s sale of its underlying Property and the resulting gain during the year ended December 31, 2012. The total distributions to the Limited Partners and the General Partner were $1,033,936 and $10,430, respectively.

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

Registrant’s operations for the three months ended December 30, 2013 and 2012 have not varied significantly, as reflected by the net losses of $30,994 and $36,241, respectively. Operating expenses reflect a net decrease of approximately $31,000, due in part to a decrease in State of New Jersey filing fees of approximately $18,000 resulting from Registrant no longer owning a Local Partnership Interest in any Local Partnerships with underlying Properties located in New Jersey. A gain on sale of limited partner interests/local partnership properties of approximately $31,000 was recognized in fiscal 2012. Other comprehensive loss for the three months ended December 30, 2013 resulted from an unrealized loss on investment in Pemberwick of $3,887.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the nine months ended December 30, 2013 and 2012 resulted in net income (loss) of $(122,629) and $1,487,146, respectively. The increase in net loss is primarily attributable to gain on sale of limited partner interests/local partnership properties of approximately $1,705,000 recognized in fiscal 2012, partially offset by (i) a decrease in State of New Jersey filing fees of approximately $54,000 resulting from Registrant no longer owning a Local Partnership Interest in any Local Partnerships with underlying Properties located in New Jersey, (ii) a net decrease in other operating expenses of approximately $24,000 and (iii) a decrease in equity in loss of investment in local partnerships of approximately $10,000, which decrease is attributable to Registrant’s investment in local partnerships reaching a zero balance during the year ended March 30, 2013. Other comprehensive loss for the nine months ended December 30, 2013 resulted from an unrealized loss on investment in Pemberwick of $8,475.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2004. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of February 2014, Registrant owns two of the nineteen Local Partnership Interests initially acquired (see discussion below regarding the potential sale of Registrant’s remaining Local Partnership Interests). In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The two remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in Puerto Rico. The two remaining Local Partnerships receive rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.

AMERICAN TAX CREDIT PROPERTIES L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of either or both of the remaining Local Partnerships. The remaining Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines; such Local Partnerships entered into restructuring agreements in a prior year, resulting in a change to both rent subsidy and mandatory debt service.

The two remaining Local Partnerships have financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which are subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). Registrant has no legal obligation to fund any operating deficits of the Local Partnerships.

During the nine months ended December 30, 2013, Registrant sold its Local Partnership Interest in Cobbet Hill Associates Limited Partnership (“Cobbet”) to one of the Local General Partners of Cobbet; there were no proceeds in connection with the sale. One of the Local General Partners of Cobbet is an affiliate of the General Partner; such Local General Partner was not involved in the sale.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2013.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES L.P.

Part II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

None.

Item 1A.              Risk Factors.

As of February 2014, Registrant owns two Local Partnership Interests, as compared to three as of June 2013 as disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2013; see Item 2 of Part I regarding Registrant’s disposal of a Local Partnership Interest. There have been no other material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2013.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                 Defaults Upon Senior Securities.

None.

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

AMERICAN TAX CREDIT PROPERTIES L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties L.P.,
General Partner

By:Richman Tax Credit Properties, Inc.,
general partner

Dated: February 5, 2014	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: February 5, 2014	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: February 5, 2014	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director